Form 10-Q
period 2002-09-30
CELLCO PARTNERSHIP
filed 2002-11-20
CIK 1175215

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

          (Mark one)
              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to


                        Commission file number 333-92214


                               Cellco Partnership
             (Exact name of registrant as specified in its charter)


              Delaware                                     22-3372889
      (State of Organization)                          (I.R.S. Employer
                                                      Identification No.)

      180 Washington Valley Road                             07921
        Bedminster, New Jersey                             (Zip Code)
(Address of principal executive offices)

                  Registrant's telephone number (908) 306-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No  X
                                              ---    ---


===============================================================================

-------------------------------------------------------------------------------
                               Table of Contents
-------------------------------------------------------------------------------

Item No.

Part I. Financial Information                                              Page
-------------------------------------------------------------------------------
1.   Financial Statements (Unaudited)

     Condensed Consolidated Statements of Operations
       and Comprehensive Income
     Three and nine months ended September 30, 2002 and 2001                 1

     Condensed Consolidated Balance Sheets
     September 30, 2002 and December 31, 2001                                2

     Condensed Consolidated Statements of Cash Flows
     Nine months ended September 30, 2002 and 2001                           3

     Notes to Unaudited Condensed Consolidated Financial Statements          4

2.   Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                  10

3.   Quantitative and Qualitative Disclosures About Market Risk             19

4.   Controls and Procedures                                                19


Part II. Other Information
-------------------------------------------------------------------------------

6.   Exhibits and Reports on Form 8-K                                       20



Signature                                                                   21

Certifications                                                              22

-------------------------------------------------------------------------------
Part I - Financial Information
-------------------------------------------------------------------------------

Item 1.  Financial Statements
-------------------------------------------------------------------------------

                   Condensed Consolidated Statements of Operations and Comprehensive Income
                                 Cellco Partnership (d/b/a Verizon Wireless)

(Dollars in Millions) (Unaudited)                   Three Months Ended September 30,  Nine Months Ended September 30,
                                                                2002            2001             2002            2001
----------------------------------------------------------------------------------------------------------------------
Operating Revenue
Service revenue                                        $       4,613    $      4,183    $      13,034   $      11,981
Equipment and other                                              369             337            1,060             969
                                                       --------------------------------------------------------------
Total operating revenue                                        4,982           4,520           14,094          12,950

Operating Costs and Expenses
Cost of service (excluding depreciation and
   amortization related to network assets included
   below)                                                        716             682            2,075           2,000
Cost of equipment                                                677             593            1,891           1,723
Selling, general and administrative                            1,816           1,661            5,211           4,757
Depreciation and amortization                                    828             941            2,394           2,748
Sales of assets, net                                               -               3               (2)              5
                                                       --------------------------------------------------------------
Total operating costs and expenses                             4,037           3,880           11,569          11,233

Operating Income                                                 945             640            2,525           1,717

Other Income (Expenses)
Interest expense, net                                           (141)           (111)            (435)           (435)
Minority interests                                               (40)            (17)             (85)            (63)
Equity in income of unconsolidated entities                        3              10               11               -
Other, net                                                         2               4                3              (3)
                                                       --------------------------------------------------------------
Income before provision for income taxes and                     769             526            2,019           1,216
   cumulative effect of a change in accounting
   principle

Provision for income taxes                                       (35)            (24)            (139)            (52)
                                                       --------------------------------------------------------------
Income Before Cumulative Effect of a Change in                   734             502            1,880           1,164
   Accounting Principle

Cumulative effect of a change in accounting principle              -               -                -              (4)
                                                       --------------------------------------------------------------
Net Income                                                       734             502            1,880           1,160
                                                       --------------------------------------------------------------

Other Comprehensive Income

Unrealized loss on derivative financial instruments                -              (5)              (1)             (3)
                                                       --------------------------------------------------------------
Comprehensive Income                                   $         734    $        497    $       1,879   $       1,157
                                                       ==============================================================


See Notes to Unaudited Condensed Consolidated Financial Statements

                          Condensed Consolidated Balance Sheets
                       Cellco Partnership (d/b/a Verizon Wireless)


(Dollars in Millions) (Unaudited)                                    September 30,    December 31,
                                                                              2002            2001
--------------------------------------------------------------------------------------------------
Assets
Current assets
  Cash                                                              $          179   $         198
  Accounts receivable, net of allowances of $311 and $288                    1,715           1,858
  Unbilled revenue                                                             359             335
  Other receivables, net                                                       228             243
  Inventories, net                                                             306             615
  Prepaid expenses and other current assets                                    436             428
                                                                    ------------------------------
  Total current assets                                                       3,223           3,677
                                                                    ------------------------------

Property, plant and equipment, net                                          17,159          15,966
Wireless licenses, net                                                      40,247          37,741
Other intangibles, net                                                       1,728           2,073
Investments in unconsolidated entities                                         226             222
Deferred charges and other assets, net                                         471             471
                                                                    ------------------------------
Total assets                                                        $       63,054   $      60,150
                                                                    ==============================

Liabilities and Partners' Capital
Current liabilities
  Short-term obligations, including current maturities              $           78   $         458
  Due to affiliates, net                                                     7,434           8,359
  Accounts payable and accrued liabilities                                   2,465           2,584
  Advance billings                                                             558             475
  Other current liabilities                                                    120              90
                                                                    ------------------------------
  Total current liabilities                                                 10,655          11,966
                                                                    ------------------------------

Long-term debt                                                               4,071           4,099
Due to affiliates                                                            2,781           2,431
Deferred tax liabilities, net                                                4,101           2,424
Other non-current liabilities                                                  338             320
                                                                    ------------------------------
Total liabilities                                                           21,946          21,240
                                                                    ------------------------------

Minority interests in consolidated entities                                  1,545             365
Partners' capital subject to redemption                                     20,000          20,000
Commitments and contingencies (see Note 7)
Partners' capital
  Capital                                                                   19,566          18,547
  Accumulated other comprehensive loss                                          (3)             (2)
                                                                    ------------------------------
  Total partners' capital                                                   19,563          18,545
                                                                    ------------------------------
Total liabilities and partners' capital                             $       63,054   $      60,150
                                                                    ==============================


See Notes to Unaudited Condensed Consolidated Financial Statements

                               Condensed Consolidated Statements of Cash Flows
                                 Cellco Partnership (d/b/a Verizon Wireless)


(Dollars in Millions) (Unaudited)                                                    Nine Months Ended September 30,
                                                                                              2002              2001
--------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income                                                                           $       1,880     $       1,160
Add: Cumulative effect of a change in accounting principle                                       -                 4
                                                                                     -------------------------------
Income before cumulative effect of a change in accounting principle                          1,880             1,164
Adjustments to reconcile income before cumulative effect of a change in accounting principle to net cash provided by operating activities:
     Depreciation and amortization                                                           2,394             2,748
     Equity in income of unconsolidated entities                                               (11)                -
     Minority interests                                                                         85                63
     Net loss on disposal of property, plant and equipment                                       1                 5
     Net gain on sale of other assets                                                           (3)                -
     Mark-to-market adjustment-financial instruments                                             1                 2
     Changes in certain assets and liabilities (net of the effects of purchased
       and disposed businesses)                                                                379            (1,169)
                                                                                     -------------------------------
Net cash provided by operating activities                                                    4,726             2,813
                                                                                     -------------------------------

Cash Flows from Investing Activities
Capital expenditures                                                                        (2,981)           (3,342)
Proceeds from sale of property, plant and equipment                                              5                 -
Acquisitions of businesses and licenses, net of cash acquired                                 (774)             (610)
Wireless licenses refund (deposit)                                                           1,479            (1,691)
Distributions from unconsolidated entities                                                       7                 3
Proceeds from sale of other assets                                                               5                 3
                                                                                     -------------------------------
Net cash used in investing activities                                                       (2,259)           (5,637)
                                                                                     -------------------------------

Cash Flows from Financing Activities
Net (payments to) proceeds from affiliates                                                    (576)            3,042
Repayments of short-term obligations                                                          (428)              (31)
Issuance of long-term debt                                                                       -               586
Repayments of long-term debt, net                                                             (584)               (3)
Distributions to partners                                                                     (862)             (691)
Contributions from minority investors                                                            6                 -
Distributions to minority investors                                                            (42)              (14)
                                                                                     -------------------------------
Net cash (used in) provided by financing activities                                         (2,486)            2,889
                                                                                     -------------------------------

(Decrease) increase in cash                                                                    (19)               65
Cash, beginning of period                                                                      198                87
                                                                                     -------------------------------
Cash, end of period                                                                  $         179     $         152
                                                                                     ===============================


See Notes to Unaudited Condensed Consolidated Financial Statements

         Notes to Unaudited Condensed Consolidated Financial Statements
                  Cellco Partnership (d/b/a Verizon Wireless)


1.   Background and Basis of Presentation
-------------------------------------------------------------------------------

Cellco Partnership (the "Partnership"), doing business as Verizon Wireless, is the nation's leading provider of wireless communications in terms of number of subscribers, network coverage, revenues and operating cash flow. The Partnership provides wireless voice and data services and related equipment to consumers and business customers in its markets. The Partnership has the largest wireless network in the United States covering 49 of the 50 largest metropolitan areas throughout the United States.

The accompanying unaudited financial statements have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the December 31, 2001 financial statements of the Partnership included in the Cellco Partnership and Verizon Wireless Capital LLC Form S-4 filed on October 9, 2002.

Certain reclassifications have been made to the 2001 condensed consolidated financial statements to conform to the current year presentation. In addition, the Partnership has reclassified all site rentals, including tower rentals, and network-related salaries from selling, general and administrative expense to cost of service for all periods presented.


2.   Wireless Licenses and Other Intangibles, Net
-------------------------------------------------------------------------------

The Partnership has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002. In conjunction with this adoption, the Partnership has reassessed the useful lives of previously recognized intangible assets. The Partnership's principal intangible assets are licenses, including licenses associated with equity method investments, which provide the Partnership with the exclusive right to utilize certain radio frequency spectrum to provide wireless communication services. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the Federal Communications Commission ("FCC"). Renewals of licenses have occurred routinely and at nominal cost. Moreover, the Partnership has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the Partnership's wireless licenses. As a result, the wireless licenses will be treated as an indefinite life intangible asset under the provisions of SFAS No. 142 and will not be amortized but rather will be tested for impairment. The Partnership will reevaluate the useful life determination for wireless licenses each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

Previous business combinations have been for the purpose of acquiring existing licenses and related infrastructure to enable the Partnership to build out its existing nationwide network. The primary asset acquired in such combinations has been wireless licenses. In the allocation of the purchase price of these previous acquisitions, amounts classified as goodwill have related predominantly to the expected synergies of placing the acquired licenses in the Partnership's national footprint. Further, in purchase accounting, the values assigned to both wireless licenses and goodwill were principally determined based on an allocation of the excess of the purchase price over the acquired net assets. The Partnership believes that the nature of our wireless licenses and related goodwill are fundamentally indistinguishable.

In light of these considerations, on January 1, 2002, amounts previously classified as goodwill, approximately $7,958 million for the year ended December 31, 2001, were reclassified into wireless licenses. Also, assembled workforce, previously included in other intangible assets, will no longer be recognized separately from wireless licenses. Amounts for fiscal year 2001 have been reclassified to conform to the presentation adopted on January 1, 2002. In conjunction with this reclassification, and in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," the Partnership has recognized a deferred tax liability of approximately $1,627 million related to the difference in the tax basis versus book basis of the wireless licenses. This reclassification, including the related impact on deferred taxes, had no impact on the results of operations of the Partnership. This reclassification and the methodology to be subsequently used to test wireless licenses for impairment under SFAS No. 142, as described in the next paragraph, have been reviewed with the staff of the SEC.

When testing the carrying value of the wireless licenses for impairment, the Partnership will determine the fair value of the aggregated wireless licenses by subtracting from enterprise discounted cash flows the fair value of all of the other net tangible and intangible assets of the Partnership. If the fair value of the aggregated wireless licenses as determined above is less than the aggregated carrying amount of the licenses, an impairment will be recognized. Upon adoption of SFAS No. 142, a test for impairment was performed with no impairment recognized. Future tests for impairment will be performed at least annually and more often if events or circumstances warrant.

Other intangibles, net, which primarily represent acquired customer lists, have a finite useful life of 3-7 years.

The following table presents the adjusted net income that would have been recognized if the amortization expense associated with wireless licenses, including licenses associated with equity method investments, had been excluded in each period shown.

    (Dollars in Millions)               Three Months Ended September 30,      Nine Months Ended September 30,
                                                 2002               2001                2002             2001
    ---------------------------------------------------------------------------------------------------------
    Reported net income                  $        734      $         502        $      1,880     $      1,160
    Add: Wireless license
      amortization, net of tax                      -                266                   -              796
                                         --------------------------------------------------------------------
    Adjusted net income                  $        734      $         768        $      1,880     $      1,956
                                         ====================================================================


The changes in the carrying amount of wireless licenses are as follows:

    (Dollars in Millions)                                                Wireless Licenses
                                                         Wireless          Associated with
                                                    Licenses, net            Equity Method
                                                              (a)              Investments               Total
    ----------------------------------------------------------------------------------------------------------
    Balance, net, as of December 31, 2001         $        37,741     $                168     $        37,909
    Wireless licenses acquired                              2,320                        -               2,320
    Aggregate impairment losses recognized                      -                        -                   -
    Other                                                     186                        -                 186
                                                  ------------------------------------------------------------
    Balance as of September 30, 2002              $        40,247     $                168     $        40,415
                                                  =============================================================

     ------------
    (a) Interest costs of $19 and $25 were capitalized in wireless licenses during the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively.


Other intangibles, net consist of the following:

    (Dollars in Millions)                        September 30,      December 31,
                                                          2002              2001
    ----------------------------------------------------------------------------
    Customer lists (4-7 yrs.)                  $         3,424    $        3,349
    Other (3-5 yrs.)                                         1                 5
                                               ---------------------------------
                                                         3,425             3,354
    Less:  accumulated amortization (a)(b)               1,697             1,281
                                               ---------------------------------
    Other intangibles, net                     $         1,728    $        2,073
                                               =================================
    ------------
    (a)  Amortization expense for the three and nine months ended September
         30, 2002 and 2001 was $133, $151, $416 and $484, respectively.
    (b) Based solely on the amortized intangible assets existing at September 30, 2002, the estimated amortization expense for the five succeeding fiscal years is as follows:

            For the year ended 12/31/02      $  551
            For the year ended 12/31/03      $  519
            For the year ended 12/31/04      $  469
            For the year ended 12/31/05      $  462
            For the year ended 12/31/06      $  131

3.   Recently Issued Accounting Pronouncements
-------------------------------------------------------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires entities to recognize the fair value of any legal obligation associated with the retirement of long-lived assets and to capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. The Partnership is required to adopt the standard effective January 1, 2003, with early adoption allowed. The Partnership is currently evaluating its long-lived asset retirement obligations in relation to the provisions of SFAS No. 143 to determine the impact, if any, on its future results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard re-addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It concludes that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The Partnership has adopted the standard effective January 1, 2002. The adoption of SFAS No. 144 had no material effect on the Partnership's results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This standard requires the recognition of a liability for a cost associated with an exit or disposal activity at the time the liability is incurred, rather than at the commitment date to exit a plan as required by EITF 94-3. The Partnership is required to adopt this standard for exit or disposal activities initiated after December 31, 2002, with early adoption allowed. The Partnership is currently evaluating the provisions of SFAS No. 146 to determine the impact, if any, on its future results of operations or financial position.


4.   Business Combinations
-------------------------------------------------------------------------------

Price Communications Wireless, Inc. and Other Acquisitions

On August 15, 2002, the Partnership acquired substantially all of the operating assets of Price Communications Wireless, Inc. ("Price"), a subsidiary of Price Communications Corp., pursuant to an agreement dated as of December 18, 2001, as amended. The transaction was valued at $1,704 million, including $550 million in net debt assumed and redeemed. On December 17, 2001 a new limited partnership, Verizon Wireless of the East LP, was formed for the purpose of acquiring the assets to be contributed by Price and subsidiaries of the Partnership. The Partnership contributed certain of its assets to the new limited partnership in exchange for a managing general partner interest and a limited partner interest. In exchange for its contributed assets, Price received a preferred limited partnership interest in Verizon Wireless of the East LP that is exchangeable under certain circumstances into common stock of Verizon Wireless Inc. (if an initial public offering of such stock occurs) or into common stock of Verizon Communications Inc. ("Verizon") on the fourth anniversary of the asset contribution if a qualifying initial public offering of Verizon Wireless Inc. common stock has not occurred prior to such anniversary. Price's initial capital account balance for its preferred interest was $1,112 million, which is included in minority interests in consolidated entities in the September 30, 2002 consolidated balance sheet. Verizon Wireless of the East LP is controlled and fully consolidated by the Partnership.

In February 2002, the Partnership acquired certain Dobson Communications Corporation ("Dobson") wireless operations in California, Georgia, Ohio, Tennessee, and Arizona for approximately $552 million. Other acquisitions in the first nine months of 2001 and 2002 consisted of various individually immaterial partnership interests and wireless licenses.

All of the acquisitions of businesses included above were accounted for under the purchase method of accounting with results of operations included in the consolidated statements of operations from the date of acquisition. Had these acquisitions of businesses been consummated on January 1 of the year preceding the year of acquisition, the results of these acquired operations would not have had a significant impact on the Partnership's consolidated results of operations for each of the periods presented.

The following table presents information about the Partnership's acquisitions for the nine months ended September 30, 2002 and 2001:

    (Dollars in Millions)  Acquisition     Purchase      Wireless          Other    Net Tangible
                                  Date     Price (a)     Licenses    Intangibles          Assets
    --------------------------------------------------------------------------------------------
    2002
    ----
    Price (b)                 Aug 2002   $    1,704     $   1,604    $        52    $        48
    Dobson (b)                Feb 2002   $      552     $     505    $        19    $        28
    Various                    various   $      225     $     211    $         4    $        10

    2001
    ----
    Various                    various   $      821     $     780    $        15    $        26

    ------------
    (a) Purchase price includes cash, assumption of debt, as well as the fair value of assets exchanged, as applicable.
    (b) The allocation of the purchase price is preliminary. However, the Partnership does not believe that future adjustments to the purchase price allocation will have a material effect on the Partnership's financial position or results of operations.


5.   Supplementary Financial Information
-------------------------------------------------------------------------------
Property, plant and equipment consists of the following:

    (Dollars in Millions)                          September 30,    December 31,
                                                            2002            2001
    ----------------------------------------------------------------------------
    Land and improvements                          $         100    $         68
    Buildings (5-40 yrs.)                                  3,445           3,048
    Wireless plant equipment (4-15 yrs.)                  21,872          19,465
    Rental equipment (1-3 yrs.)                              186             196
    Furniture, fixtures and equipment (2-7 yrs.)           2,468           2,599
    Leasehold improvements (5 yrs.)                          772             737
                                                   -----------------------------
                                                          28,843          26,113
    Less:  accumulated depreciation (b)                   11,684          10,147
                                                   -----------------------------
    Property, plant and equipment, net (a)(c)      $      17,159    $     15,966
                                                   =============================
    ------------
    (a) Construction-in-progress included in certain of the classifications shown in property, plant and equipment, principally wireless plant equipment, amounted to $1,170 and $1,065 at September 30, 2002 and December 31, 2001, respectively.
    (b)  Depreciation expense for the three and nine months ended September
         30, 2002 and 2001 was $677, $497, $1,924 and $1,400, respectively.

    (c) Interest costs of $44 and $84 and network engineering costs of $157 and $211 were capitalized during the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively.

Supplementary cash flow information is as follows:

    (Dollars in Millions)                                           Nine Months Ended September 30,
                                                                            2002               2001
    -----------------------------------------------------------------------------------------------
    (Refunds received) cash paid for income taxes, net            $          (32)      $        147
    Interest paid, net of amounts capitalized                                412                411
    Supplemental investing and financing non-cash transactions:
           Equity contribution and conversion of affiliate payable             -              1,488
                                                                  ---------------------------------

           Business combinations and other acquisitions:
               Cash paid                                          $          774      $         610
               Debt and net liabilities assumed                              595                211
               Minority interest (preferred return) issued                 1,112                  -
                                                                  ---------------------------------
                    Fair value of assets acquired                 $        2,481      $         821
                                                                  ---------------------------------


6.   Due to Affiliates
-------------------------------------------------------------------------------

Included in short-term due to affiliates, net at September 30, 2002 was approximately $7.5 billion of demand notes payable primarily to Verizon Global Funding ("VGF"), a wholly-owned financing subsidiary of Verizon. In the second quarter of 2002, the Partnership received a refund of approximately $1,479 million from the FCC pertaining to the disputed wireless spectrum licenses (see Notes 7 and 8). The refund was used to reduce the debt payable to VGF.


In conjunction with the acquisition of the operating assets of Price (see Note
4), during August 2002, Verizon Wireless of the East LP, a subsidiary of the Partnership, obtained a $350 million term loan facility from Verizon Investments Inc., a wholly-owned subsidiary of Verizon. The funds were used to partially fund the redemption of the debt assumed from Price. The credit facility bears interest at a fixed rate of approximately 8.9% per year. Interest is payable quarterly in arrears. The credit facility is non-recourse to the partners of Verizon Wireless of the East LP and is guaranteed by Price. It matures four and one-half years after the closing of the Price acquisition (February 15, 2007) or six months following the occurrence of certain specified events.


7.   Commitments and Contingencies
-------------------------------------------------------------------------------

Under the terms of an investment agreement entered into among the Partnership, Verizon and Vodafone Group Plc ("Vodafone") on April 3, 2000, Vodafone may require the Partnership to purchase up to an aggregate of $20 billion of Vodafone's interest in the Partnership, at its then fair market value, with up to $10 billion redeemable in July 2003 and/or 2004 and the remainder in July 2005, 2006 and/or 2007. Verizon has the right, exercisable at its sole discretion, to purchase all or a portion of this interest instead of the Partnership. However, even if Verizon exercises this right, Vodafone has the option to require the Partnership to purchase up to $7.5 billion of this interest redeemable in July 2005, 2006 and/or 2007 with cash or contributed debt. Accordingly, $20 billion of partners' capital has been classified as redeemable on the accompanying condensed consolidated balance sheets.

In accordance with the terms of the agreement of the Partnership, in August 2002, the Partnership made an $862 million distribution to its partners. It is possible that the Partnership will make a supplemental distribution of approximately $112 million to the partners in 2002.

The U.S. Wireless Alliance Agreement contains a provision, subject to specified limitations, that requires Vodafone and Verizon to indemnify the Partnership for certain contingencies, excluding PrimeCo Personal Communications, L.P. contingencies, arising prior to the formation of Verizon Wireless.

The Partnership is subject to several lawsuits and other claims including class actions, product liability, patent infringement, antitrust, partnership disputes, and claims involving the Partnership's relations with resellers and agents. The Partnership is also defending lawsuits filed against the Partnership and other participants in the wireless industry alleging various adverse effects as a result of wireless phone usage. Various consumer class action lawsuits allege that the Partnership breached contracts with consumers, violated certain state consumer protection laws and other statutes and defrauded customers through concealed or misleading billing practices. These matters may involve indemnification obligations by third parties and/or affiliated parties covering all or part of any potential damage awards against the Partnership and/or insurance coverage. Attorney Generals in a number of states also are investigating certain sales, marketing and advertising practices.

All of the above matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate liability with respect to these matters at September 30, 2002 cannot be ascertained. The potential effect, if any, on the consolidated financial condition and results of operations of the Partnership, in the period in which these matters are resolved, may be material.

In addition to the aforementioned matters, the Partnership is subject to various other legal actions and claims in the normal course of business. While the Partnership's legal counsel cannot give assurance as to the outcome of each of these matters, in management's opinion, based on the advice of such legal counsel, the ultimate liability with respect to any of these actions, or all of them combined, will not materially affect the combined financial position or operating results of the Partnership.

On March 19, 2001, the Partnership awarded a three-year, approximately $5 billion supply contract to telecommunications equipment maker Lucent Technologies Inc. ("Lucent"). The contract makes Lucent the largest supplier of high-speed, high-capacity 1XRTT wireless infrastructure to the Partnership. Over the three-year contract, a minimum annual purchase threshold of $1.5 billion is required for the first two years, with the remainder to be spent in the third year. As of September 30, 2002, the remaining commitment was approximately $2 billion.

On January 29, 2001, the bidding phase of the FCC re-auction of 1.9 GHz C and F block broadband PCS spectrum licenses, which began December 12, 2000, officially ended. The Partnership was the winning bidder for 113 licenses. The total amount the Partnership bid for these licenses was $8,781 million.

There were no legal challenges to the Partnership's qualifications to acquire these licenses. However, most of the licenses that were reauctioned are the subject of pending litigation by the original licensees, NextWave Personal Communications Inc. and NextWave Power Partners Inc. (collectively "NextWave"), which appealed to the federal courts the FCC's action canceling NextWave's licenses and reclaiming the spectrum. In a decision on June 22, 2001, the U.S. Court of Appeals for the D.C. Circuit ruled that the FCC was not allowed to repossess the NextWave licenses. The FCC subsequently reinstated NextWave's licenses, but on October 19, 2001, the FCC filed a petition to the U.S. Supreme Court to reverse the U.S. Court of Appeals for the D.C. Circuit's decision. In early March 2002, the U.S. Supreme Court granted the FCC petition and agreed to hear the appeal. The Supreme Court heard oral argument on the appeal on October 8, 2002. A decision by the Supreme Court is expected in early 2003. Substantially all of the Partnership's $8,781 million license cost relates to the licenses subject to NextWave's appeal. On March 27, 2002, the FCC announced that it would refund 85% of the down payments bidders made for disputed wireless spectrum licenses. The Partnership made down payments totaling $1,822 million, of which approximately $1,479 million was refunded on April 29, 2002 in accordance with this announcement.

In April 2002, the Partnership filed with the D.C. Circuit an appeal of the FCC's March 2002 administrative determination that the Partnership continues to be bound by the results of the re-auction. At that time the Partnership also filed a complaint in the U.S. Court of Federal Claims against the United States government seeking both a declaration that the Partnership has no further performance obligations with respect to the re-auction and money damages. As of September 30, 2002 both of these matters were pending.

In September 2002, the FCC issued a notice requesting comment on proposals that would let winning bidders receive full repayment of their deposits and opt-out of their winning bids. As of September 30, 2002, the proposals remained subject to comment and had not been adopted.


8.   Subsequent Events
-------------------------------------------------------------------------------

On December 17, 2001 the Partnership completed a private placement of unsecured and unsubordinated notes, including $1.5 billion of floating rate notes maturing in December 2003 and $2.5 billion of fixed rate notes maturing in December 2006. On July 10, 2002, the Partnership filed a registration statement on Form S-4 to exchange the privately placed notes for a new issue of notes registered under the Securities Act of 1933. The registration statement was declared effective and the exchange offer was commenced on October 11, 2002. The exchange offer expired and closed on November 12, 2002.

In October 2002, the Partnership issued approximately 52 million Value Appreciation Rights to eligible employees under the 2000 Verizon Wireless Long-Term Incentive Plan at a grant price of $8.74 and with an effective grant date of July 2002.

On November 14, 2002, the FCC released an Order allowing the Partnership and each other bidder in the FCC re-auction to request dismissal of its application for the NextWave licenses and to receive a full refund of its remaining re-auction deposit. Each bidder has 45 days from the date of the Order to file this request, which must cover all of the NextWave licenses for which it was the high bidder. A bidder must also obtain approval of the Department of Justice ("DOJ") to have its application dismissed, which the DOJ has indicated it will condition upon a bidder providing a release of all of its actual and potential claims against the U.S. Government arising out of the re-auction. Upon such DOJ approval, and the bidder's submission of an amendment to its application requesting dismissal, the Order states that the FCC will dismiss the bidder's application with prejudice, and refund in full the bidder's remaining deposit.

The Partnership intends to pursue its rights under the Order to opt out of the re-auction and receive a deposit refund, and to file its dismissal request as soon as possible. It expects to agree on a satisfactory release with the DOJ and that the DOJ will approve its dismissal request, although there can be no assurances.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, "we", "our", "us" and "the Partnership" refer to Cellco Partnership d/b/a Verizon Wireless.

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the three years ended December 31, 2001 and the six months ended June 30, 2002, and the "Management's Discussion and Analysis of Financial Condition and Results of Operations", all of which are contained in our Registration Statement (the "Registration Statement") on Form S-4 (No. 333-92214).


-------------------------------------------------------------------------------
Overview
-------------------------------------------------------------------------------

We are the leading wireless communications provider in the United States in terms of the number of subscribers, network coverage, revenues and operating cash flow. We have the largest wireless network in the United States covering 49 of the 50 most populated metropolitan areas throughout the United States. We believe our leadership position within the wireless industry will allow us to take advantage of increasing penetration and usage trends within the United States in the coming years. We provide wireless voice and data services and related equipment to consumers and business customers in our markets.

On August 15, 2002, we acquired substantially all of the operating assets of Price Communications Wireless, Inc. ("Price"), a subsidiary of Price Communications Corp., pursuant to an agreement dated as of December 18, 2001, as amended. The transaction was valued at $1,704 million, including $550 million in net debt assumed and redeemed. On December 17, 2001 a new limited partnership, Verizon Wireless of the East LP, was formed for the purpose of acquiring the assets to be contributed by Price and our subsidiaries. We contributed certain of our assets to the new limited partnership in exchange for a managing general partner interest and a limited partner interest. In exchange for its contributed assets, Price received a preferred limited partnership interest in Verizon Wireless of the East LP that is exchangeable under certain circumstances into common stock of Verizon Wireless Inc. (if an initial public offering of such stock occurs) or into common stock of Verizon Communications Inc. ("Verizon") on the fourth anniversary of the asset contribution if a qualifying initial public offering of Verizon Wireless Inc. common stock has not occurred prior to such anniversary. Verizon Wireless of the East LP is controlled and fully consolidated by the Partnership. The transaction expanded our footprint in the Southeastern U.S and added approximately 411 thousand customers.


-------------------------------------------------------------------------------
Critical Accounting Policies and Estimates
-------------------------------------------------------------------------------

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses, and assets and liabilities, during the periods reported. Estimates are used for, but not limited to, the accounting for: allowance for uncollectible accounts receivable, unbilled revenue, fair values of financial instruments, depreciation and amortization, accrued expenses, useful lives of assets, inventory reserves, equity in income (loss) of unconsolidated entities and allocation of purchase prices in connection with business combinations. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from those estimates.

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     o We recognize service revenue based upon access to the network (access revenue) and usage of the network (airtime/usage revenue), net of credits and adjustments for service discounts. We are required to make estimates for service revenue earned but not yet billed at the end of each quarter. These estimates are based primarily upon historical minutes of use processed.

     o We maintain allowances for uncollectible accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries.

     o When recording our depreciation expense associated with our network assets, we use estimated useful lives. As a result of changes in our technology and industry conditions, we periodically evaluate the useful lives of our network assets. These evaluations could result in a change in our useful lives in future periods.

In addition, we have adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", as of January 1, 2002. In conjunction with this adoption, we have reassessed the useful lives of previously recognized intangible assets. Our principal intangible assets are licenses, including licenses associated with equity method investments, which provide us with the exclusive right to utilize certain radio frequency spectrum to provide wireless communication services. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the Federal Communications Commission ("FCC"). Renewals of licenses have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our wireless licenses. As a result, the wireless licenses will be treated as an indefinite life intangible asset under the provisions of SFAS No. 142 and will not be amortized but rather will be tested for impairment. We will reevaluate the useful life determination for wireless licenses each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

Previous business combinations have been for the purpose of acquiring licenses and related infrastructure in the secondary market to enable us to build out our network. The primary asset acquired in such combinations has been wireless licenses. In the allocation of the purchase price of these previous acquisitions, amounts classified as goodwill have related predominantly to the expected synergies of placing the acquired licenses in our national footprint. Further, in purchase accounting, the values assigned to both wireless licenses and goodwill were principally determined based on an allocation of the excess of the purchase price over the acquired net assets. We believe that the nature of our wireless licenses and related goodwill are fundamentally indistinguishable.

In light of these considerations, on January 1, 2002 amounts previously classified as goodwill, approximately $7,958 million for the year ended December 31, 2001, were reclassified into wireless licenses. Also, assembled workforce, previously included in other intangible assets, will no longer be recognized separately from wireless licenses. Amounts for fiscal year 2001 have been reclassified to conform to the presentation adopted on January 1, 2002. In conjunction with this reclassification, and in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes", we have recognized in the first quarter of 2002 a deferred tax liability of approximately $1,627 million related to the difference in the tax basis versus book basis of the wireless licenses. This reclassification, including the related impact on deferred taxes, had no impact on our results of operations. This reclassification and the methodology to be subsequently used to test wireless licenses for impairment under SFAS No. 142, as described in the next paragraph, have been reviewed with the staff of the Securities and Exchange Commission.

When testing the carrying value of the wireless licenses for impairment, we determine the fair value of the aggregated wireless licenses by subtracting from enterprise discounted cash flows the fair value of all of the other net tangible and intangible assets. If the fair value of the aggregated wireless licenses as determined above is less than the aggregated carrying amount of the licenses, an impairment will be recognized. Upon adoption of SFAS No. 142, a test for impairment was performed with no impairment recognized. Future tests for impairment will be performed at least annually and more often if events or circumstances warrant.

On January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard re-addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It concludes that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 has had no material effect on our results of operations or financial position.

-------------------------------------------------------------------------------
Consolidated Results of Operations
-------------------------------------------------------------------------------

Subscribers
(Millions)                  Three Months Ended September 30,              Nine Months Ended September 30,
                                       2002             2001   % Change            2002              2001   % Change
--------------------------------------------------------------------------------------------------------------------
Subscribers (end of period)            31.5            28.7      9.8%              31.5            28.7       9.8%
Net additions in the period             1.2             0.8      50.0%              2.1            2.1          -
Average monthly churn                   2.3%           2.2%      4.5%               2.4%           2.5%      -4.0%

We ended the third quarter 2002 with 31.5 million subscribers, compared to 28.7 million subscribers at the end of the third quarter 2001, an increase of 2.8 million net new subscribers, or 9.8%. Of these new subscribers, approximately 82% were the result of internal growth and 18%, or approximately 500 thousand, were the result of business acquisitions. In August 2002, we added approximately 411 thousand subscribers as a result of the acquisition of Price's operations in Alabama, Florida, Georgia and South Carolina. The number of subscribers added to our subscriber count as a result of the Price acquisition reflects downward adjustments we have made to conform Price's subscriber count to our methodology and to reflect our termination of certain Price service offerings after the acquisition. The remainder of the subscribers added through acquisitions were primarily the result of the acquisition of certain Dobson Communications Corporation wireless operations in the first quarter of 2002. The overall composition of our customer base as of September 30, 2002 was 91% retail postpaid, 6% retail prepaid and 3% resellers.

Approximately 26.8 million, or 85% of our subscribers as of September 30, 2002, subscribed to CDMA digital service, compared to 69% as of September 30, 2001.

Approximately 1.1 million net retail customers were added through internal growth during the third quarter, partially offset by a net reduction of wholesale customers of approximately 328 thousand, primarily related to the loss of the remaining 308 thousand WorldCom Inc. resale customers. We no longer have any WorldCom resale subscribers in our customer base. We obtained approximately 60 thousand new retail customers through a direct referral program under which Worldcom referred its customers to us. In addition, we believe that our subscriber growth in the third quarter benefited from Worldcom's exit from the wireless business, which resulted in an increase in the number of potential subscribers that were seeking to activate new wireless service during the third quarter.

Total churn, including retail and wholesale, increased slightly to 2.3% in the third quarter and decreased to 2.4% for the nine months ended September 30, 2002, compared to 2.2% in the third quarter of 2001 and 2.5% for the nine months ended September 30, 2001.

In addition, our Express Network, which was launched in the first quarter of 2002 and is based on next generation 1XRTT technology, now covers a population of 170 million, or approximately 75% of our network at the end of the third quarter 2002 compared to a population of 145 million, or 65%, at the end of the second quarter 2002.

Operating Revenues
(Dollars in Millions)    Three Months Ended September 30,               Nine Months Ended September 30,
                                  2002               2001      % Change          2002              2001      % Change
---------------------------------------------------------------------------------------------------------------------
Service revenue            $     4,613     $        4,183         10.3%   $    13,034    $       11,981          8.8%
Equipment and other                369                337          9.5%         1,060               969          9.4%
                           -----------     --------------         ----    -----------    --------------          ---
                           $     4,982     $        4,520         10.2%   $    14,094    $       12,950          8.8%
Average service revenue
per subscriber                  $49.57             $49.39          0.4%   $     48.04    $        48.33         -0.6%

Total operating revenue grew by $462 million, or 10.2%, in the third quarter of 2002 and approximately $1.1 billion, or 8.8%, for the nine months ended September 30, 2002 compared to similar periods in 2001.

Service revenue. Service revenue grew by $430 million, or 10.3%, in the third quarter of 2002 and approximately $1.1 billion, or 8.8%, for the nine months ended September 30, 2002 compared to the similar periods in 2001. This increase was primarily due to the 9.8% increase in subscribers, partially offset by a slight decline in average service revenue per subscriber for the nine months ended September 30, 2002 compared to similar periods in 2001.

Average service revenue per subscriber increased 0.4% to $49.57 for the third quarter of 2002 compared to the third quarter 2001, primarily due to our America's Choice price plans, which generally have higher access fees. Approximately 60% of new contract customers chose one of the America's Choice plans since their launch in February. In addition, retail customers, who generally have higher service revenue than wholesale customers, comprised approximately 97% of the subscriber base at the end of the third quarter of 2002, compared to 93% at the end of the third quarter of 2001. However, average service revenue per subscriber decreased by 0.6% to $48.04 for the nine months ended September 30, 2002 compared to the similar period in 2001. This decrease was mainly attributable to decreased roaming revenue as a result of rate reductions with third-party carriers and decreased long distance revenues due to bundled pricing.

Equipment and other revenue. Equipment and other revenue grew by $32 million, or 9.5%, in the third quarter of 2002 and $91 million, or 9.4%, for the nine months ended September 30, 2002 compared to the similar periods in 2001. The increase was primarily attributed to an increase in gross subscriber additions in the third quarter 2002 and the nine months ended September 30, 2002 compared to similar periods in 2001.

Operating Costs and Expenses
(Dollars in Millions)           Three Months Ended September 30,            Nine Months Ended September 30,
                                         2002               2001    % Change          2002             2001    % Change
-----------------------------------------------------------------------------------------------------------------------
Cost of service                  $        716    $           682        5.0%  $      2,075   $        2,000        3.8%
Cost of equipment                         677                593       14.2%         1,891            1,723        9.8%
Selling, general and
   administrative                       1,816              1,661        9.3%         5,211            4,757        9.5%
Depreciation and amortization             828                941      -12.0%         2,394            2,748      -12.9%
Sales of assets, net                        -                  3          -             (2)               5          -
                                 -------------------------------------------  -----------------------------------------
                                 $      4,037    $         3,880        4.0%  $     11,569   $       11,233        3.0%

Cost of service. Cost of service grew by $34 million, or 5.0%, for the third quarter of 2002 and $75 million, or 3.8%, for the nine months ended September 30, 2002 compared to similar periods in 2001. The increase was primarily due to increased direct telecom charges caused by increased minutes of use of approximately 47% for the third quarter 2002 and approximately 44% for the nine months ended September 30, 2002 compared to similar periods in 2001, substantially offset by lower roaming, local interconnection and long distance rates. Service margins increased by 0.8% to 84.5% for the third quarter 2002 and by 0.8% to 84.1% for the nine months ended September 30, 2002, compared to similar periods in 2001.

Cost of equipment. Cost of equipment grew by $84 million, or 14.2%, in the third quarter of 2002 and $168 million, or 9.8%, for the nine months ended September 30, 2002 compared to the similar periods in 2001. The increase was primarily due to an increase in handsets sold, due to growth in gross activations and an increase in equipment upgrades for the third quarter 2002 and the nine months ended September 30, 2002 compared to similar periods in 2001. The increase in equipment upgrades as well as, with respect to the third quarter 2002, the introduction of color screen handsets caused negative equipment margins, or subsidies, to increase by 8.1% to an 83.7% negative margin for the third quarter 2002 and by 0.8% to a 78.5% negative margin for the nine months ended September 30, 2002.

Selling, general and administrative expenses. Selling, general and administrative expenses grew by $155 million, or 9.3%, in the third quarter of 2002 and $454 million, or 9.5%, for the nine months ended September 30, 2002 compared to the similar periods in 2001. This increase was primarily due to a $122 million aggregate increase in sales commissions in our direct and indirect channels, for the third quarter 2002 and a $217 million increase for the nine months ended September 30, 2002 compared to similar periods in 2001, primarily related to an increase in gross subscriber additions in the third quarter 2002 compared to the third quarter 2001. Also contributing to the increase was a $24 million increase in salary and wage expense for the third quarter 2002 and a $115 million increase for the nine months ended September 30, 2002, which includes a one-time severance charge of approximately $31 million from the first quarter of 2002. In addition, we incurred approximately $74 million in merger integration costs for the nine months ended September 30, 2002 primarily related to billing systems conversions. To the extent gross subscriber additions continue to increase, we expect to continue to incur increased advertising and customer acquisition related expenses.

Depreciation and amortization. Depreciation and amortization decreased by $113 million, or 12.0%, for the quarter ended September 30, 2002 and by $354 million, or 12.9%, for the nine months ended September 30, 2002 compared to the similar periods in 2001. The decrease was primarily attributable to a reduction of amortization expense, of approximately $279 million in the third quarter 2002 and $832 million in the nine months ended September 30, 2002, from the adoption of SFAS No. 142, effective January 1, 2002, which requires that goodwill and indefinite-lived intangible assets no longer be amortized. This decrease was partially offset by increased depreciation expense related to the increase in depreciable assets during the nine months ended September 30, 2002.

Other Income (Expenses)
(Dollars in Millions)          Three Months Ended September 30,             Nine Months Ended September 30,
                                         2002              2001    % Change           2002             2001    % Change
-----------------------------------------------------------------------------------------------------------------------
Interest expense, net            $       (141)   $         (111)      27.0%   $       (435)  $         (435)          -
Minority interests                        (40)              (17)     135.3%            (85)             (63)      34.9%
Equity in income of
   unconsolidated entities                  3                10      -70.0%             11                -           -
Other, net                                  2                 4      -50.0%              3               (3)          -
Provision for income taxes                (35)              (24)      45.8%           (139)             (52)     167.3%

Interest expense, net. Interest expense, net increased by $30 million, or 27.0%, for the quarter ended September 30, 2002 and remained unchanged for the nine months ended September 30, 2002 compared to the similar periods in 2001. The increase in the third quarter was primarily due to an increase in the total average interest rate for borrowings and lower capitalized interest, partially offset by lower average debt levels. Reduced interest costs as a result of lower average interest rates for the nine months ended September 30, 2002, compared to the similar period in 2001, were substantially offset by lower capitalized interest. Average debt levels were substantially the same for the nine months ended September 30, 2002, compared to the similar period in 2001.

Minority interests. Minority interests increased by $23 million, or 135.3%, for the third quarter 2002 and by $22 million, or 34.9%, for the nine months ended September 30, 2002 compared to the similar periods in 2001. The increase in the third quarter was mainly attributable to an increase in minority partners' income in the third quarter 2002 compared to 2001 that resulted from an increase in the income from subsidiary partnerships. We expect minority interest to increase in future periods due to Price's preferred interest in Verizon Wireless of the East LP, which will be accounted for as a minority interest.

Provision for income taxes. The partnership is not subject to federal or state tax on income generated from markets it owns directly or through partnership entities. However, the partnership does own some of its markets through corporate entities, which are required to provide for both federal and state tax on their income. The tax provision was $35 million for the third quarter 2002 and $139 million for the nine months ended September 30, 2002. The effective tax rates were 4.55% for the third quarter 2002, compared to 4.56% for the third quarter 2001 and 6.88% for the nine months ended September 30, 2002, compared to 4.28% for the nine months ended September 30, 2001. The increase in the effective tax rate for the nine months ended September 30, 2002 was mainly attributable to (1) an increase in the proportion of income earned through corporate entities compared to markets that we own directly or through partnership entities for the nine months ended September 30, 2002, and (2) a one-time tax benefit recorded in 2001 of an allocation of interest expense to taxable entities related to the last nine months of 2000.


-------------------------------------------------------------------------------
Consolidated Financial Condition
-------------------------------------------------------------------------------

(Dollars in Millions)                       Nine Months Ended September 30,
                                                     2002              2001     $ Change
----------------------------------------------------------------------------------------
Cash Flows Provided By (Used In)
Operating activities                         $      4,726      $      2,813     $  1,913
Investing activities                               (2,259)           (5,637)       3,378
Financing activities                               (2,486)            2,889       (5,375)
                                             ------------      ------------     --------
(Decrease) Increase in Cash                  $        (19)     $         65     $    (84)

We have funded our operations and prior acquisitions utilizing internally generated funds, intercompany and external borrowings and capital contributions. We will rely on a combination of internally generated, intercompany and external funds to fund continued capital expenditures, acquisitions, distributions and debt service needs. Sources of future intercompany and external financing requirements may include a combination of debt financing provided through intercompany debt facilities with Verizon, borrowings from banks or debt issued in private placements or in the public markets and potential equity offerings. We believe that internally generated funds will be sufficient to fund capital expenditures (other than acquisitions), distributions and interest payments on our debt in the next several years. Internally generated funds would not be sufficient to repay principal on our debt, including demand notes owed to Verizon, if we were required to repay that debt in the next several years. We expect to refinance our outstanding debt when due with new debt financings, including debt financing provided by Verizon and/or proceeds of a potential initial public offering of Verizon Wireless Inc.'s common stock. While we believe we could obtain financing, Verizon has no commitment to provide any financing to us, and we have no commitments from third parties. Any decision by the partners to proceed with an initial public offering will be subject to market and other conditions. In addition to the potential cash needs described above, we may need to secure additional financing for acquisitions of additional spectrum licenses and wireless providers and to honor any exercise of Vodafone's put rights.

Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources-- Contractual Obligations and Commitments" in our Registration Statement for a description of our contractual obligations and commitments as of December 31, 2001. Except as noted therein, there were no material changes to our contractual obligations and commitments as of September 30, 2002 from the information set forth in the Registration Statement.


-------------------------------------------------------------------------------
Cash Flows Provided By Operating Activities
-------------------------------------------------------------------------------

Our primary source of funds continues to be cash generated from operations. The $1,913 million increase in net cash provided by operating activities in the first nine months of 2002 compared to the similar period of 2001 was primarily due to an increase in operating income excluding depreciation and amortization resulting from revenue growth and improvements in working capital, primarily driven by decreases in accounts receivable, net and inventories, net.


-------------------------------------------------------------------------------
Cash Flows Used In Investing Activities
-------------------------------------------------------------------------------

Capital expenditures continue to be our primary use of cash. We invested $2,981 million in our network in the first nine months of 2002, compared to $3,342 million in the first nine months of 2001 to increase the capacity of our wireless network for usage demand, to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our wireless network. We expect total capital expenditures in 2002 to be approximately $4.4 billion and to have substantial capital requirements thereafter.

We invested $774 million in acquisitions during the first nine months of 2002, including $552 million to acquire some of the wireless properties of Dobson Communications Corporation and $222 million for other wireless properties. In the first nine months of 2001, we invested $610 million in acquisitions, which included $410 million for additional wireless spectrum purchased from another telecommunications carrier.

Net investing activities also includes a $1,479 million refund from the FCC in connection with our wireless auction deposit (see "Other Factors That May Affect Future Results - Recent Developments - FCC Auction" for additional information). In the first nine months of 2001, investing activities included the $1,625 million deposit related to the disputed Nextwave licenses from the FCC auction (see "Other Factors That May Affect Future Results - Recent Developments - FCC Auction" for additional information).


-------------------------------------------------------------------------------
Cash Flows Provided By (Used In) Financing Activities
-------------------------------------------------------------------------------

Net payments of $1,588 million were used to reduce our total debt during the first nine months of 2002. We repaid $576 million of intercompany debt and $428 million of short-term obligations, and used $584 million to redeem the net debt assumed from Price. We redeemed the entire $550 million net debt assumed from Price with the cash contributed by Price and us and debt borrowed by one of our subsidiaries from a wholly-owned subsidiary of Verizon. The cost of the redemption above the face amount of the debt was approximately $34 million. The $350 million term loan facility obtained for the purpose of funding the covenant defeasance bears interest at a fixed rate of approximately 8.9% per year. The term loan facility is guaranteed by Price. It will not obligate us to repay the loan at any time prior to four and one-half years after the closing of the Price acquisition (February 15, 2007) or six months following the occurrence of certain specified events. As of September 30, 2002, we had approximately $24 million in bank borrowings outstanding under a third-party credit facility and approximately $7.5 billion of demand notes payable primarily to Verizon Global Funding ("VGF"), a wholly-owned financing subsidiary of Verizon.

We expect to receive from the FCC a refund of the remaining $261 million we had deposited as a down payment on the disputed licenses for which we were high bidder in the FCC re-auction, although we can provide no assurances. We intend to use any such refund to pay down inter-company debt.

Currently, our debt is rated A2 by Moody's Investor's Service ("Moody's") and A+ by Standard & Poor's ("S&P"). On May 31, 2002, Moody's placed our credit ratings, and the ratings of Verizon, on review for possible downgrade due to concerns with Verizon's debt levels and competitive issues. Any reduction in the rating assigned to Cellco or Verizon could increase our cost of capital and interest expense and/or make financing less readily available to us.

Our debt to equity ratio was 36% at September 30, 2002, compared to 40% at September 30, 2001.

We made distributions to our partners of $862 million in the first nine months of 2002, compared to $691 million in the first nine months of 2001. It is possible that we will make a supplemental distribution of approximately $112 million to the partners in 2002. We are required to distribute 70% of our adjusted pre-tax income to our partners, subject to financial covenants.

In addition, under the terms of an investment agreement entered into among Verizon, Vodafone Group Plc ("Vodafone") and us on April 3, 2000, Vodafone may require us to purchase up to an aggregate of $20 billion of Vodafone's interest in the Partnership, at its then fair market value, with up to $10 billion redeemable in July 2003 and/or 2004 and the remainder in July 2005, 2006 and/or 2007. Verizon has the right, exercisable at its sole discretion, to purchase all or a portion of this interest instead of us. However, even if Verizon exercises this right, Vodafone has the option to require us to purchase up to $7.5 billion of this interest redeemable in July 2005, 2006 and/or 2007 with cash or contributed debt. Accordingly, $20 billion of partners' capital has been classified as redeemable on the accompanying condensed consolidated balance sheets.

-------------------------------------------------------------------------------
Market Risk
-------------------------------------------------------------------------------

Our primary market risk relates to changes in interest rates, which could impact results of operations. As of September 30, 2002, we had $11.4 billion of aggregate floating rate debt outstanding under our credit facility, the floating rate notes due 2003 and intercompany loan facilities owed primarily to VGF. The intercompany loans bear interest at rates that vary with Verizon's cost of funding; because a portion of its debt is fixed-rate, and because its cost of funding may be affected by events related to it, our interest rates may not adjust in accordance with market rates. A change in our interest rates of 100 basis points would change our interest expense by approximately $114 million. We currently hedge our interest rate risk for a small portion of our floating rate debt, which was less than 1% of outstanding balances as of September 30, 2002. We may increase our use of interest rate swaps or collars in the future.

We also have exposure to fluctuations in foreign exchange rates as a result of a series of sale/leaseback transactions that obligate us to make balloon payments in Japanese yen. As of September 30, 2002, our obligations under these arrangements were $110 million. A change in the value of the U.S. dollar compared to the Japanese yen of 10% would change our obligations in U.S. dollars by approximately $7.4 million. However, we have entered into forward exchange contracts that fully hedge the foreign exchange exposure for these obligations, although we are subject to the risk that our counterparties to these contracts fail to perform.

-------------------------------------------------------------------------------
Other Factors That May Affect Future Results
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Recent Developments
-------------------------------------------------------------------------------

FCC Auction

On January 29, 2001, the bidding phase of the FCC re-auction of 1.9 GHz C and F block broadband PCS spectrum licenses, which began December 12, 2000, officially ended. We were the winning bidder for 113 licenses. The total amount we bid for these licenses was $8,781 million.

There were no legal challenges to our qualifications to acquire these licenses. However, most of the licenses that were reauctioned are the subject of pending litigation by the original licensees, NextWave Personal Communications Inc. and NextWave Power Partners Inc. (collectively "NextWave"), which have appealed to the federal courts the FCC's action canceling NextWave's licenses and reclaiming the spectrum. In a decision on June 22, 2001, the U.S. Court of Appeals for the D.C. Circuit ruled that the FCC was not allowed to repossess the NextWave licenses. The FCC subsequently reinstated NextWave's licenses, but on October 19, 2001, the FCC filed a petition to the U.S. Supreme Court to reverse the U.S. Court of Appeals for the D.C. Circuit's decision. In early March 2002, the U.S. Supreme Court granted the FCC petition and agreed to hear the appeal. The Supreme Court heard oral argument on the appeal on October 8, 2002. A decision by the Supreme Court is expected in early 2003. Substantially all of our $8,781 million license cost relates to the licenses subject to NextWave's appeal. On March 27, 2002, the FCC announced that it would refund 85% of the down payments bidders made for disputed wireless spectrum licenses. We made down payments totaling $1,822 million, of which approximately $1,479 million was refunded to us on April 29, 2002 in accordance with this announcement.

In April 2002, we filed with the D.C. Circuit an appeal of the FCC's March 2002 administrative determination that we continue to be bound by the results of the re-auction. At that time we also filed a complaint in the U.S. Court of Federal Claims against the United States government seeking both a declaration that we have no further performance obligations with respect to the re-auction and money damages. In September 2002, the FCC issued a notice requesting comment on proposals that would let winning bidders receive full payment of their deposits and opt-out of their winning bids.

On November 14, 2002, the FCC released an Order allowing us and each other bidder in the FCC re-auction to request dismissal of its application for the NextWave licenses and to receive a full refund of its remaining re-auction deposit. Each bidder has 45 days from the date of the Order to file this request, which must cover all of the NextWave licenses for which it was the high bidder. A bidder must also obtain approval of the Department of Justice ("DOJ") to have its application dismissed, which the DOJ has indicated it will condition upon a bidder providing a release of all of its actual and potential claims against the U.S. Government arising out of the re-auction. Upon such DOJ approval, and the bidder's submission of an amendment to its application requesting dismissal, the Order states that the FCC will dismiss the bidder's application with prejudice, and refund in full the bidder's remaining deposit.

We intend to pursue our rights under the Order to opt out of the re-auction and to receive a deposit refund under the Order, and to file a dismissal request as soon as possible. We expect to agree on a satisfactory release with the DOJ and that the DOJ will approve our dismissal request, although there can be no assurances. The FCC Order does not become final unless and until 60 days have passed from the date it was issued without the filing by any party of an appeal of the Order. No such appeal has been filed as of this time. In addition, despite the FCC Order, the litigation between NextWave and the FCC remains ongoing.

Debt Securities Exchange Offer

On December 17, 2001 we completed a private placement of unsecured and unsubordinated notes, including $1.5 billion of floating rate notes maturing in December 2003 and $2.5 billion of 5.375% fixed rate notes maturing in December 2006. On July 10, 2002, we filed a registration statement on Form S-4 to exchange the privately placed notes for a new issue of notes registered under the Securities Act of 1933. The registration statement was declared effective and the exchange offer was commenced on October 11, 2002. The exchange offer expired and closed on November 12, 2002.

-------------------------------------------------------------------------------
Other Matters
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Recent Accounting Pronouncements
-------------------------------------------------------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires entities to recognize the fair value of any legal obligation associated with the retirement of long-lived assets and to capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt the standard effective January 1, 2003 with early adoption allowed. We are currently evaluating our long-lived asset retirement obligations in relation to the provisions of SFAS No. 143 to determine the impact, if any, on our future results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This standard requires the recognition of a liability for a cost associated with an exit or disposal activity at the time the liability is incurred, rather than at the commitment date to exit a plan as required by EITF 94-3. We are required to adopt this standard for exit or disposal activities initiated after December 31, 2002 with early adoption allowed. We are currently evaluating the provisions of SFAS No. 146 to determine the impact, if any, on our future results of operations or financial position.


-------------------------------------------------------------------------------
Cautionary Statement Concerning Forward-Looking Statements
-------------------------------------------------------------------------------

In this Management's Discussion and Analysis, and elsewhere in this Quarterly Report and in our other public filings and statements (including oral communications), we have made forward-looking statements. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, capital expenditures, anticipated cost savings and financing plans. Forward-looking statements also include those preceded or followed by the words "may", "will", "expect", "intend", "plan", "anticipates," "believes," "estimates", "hopes" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Our actual future performance could differ materially from these forward-looking statements, as these statements involve a number of risks and uncertainties. You should therefore not place undue reliance on these statements. The following important factors could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

     o    the duration and extent of the current economic downturn;

     o materially adverse changes in economic conditions in the markets served by us;

     o an adverse change in the ratings afforded our debt securities by nationally accredited ratings organizations;

     o the effects of the substantial competition that exists in our markets, which has been intensifying;

     o our ability to obtain sufficient financing to satisfy our substantial capital requirements, including to fund capital expenditures, debt repayment and distributions to our partners;

     o our ability to continue to integrate the businesses that form our company, and our ability to achieve anticipated cost savings;

     o our ability to obtain sufficient spectrum licenses, particularly in our most densely populated areas;

     o the outcome of litigation concerning the FCC NextWave spectrum auction;

     o our ability to develop future business opportunities, including wireless data services, and to continue to adapt to the changing conditions in the wireless industry;

     o our ability to receive satisfactory service from our key vendors and suppliers;

     o our ability to generate additional subscribers, with acceptable levels of churn, from resellers and distributors of our service;

     o material changes in available technology, and technology substitution that could impact the popularity and usage of our technology;

     o our continued provision of satisfactory service to our subscribers at an acceptable cost, in order to reduce churn;

     o the impact of continued unionization efforts with respect to our employees;

     o regulatory developments, including new regulations that could increase our cost of doing business or reduce demand for our services;

     o    developments in connection with existing or future litigation;

     o changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings; and

     o other factors described in our Registration Statement on Form S-4 (No. 333-92214) under the headings "Risk Factors".


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------------------

Information relating to market risk is included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Consolidated Financial Condition section under the caption "Market Risk."


Item 4.  Controls and Procedures
-------------------------------------------------------------------------------

(a) Evaluation of disclosure controls and procedures. We first became subject to reporting requirements under the Securities Exchange Act of 1934 in October 2002, when our registration statement on Form S-4 was declared effective. We implemented disclosure controls and procedures (as defined below) beginning at such time.

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of
1934), as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"). They have concluded that as of the Evaluation Date, the registrant's disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

(b) Changes in internal controls. There were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions.

-------------------------------------------------------------------------------
Part II - Other Information
-------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K
-------------------------------------------------------------------------------

(a)  Exhibits:

     3.3 Cellco Partnership Amended and Restated Partnership Agreement (previously filed as an exhibit to Verizon Wireless Inc.'s Registration Statement on Form S-1 (No. 333-44394) and incorporated by reference herein)


     3.3.1 Amendment and Joinder to Cellco Partnership Amended and Restated Partnership Agreement dated as of July 10,2000 (previously filed as an exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

     4.1 Indenture dated as of December 17, 2001 among Cellco Partnership and Verizon Wireless Capital LLC as Issuers and First Union National Bank as Trustee (previously filed as an exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

     4.2 Form of global certificate representing the Floating Rate Notes due 2003 (previously filed as an exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and
           incorporated by reference herein)

     4.3 Form of global certificate representing the 5.375% Notes due 2006 (previously filed as an exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and
           incorporated by reference herein)


(b) Reports on Form 8-K filed or furnished during the quarter ended September 30, 2002:

     None.

Signature
-------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CELLCO PARTNERSHIP


Date:  November 20, 2002               By /s/ Andrew N. Halford
                                         ----------------------------------
                                         Andrew N. Halford
                                         Vice President and Chief Financial
                                         Officer (Principal Financial and
                                         Accounting Officer)

I, Dennis F. Strigl, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Cellco Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 20, 2002


/s/ Dennis F. Strigl
-------------------------------------
Dennis F. Strigl
President and Chief Executive Officer

I, Andrew N. Halford, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Cellco Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 20, 2002


/s/ Andrew N. Halford
------------------------------------------
Andrew N. Halford
Vice President and Chief Financial Officer