Form 10-K
period 2002-12-31
CELLCO PARTNERSHIP
filed 2003-03-27
CIK 1175215

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

       (Mark one)
           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2002
                                       OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from         to
                        Commission file number 333-92214

                               Cellco Partnership
             (Exact name of registrant as specified in its charter)

                 Delaware                               22-3372889
         (State of Organization)                     (I.R.S. Employer
                                                    Identification No.)

           180 Washington Valley Road
                 Bedminster, NJ                              07921
    (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (908) 306-7000

Securities registered pursuant to Section 12(b) of the Act:
                                      None

Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $0

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:
                              None

===============================================================================

TABLE OF CONTENTS

Item No.                                                                    Page
--------                                                                    ----

                                     PART I

1.   Business                                                                 1
2.   Properties                                                              18
3.   Legal Proceedings                                                       18
4.   Submission of Matters to a Vote of Security Holders                     20

                                    PART II

5.   Market for the Registrant's Common Equity and Related Stockholder
     Matters                                                                 20
6.   Selected Financial Data                                                 21
7.   Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                   23
7A.  Quantitative and Qualitative Disclosures About Market Risk              36
8.   Financial Statements and Supplementary Data                             36
9.   Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure                                                    36

                                    PART III

10.  Directors and Executive Officers of the Registrant                      37
11.  Executive Compensation                                                  39
12.  Security Ownership of Certain Beneficial Owners and Management          47
13.  Certain Relationships and Related Transactions                          47
14.  Controls and Procedures                                                 57

                                    PART IV

15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K         58


Signatures                                                                   89
Certifications                                                               91

                            -----------------------

     Trademarks, servicemarks and other similar intellectual property owned by or licensed to us appear in italics when used. All other trademarks in this annual report are the property of their respective owners.

PART I

Item 1.  Business
-------------------------------------------------------------------------------

Overview

     We are the leading wireless communications provider in the U.S. in terms of the number of subscribers, revenues and operating income and offer wireless voice and data services across the most extensive wireless network in the U.S.:

     o we have the largest customer base in the U.S., with 32.5 million subscribers as of December 31, 2002, of which approximately 28.6 million were digital subscribers;

     o we have Federal Communications Commission ("FCC") licenses to offer our services in areas where approximately 252 million people reside;

     o our network provides service in, or covers, areas where approximately 90% of the population in our licensed areas, or 228 million people, reside and in 49 of the 50 and 97 of the 100 most populated U.S. metropolitan areas;

     o our network provides digital coverage in areas where approximately 220 million people reside, including almost every major U.S. city;

     o we had revenues of $19.3 billion and $17.4 billion for the years ended December 31, 2002 and 2001, respectively; and

     o we had net income of $2.6 billion and $1.3 billion for the years ended December 31, 2002 and 2001, respectively.

     Our owners are Verizon Communications Inc. ("Verizon Communications"), which is the largest provider of wireline voice and data services in the U.S., with 135.8 million access line equivalents, as well as the largest provider of wireless services in the U.S. by virtue of its controlling interest in our company, and Vodafone Group Plc ("Vodafone"), one of the leading wireless telecommunications companies in the world. The combination of their wireless assets in our company brought together the business and management teams of four well-recognized wireless franchises in the U.S. market: Bell Atlantic Mobile, AirTouch, GTE Wireless and PrimeCo. Since our formation in April 2000, we have realized operating synergies from network and equipment cost reductions, systems and call center consolidation and staff consolidation and believe that we will continue to realize savings as we benefit from our size and scale, and complete our remaining information system conversions. Over the last three years, we have developed "Verizon Wireless" into a brand name with significant recognition as a result of our aggressive advertising and marketing, enhanced by the strong customer relationships developed by our predecessor companies. We also believe that our relationships with Verizon Communications and Vodafone afford us additional benefits, including Verizon Communications' own brand marketing efforts and promotional opportunities with its customer base, and Vodafone's insights from its international markets.

Industry Overview

General

     Wireless communications systems use a variety of radio frequencies to transmit voice and data. Broadly defined, the wireless communications industry includes one-way radio applications, such as paging services, and two-way radio applications, such as cellular telephone service, enhanced specialized mobile radio services, personal communications services ("PCS") and narrowband PCS service. The FCC licenses the radio frequencies used to provide each of these applications.

     Since the introduction of cellular service in 1983, wireless communications has grown dramatically in the U.S., although growth has slowed recently. As illustrated by the following table, domestic cellular, enhanced specialized mobile radio and PCS providers experienced compound rates of growth of 25.0% and 29.7% in total service revenues and subscribers, respectively, over the eight-year period from 1993 to 2001. Industry information for 2002 is not yet available.

                         Wireless Industry Statistics*

------------------------------------------------------------------------------------------------------------------------------
                                         1993     1994      1995      1996      1997      1998      1999       2000      2001
------------------------------------------------------------------------------------------------------------------------------
Total service revenues (in billions).. $ 10.9   $ 14.2   $  19.1   $  23.6   $  27.5   $  33.1  $   40.0  $    52.5  $   65.0
Ending subscribers (in millions)......   16.0     24.1      33.8      44.0      55.3      69.2      86.0      109.5     128.4
Subscriber growth.....................   45.1%    50.8%     40.0%     30.4%     25.6%     25.1%     24.3%      27.3%     17.3%
Ending penetration....................    6.2%     9.4%     13.0%     16.3%     20.2%     25.1%     30.8%      39.2%     45.7%

--------------
* Source: Cellular Telecommunications & Internet Association and Paul Kagan Associates.


Recent industry trends

     The growth in the wireless communications industry in terms of subscribers, revenue and cash flow has been substantial and has been influenced by the following industry trends. While we believe that the industry will continue to experience growth, we believe that the pace of future growth will slow.

     Digital capabilities and innovative pricing are driving demand and penetration levels and impacting network capacity. Increasing demands on network capacity may lead to future alliances among carriers and further industry consolidation fueled by carriers' needs for scope and scale. Digital network characteristics, including longer battery life, improved voice quality, custom calling features and data capabilities, have improved the subscriber experience. Many carriers offer larger bundles of included minutes and national flat rate pricing, increasing the affordability of wireless service and resulting in increased penetration levels and usage. While increasing usage is driving network efficiencies and revenue growth, it also is impacting capacity demand in some markets, necessitating capital expenditures to increase existing network capacity. The need for carriers to expend capital efficiently for these purposes has led some carriers to enter into cooperative agreements in some markets to share spectrum and/or network build-out expenses and may lead to further industry consolidation.

     Deployment of next generation network technology, digital platforms enabling two-way short messaging, development of additional wireless data applications and color screen handsets should drive expanded wireless usage. Existing and future wireless data technologies, coupled with the widespread use of the Internet, have caused wireless providers to focus on wireless data services. Most carriers now offer wireless Internet access and two-way short messaging services. Generally, adoption of most of these services by subscribers has not been as fast as originally anticipated. However, short messaging service usage has recently been increasing at a faster pace, particularly since the introduction of inter-carrier operability that permits messages between subscribers of different carriers. Most national carriers have recently introduced applications that can be downloaded to their subscribers' handsets, in addition to handsets with color screens that enhance the subscribers' use of such applications. Most of these carriers have upgraded or are in the process of upgrading their networks to permit higher-speed data transmission that allows or will allow them to offer higher-speed applications such as enterprise applications, image downloads, photo messaging, music, games and full browsing capabilities for laptop computer users.

     The wireless communications industry is experiencing significant technological change, including the increasing pace of digital system changes, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new services and changes in end-user needs and preferences. There is uncertainty regarding the extent that customer demand and service revenues will continue to increase. In addition, alternative technologies may develop for the provision of services to subscribers that may provide wireless communications services or alternative services superior to those currently available from wireless providers.

Business Strategy

     Our goal is to be the acknowledged market leader in providing wireless voice and data communication services in the U.S. Our focus is on high-quality service across a cost-effective digital network while meeting the growing needs of our subscribers. To accomplish this goal, we must continue to implement the following key elements of our business strategy to differentiate our service:

     Provide highest network quality. We will continue to build-out, expand and upgrade our digital network in an effort to provide sufficient capacity and seamless and superior coverage throughout our licensed area so that our subscribers can enjoy consistent features and high-quality service, regardless of location. We will continue to explore strategic opportunities to expand our overall national coverage through selective acquisitions of wireless operations and spectrum licenses. We believe that network quality is a key differentiator in the U.S. market and a driver of customer satisfaction. As of December 31, 2002, our digital network reached approximately 96% of our covered population, and our next generation 1XRTT upgrade to our digital network, which provides increased voice capacity, reached approximately 80% of our covered population. We will continue to expand our digital and 1XRTT coverage and expect both to reach nearly 100% of our covered population, with remaining non-digital, analog cells to be converted directly to the 1XRTT standard, by mid-2003. 1XRTT, a packet-switched protocol, also allows us to develop significantly higher data rates for wireless data applications such as enterprise applications, image downloading, music, games, and full browsing capabilities for laptop computer users.

     Continue to strengthen, promote and differentiate the Verizon Wireless brand. We will continue our efforts to maintain the "Verizon Wireless" brand as one of the most respected brand names in the U.S. Our total brand awareness is 99% among wireless users and prospects, based on an external study, the highest among the national wireless carriers. Our "Test Man" brand campaign has been successful in differentiating our network in the marketplace. In addition, Verizon Communications' brand advertising benefits us in markets where we both provide services.

     Profitably acquire, satisfy and retain our customers and increase the value of our service offerings to customers. Our revenue and net income growth will be achieved by retaining our existing base of customers and increasing their usage of our services, as well as by obtaining new customers. We believe quality customer service increases customer satisfaction, which reduces churn, and will be a key differentiator in the wireless industry. We are committed to providing high-quality customer care, investing in loyalty and retention efforts and continually monitoring customer satisfaction in all facets of our service. Key elements of our commitment to customer service include our Worry Free Guarantee, which outlines the specifics of our commitment to each Verizon Wireless customer; incentives for two-year contracts; and convenient locations to initiate service and receive customer support. In addition, we believe that increasing the value of our service offerings to subscribers will increase retention of existing subscribers and attract new subscribers. We will continue to offer clear and simple-to-understand service offerings, such as our America's Choice plans, to enhance subscriber awareness and use of our services.

     Continue to expand our wireless data and messaging offerings for both consumer and business subscribers. We believe that we are in a strong position to take advantage of the growing demand for wireless data services. To capture this potential growth, we plan to focus on consumer, mobile professional and enterprise solutions by providing anytime/anywhere access on a variety of devices to subscribers. Our strategy is to leverage our wireless portal co-branded with Microsoft, partner with the industry's premier applications providers for enterprises, create customized solutions for vertical markets and offer a wide variety of data options, including downloadable applications for both enterprises and consumers.

     Increase operating margins and capital efficiency. We believe that our success will depend, in part, on our ability to continue to increase our operating efficiency, thereby increasing operating margins. We are undertaking a number of initiatives to increase our margins by lowering costs associated with our network and customer service and by leveraging our scale.

     Capitalize on our relationship with our owners. We continue to benefit from our relationship with Verizon Communications and Vodafone, our two owners. Verizon Communications is the largest provider of wireline voice and data services in the U.S. in terms of the number of subscribers. We believe this may present promotional and service bundling opportunities. Vodafone is one of the leading global wireless telecommunications companies, with extensive experience in international markets that have a higher adoption of wireless data and prepaid services, which we view as under-penetrated markets in the U.S. We have been working with Vodafone on joint marketing efforts targeted to global accounts. We are also working with Vodafone, as well as infrastructure and handset vendors, to provide our subscribers with global roaming across our and Vodafone's networks.

Strategic Acquisitions

     One of our primary business strategies is to build-out and expand our digital network so that we may provide sufficient capacity and seamless and superior coverage nationally on a cost-efficient basis. We have entered into several recent transactions to acquire spectrum licenses and assets of providers in certain markets in order to help us implement this strategy.

     On August 15, 2002 we combined the business operations of Price Communications Wireless, Inc. with certain of our assets, in a transaction valued at $1.7 billion, including $550 million in net debt that was assumed and redeemed. Under the terms of the transaction, we and Price Communications Wireless formed a limited partnership consisting of Price Communications' wireless operations and certain of our assets. We control and manage the partnership. Price received a preferred limited partnership interest that is exchangeable, under certain circumstances, into our equity, if an initial public offering of our equity occurs, or into common stock of Verizon Communications, if an initial public offering of our equity does not occur within four years. Price Communications Wireless provided 800 MHz wireless service to approximately 411,000 subscribers in areas where approximately 3.5 million people reside in Alabama, Florida, Georgia and South Carolina where we did not previously provide service.

     In addition, on December 19, 2002, we signed an agreement with Northcoast Communications, L.L.C., to purchase 50 PCS licenses and related network assets, for approximately $750 million in cash. Network investment for additional capacity has been factored into our near-term capital program and we will fund the purchase utilizing our existing intercompany loan facility with Verizon Communications. The licenses cover large portions of the East Coast and Midwest, including such major markets as New York; Boston; Minneapolis, MN; Columbus, OH; Providence, RI; Rochester, NY; and Hartford, CT. Total population served by the licenses is approximately 47.2 million and includes 10 MHz in each of the 50 license areas, in the D, E, and F blocks of the 1800-1900 MHz frequency band. The transaction is subject to customary closing conditions, including FCC approval of the assignment of the licenses to us, and is expected to close during the second quarter of 2003.

Competition

     There is substantial competition in the wireless telecommunications industry. We expect competition to intensify as a result of the higher penetration levels that currently exist in the industry, the development and deployment of new technologies, the introduction of new products and services, the auction of additional spectrum, and regulatory changes. Other wireless providers, including other cellular and PCS operators and resellers, serve each of the markets in which we compete. We currently provide service to 49 of the top 50 markets in the U.S., and each of these 49 markets has an average of five other competing wireless providers. Competition also may increase to the extent that smaller, stand-alone wireless providers transfer licenses to larger, better capitalized and more experienced wireless providers.

     We compete primarily against five other major wireless service providers:
AT&T Wireless, Cingular Wireless, Nextel Communications, Sprint PCS and T-Mobile USA (formerly VoiceStream). The wireless communications industry experienced significant consolidation during the past several years. This trend may continue. Further consolidation may create larger, well-capitalized competitors with substantial financial, technical, marketing and other resources to compete with our offerings.

     We believe that the following are the most important competitive factors in our industry:

     o Brand recognition. We introduced the "Verizon Wireless" brand name in April 2000. Based on an external study done in late 2002, our total brand awareness is the highest among the national wireless carriers.

     o Network quality and coverage. In recent years, competition in our industry has led to lower prices and to the popularity of pricing plans that do not charge for roaming. As a result, the ability to offer high quality national coverage through one's own network is important. We own licenses that cover much of the country and we will need to expend significant amounts to complete the build out of our network. We have a more extensive network than any of our competitors. Most of our competitors also have build-out needs, which they are seeking to mitigate with affiliate relationships with other wireless providers that permit them to reduce the cost of roaming through network sharing arrangements.

     o Network technology and digital service. Digital service offers benefits to the subscriber and also permits a network to have greater capacity. Our network is mostly, but not yet fully, digital. We expect to have digital technology fully deployed in nearly all of our network in 2003. Some of our competitors have fully digital networks.

     o Customer service. Quality customer service and care is essential to ensure that existing subscribers do not terminate service and to obtain new subscribers. We are very focused on improving our customer service and care. Most of our competitors are also focusing on improving customer service and care.

     o Capital resources. In order to expand and build-out networks and introduce next generation services, wireless providers require significant capital resources. We generate significant cash flow from operations and have well-capitalized owners. Some of our competitors also have significant cash flow and well-capitalized owners.

     As a result of competition, we may encounter further market pressures to:

     o    increase advertising and promotional spending;

     o    reduce our prices;

     o    restructure our service packages to offer more value;

     o respond to particular short-term, market-specific situations, for example, special introductory pricing or packages that may be offered by new providers launching their service in a particular market;

     o increase our capital investment to ensure we retain our market leadership in service quality; or

     o    introduce new service offerings that are less profitable.

     Such market pressures could cause us to experience lower revenues, margins and average revenues per user.

     Some of the indirect retailers who sell our products also sell many of our competitors' products, which may lead to consumer confusion and increasing movement of subscribers between competitors, and could have a material adverse effect on our results of operations. Our competitive success will depend on our ability to anticipate and respond to various factors affecting the industry, including the factors described above, new services and technologies, changes in consumer preferences, regulatory changes, demographic trends, economic conditions, and pricing strategies by competitors.

Wireless Services

     Our service packages are designed around key customer groups, from the young adult market to multinational business accounts. We tailor our voice and data offerings, pricing plans and handsets to the needs of these customers.

Voice Services

     Price plans. We offer a variety of simple, straightforward packages with features and competitive pricing plans that are designed to meet the needs of various consumer and business users, at the local, regional and national level. Specifically, we offer:

     o the America's Choice plans, which offer simple, flat-rate nationwide service with no additional roaming and long distance charges for calls on our preferred network within the U.S.;

     o family/small group and shared minute plans designed for multiple-user households and small businesses;

     o mobile-to-mobile plans for multiple-user households and small work groups;

     o corporate plans targeted at major accounts, which are businesses with over 100 lines;

     o    plans targeted at national accounts with over 1,000 wireless lines;
          and

     o basic services and enhanced features, including caller ID, call waiting and call forwarding, three-way calling, no answer/busy transfer, voice recognition, voice mail and Mobile Messenger short messaging service.

     We set consistent pricing guidelines in order to maintain uniform marketing across our markets, but we customize our plans by local market in terms of the number of minutes and other features included at each access point based on local competitive needs.

     Prepaid. We believe the prepaid market represents a large and growing under-penetrated market opportunity. We market prepaid service to distinct consumer groups. Our national digital prepaid product, branded "[FREEUP]", is aimed directly at the youth and young adult markets. [FREEUP] includes on-network roaming and long distance, reduced rates for nights and weekends and mobile-to-mobile pricing along with Mobile Messenger two-way short messaging and voicemail. In addition, we believe that the introduction of data services such as Get It Now will enhance the attractiveness of [FREEUP] to the youth and young adults markets. While we have historically experienced higher churn rates with our prepaid subscribers than other subscribers, our experience has been that the increased churn is offset, at least in part, by the lower costs of acquiring new prepaid subscribers. Our prepaid calling plans utilize a billing service provided by Boston Communications Group, Inc. This billing service, and its use by us and others, is the subject of a patent infringement suit by Freedom Wireless, Inc. Should Freedom Wireless prevail, an injunction could be issued, which, depending on its timing, could prevent us from continuing to offer the prepaid calling plans, which would reduce our revenues and subscribers or we could be required to pay a licensing fee that could increase our costs. See "Legal Proceedings."

     Telematics. Telematics involves the integration of wireless services into vehicles. Telematics products offer a variety of voice and data services, including directions, one-button access to an operator for roadside assistance, mobile e-mail and traffic alerts, and also permit an operator to access a car's on-board diagnostic sensors to identify problems or to locate a stolen car. We are currently the national provider of wireless service to General Motors' OnStar service. We do not currently include telematics subscribers in our company's subscriber data.

Wireless Data Services

     We are a leader in providing wireless data services in the U.S. and offer the following products:

     Express Network - 1XRTT. In 2002, we launched higher-speed 1XRTT technology, which is the next generation of code division multiple access ("CDMA") wireless data access, throughout the majority of our network, which enables higher-speed applications such as enterprise applications, image downloads, music, games and full browsing capabilities for laptop computer users. 1XRTT is a packet-switched protocol capable of average data rates of 40 to 60 kilobits per second, with bursts of up to 144 kilobits per second, depending on network traffic levels.

     Get It Now. In 2002, we launched our Get It Now service using binary runtime environment for wireless ("BREW") technology from Qualcomm. BREW technology adds computer-like functionality to handsets, enabling applications to be downloaded over-the-air directly to the subscriber's wireless device. Consumers are charged transactional fees for subscriptions or downloads, which are included with their monthly service bill. Our Get It Now service includes a library of over 50 applications in the following categories:

     o    Messaging (get text, get email, get im);

     o    Information (get web, get info);

     o    Entertainment (get tunes, get games); and

     o    Imaging (get pix).

     Mobile Messenger/Text Messaging. Our Mobile Messenger service offers two-way short messaging, which allows subscribers to both send and receive short text messages using handsets and various other devices. Two-way short messaging has demonstrated its appeal to both consumers, especially young adults, and business subscribers. For example, in December 2002, approximately
3.6 million of our subscribers utilized our two-way messaging service. We also offer alert features, offering our subscribers numerous alert categories, which they can select over the Internet, that are tailored to particular customer markets. In April 2002, we launched inter-carrier service, providing interoperability of short messaging services over different wireless providers' networks.

     Mobile Web. Our Mobile Web service offers easy to use, customized access to content through our portal, which is co-branded with Microsoft. This service allows subscribers to access the Internet, e-mail and personal information management tools, such as calendars and address books, through handset-based menus. We differentiate our services through our relationship with Microsoft and by facilitating our subscribers' access to Internet content through an easy-to-use, personalized format that allows them to use their desktop computers to select the data content they want displayed on their handsets. These customized content services, when integrated with our two-way short messaging service, allow us to provide critical information to our subscribers on a timely basis while they are mobile. Through our partnerships with premier content providers, we currently offer our subscribers access to a wide variety of services, in categories including information, instant messaging and gaming.

     Wireless Business Solutions. We are also developing applications and strategic service offerings for business subscribers designed to enhance their overall productivity by providing handset access to secure corporate intranets and e-mail accounts using our voice portal and other technologies. Our voice portal, "Voice Gear", was launched in November 2002.

     Mobile Office. Our Mobile Office product permits subscribers to use their laptop or personal digital assistant, through their handset, to access the Internet or back office enterprise servers for various applications like Internet access and e-mail. We also offer a stand-alone PC card that permits a subscriber to access the Internet using a laptop without the need to use one of our handsets. These PC cards use our 1XRTT data technology. We also provide each subscriber to our service compression software, which provides increased speeds for Internet traffic.

     CDPD Services. In 1994, we were the first wireless provider to introduce cellular digital packet data ("CDPD") service, which we now offer in many major U.S. metropolitan areas. In addition, our CDPD subscribers can roam on the CDPD networks of other wireless providers. The service is used for data communications in public safety, field service, remote Internet access and retail. We also sell CDPD capacity on a wholesale basis to third party service providers, which provide wireless data services to end-users. Although our largest CDPD roaming partner, AT&T Wireless, has announced plans to phase out CDPD services in 2004, we intend to continue to support CDPD through the end of 2005, by which time we intend to transition subscribers and applications to our high-speed 1XRTT Express Network.

     While we anticipate that wireless data will assist us in attracting and retaining subscribers, our wireless data services may not be as successful as anticipated. The deployment and delivery of wireless data services relies, in many instances, on new and unproven technology that may require substantial capital outlays and additional spectrum capacity. Furthermore, wireless data services entail additional specific risks. For example, the success of wireless data services substantially depends on the ability of others to develop applications for wireless devices and to develop and manufacture devices that support wireless applications. In addition, there could be legal or regulatory restraints on wireless data services as the applicable laws and rules evolve.

Handsets

     We believe that our leading position in the U.S. wireless industry in terms of the number of subscribers has enabled us to become the service provider of choice for handset manufacturers and has helped us to develop exclusive offers for our subscribers and branded handsets that complement our focus on high-quality service. For example, we were the first wireless provider to introduce a 1XRTT handset that includes global positioning system ("GPS") technology. GPS technology provides emergency 911 compatibility, capable of providing the caller's number and location to public safety agencies, and will enable future location-based services. In June 2002, we introduced nationally the first BREW-compatible device in the U.S. to include a color screen. In September 2002, we introduced our first 1XRTT and BREW-compatible handset with a color screen. We introduced a variety of 1XRTT-compatible devices in 2002 in addition to handsets, including a modem-and-voice card from Sierra Wireless that permits users to transmit voice or data from their devices over our high-speed Express Network, and Thera, a Pocket PC from Audiovox. We also make connectivity kits available for purchase that allow the user to utilize the handset as a modem that can connect to our 1XRTT high-speed Express Network.

     All of the handsets that we offer are headphone/earphone compatible. In order to maintain customer satisfaction and loyalty, our subscribers can purchase protection for their handsets and accessories through third-party insurance providers, extended warranty and repair and upgrade options. We also offer our subscribers accessories, such as chargers, headsets, belt clips, faceplates and batteries.

     Suppliers. We purchase handset and accessory products from a number of manufacturers, with the substantial majority of our purchases distributed among Motorola, LG Info Comm, Kyocera Corporation, Audiovox Corporation and Nokia Corporation. A key component of all wireless handsets is the chipset, which contains the "intelligence" of the handset. Nokia produces its own CDMA chipsets; all of our other handset suppliers rely on Qualcomm Incorporated for the manufacturing and supply of chipsets. Additionally, there are a number of other components common to wireless handsets provided by various electronic component manufacturers that we do not deal with directly. Disruption of the supply of Qualcomm chipsets to a number of our core suppliers or a shortage of common components to a number of suppliers could have a material adverse effect on our ability to sell handsets to new subscribers.

     Product Distribution. We have developed relationships with Communications Test Design, Inc. and New Breed Corporations for substantially all of our handset and other product warehousing, distribution and direct customer fulfillment, as we do not own significant warehousing and distribution infrastructure.

Paging

     We offer local, regional and nationwide messaging and narrowband PCS services in all 50 states, the District of Columbia and portions of Canada. Compared to traditional messaging, narrowband PCS permits us to offer more services, including two-way messaging, the ability to reply to e-mails and to deliver a variety of information services such as mail, weather summaries, news and other information. We had approximately 1.9 million units in service as of December 31, 2002, a reduction of 624,000 units since January 1, 2002. Like many others in the paging industry, we have experienced a decline in the number of paging units in service and expect the decline to continue. We do not currently include paging subscribers in our company's subscriber data.

Network

     We have licenses to provide mobile wireless services on the 800 MHz or 1800-1900 MHz portions of the radio spectrum in areas that include approximately 252 million people, or 90% of the U.S. population. The 800 MHz portion is used to provide either analog or digital cellular services, while our 1800-1900 MHz areas are all digital and provide PCS services. We also have licenses to provide messaging and narrowband PCS services on the portions of the radio spectrum set aside for those services. We obtained our domestic spectrum assets through application lotteries, mergers, acquisitions, exchanges, FCC auctions and allotments of cellular licenses.

Coverage

     We have the largest network coverage of any wireless telephone carrier in the U.S., with licensed and operational coverage in 49 of the 50 largest metropolitan areas. As of December 31, 2002, our built network, which includes approximately 19,300 cell sites, covered a population of approximately 228 million and provides service to approximately 32.5 million subscribers. In addition, we have signed numerous roaming agreements with a variety of providers, including ALLTEL, Sprint PCS, AT&T Wireless, Cingular Wireless, US Cellular and Western Wireless, to ensure that our subscribers can receive wireless service in virtually all areas in the U.S. where wireless service is available. Many of these agreements are terminable at will by either party upon several months' notice. Some competitors, because of their call volumes or their affiliations with, or ownership of, other wireless providers, may be able to obtain roaming rates that are more favorable than the rates we obtain.

     We offer analog and digital service in our 800 MHz markets and digital service in our 1800-1900 MHz markets. While our 800 MHz markets are substantially built-out, some of our 1800-1900 MHz markets still require significant build-out, and, overall, areas where approximately 10% of the population in our licensed areas, or 24 million people, reside are not yet covered. In addition, even those areas of our network that are substantially built require upgrades to increase capacity and to accommodate succeeding generations of digital technology.

     As we continue to build and upgrade our network, we must complete, or have others complete, a variety of steps, including securing rights to a large number of cell site and switch site locations and obtaining zoning and other governmental approvals. Adding new cell sites has become increasingly difficult. In particular, high density wireless networks require more engineering precision, as cell site coverage areas become smaller and acceptable locations for new sites must be specifically located within one or two city blocks. In some instances, we have encountered difficulty in obtaining the necessary site leases at commercially reasonable rates and the zoning approvals needed to construct new towers. In addition, the ability to buy or lease property, obtain zoning approval and construct the required number of radio facilities at locations that meet the engineering design requirements is uncertain. We utilize tower site management firms, primarily Crown Castle International Corp., and, to a lesser extent, American Tower Corporation, as lessors or managers of the majority of our existing tower sites upon which our operations depend, and plan to rely upon them for some of the sites we expect to add in the future. We sometimes rely upon the same firms to obtain real estate and tower locations for the continued expansion of our network and the same firms serve many of our competitors' networks, so they have potentially conflicting interests. Two of our tower site management firms have passed through bankruptcy in the last year. While a bankrupt firm could reject its leases with us, we have not been adversely affected to date.

     Additionally, problems in vendor and equipment availability, technical resources or system performance could delay the launch of operations in new markets or conversion to digital or enhanced digital technologies or result in increased costs in all markets. Our primary switch and cell site equipment infrastructure vendor is Lucent Technologies Inc., which currently provides approximately 64% of our switches and the majority of our cell site equipment, and Motorola, Inc. and Nortel Networks Corp., which provide nearly all of our remaining switches and cell site equipment. The majority of our markets are restricted, for reasons of economic practicality and/or technical compatibility, to using cell site equipment provided by the supplier of the switch serving that particular market. Although we have deployed interoperable switch and base station equipment from two of our infrastructure suppliers in several markets and there has been some recent success in establishing industry interoperability standards among vendors, these standards are not widely implemented and may not be fully practical because they do not cover all system features and attributes.

Technology

     CDMA technology is our primary network technology platform and as of December 31, 2002, was available to approximately 96% of the population to which we provide service, or approximately 220 million people. We expect digital coverage to reach nearly 100% by mid-2003. We believe ours to be the most extensive digital mobile wireless network of any company in the U.S., supporting 28.6 million digital subscribers. Digital usage currently accounts for approximately 97% of our busy-hour traffic.

     There are several existing digital technologies for mobile wireless communications, and each is incompatible with the others. We have selected CDMA technology and its compatible 1XRTT upgrade for our network because we believe that this technology and its evolution path offer several advantages. Other wireless service providers have chosen global system for mobile communications ("GSM") or other technologies. At present, GSM leads in worldwide market share. GSM's scale advantages may enable lower equipment costs and a faster pace of technology evolution. Current or future versions of CDMA and 1XRTT may not provide the advantages that we expect.

    Next Generation Deployment

     We began implementing CDMA digital technology in 1996 with the deployment of IS-95, a digital standard. In 2001, we began our deployment of the next generation of CDMA, known as "1XRTT," and we commercially launched 1XRTT in the first quarter of 2002. Our 1XRTT network, branded and marketed as our Express Network, enables increased spectral efficiency for voice services and high-speed wireless data services. Once 1XRTT is fully deployed and all our subscribers are using next generation handsets, it is expected to almost double our network's voice capacity compared to the previous version of CDMA. Our next generation migration strategy has been successful as we have achieved a pervasive next-generation technology footprint quickly and cost effectively while maintaining spectral efficiency. As of December 31, 2002, we have commercially deployed 1XRTT in portions of our network that cover approximately 80% of the population covered by our network, and 84 of the 100 most populated U.S. metropolitan areas. We expect 1XRTT to reach virtually all of the population covered by our network by mid-2003, with almost all remaining analog cell sites being converted to digital and employing 1XRTT technology.

     In addition to 1XRTT, the CDMA technology path includes 1XEV, a technological upgrade that could follow 1XRTT. We expect 1XEV to be capable of data rates of up to 384 kilobits per second for mobile users and up to 2.4 megabits per second for stationary users. We have successfully completed 1XEV technical trials in 2002 and plan commercial trials in San Diego and in Washington, D.C. and certain of its suburbs later in 2003.

     We have been able to implement 1XRTT, and would be able to implement 1XEV, by changing plug-in components and software in our CDMA network rather than replacing our existing network. Because 1XRTT and 1XEV involve upgrades and not replacements of our existing network, the capital expenditures necessary for the upgrades are more limited than those required for the replacement of our network.

     Wireless providers have begun to introduce improved next generation wireless products and may soon introduce other advanced wireless products. There are multiple, competing next generation standards, several options within each standard, vendor-proprietary variations and rapid technological innovations.

Cost Structure

     An effective and efficient network is necessary to ensure that we have a competitive cost structure. Digital technology helps us improve our network's effectiveness and efficiency by enhancing capacity and providing network usage with less capital and operating expense per minute of use than analog technology. Fixed costs, such as those related to towers, shelters and other common equipment, are reduced per minute of use as they can be spread over a larger number of minutes because of the higher capacity of the CDMA network. Features associated with digital technology may also lead to lower per minute costs. For example, over-the-air programming of compatible handsets selects the most cost-effective roaming partners using preferred roaming lists.

     We have also undertaken other initiatives to reduce our network cost and improve efficiency. We have migrated to lower-cost providers for our long distance services, such as Verizon Select Services. In addition, we own a microwave network, which extends from New York to Texas and provides two main benefits. First, it supports the carriage of our wireless long distance in those areas. Second, it provides redundancy for service interruption to other facilities, which is less expensive than purchasing alternative services from a third party. In addition, we have our own Signaling System 7, or SS7, network and thus have significantly reduced the need to pay others for those services. SS7 is a separate signaling channel needed for call set-up and advanced calling features.

     The continued build-out, technological upgrade and capacity enhancements of our network will require significant capital outlays.

CDPD Network

     Our CDPD network offers CDPD data transmission at speeds of up to 19.2 kilobits per second in major metropolitan areas. In addition, our CDPD subscribers can roam on the CDPD networks of other wireless providers. Although our largest roaming partner, AT&T Wireless, has announced plans to phase out CDPD services in 2004, we intend to continue to support CDPD service through 2005.

Spectrum

     We currently own a combination of spectrum in the 800 MHz and 1800-1900
MHz bands that can be used for voice, messaging and data telecommunications, including Internet access. These bands consist of blocks of 10, 15, 25 and 30 MHz of spectrum, which combine to give us spectrum levels ranging from 10 MHz up to 45 MHz. We own at least 25 MHz blocks of spectrum in 49 of the top 50 markets in the U.S. We expect that the demand for our wireless services will grow over the next several years as the demand for both traditional wireless voice services and new wireless data Internet services increase significantly. See "--Industry Overview." Based upon our current assumptions as to growth in demand for voice and data services from our existing and new subscribers and our present plans for improving the efficiency of our use of our existing spectrum, we could need additional spectrum in some of our markets to meet anticipated demand within the next one to two years. The consummation of our December 2002 agreement with Northcoast Communications, L.L.C. to purchase 10 MHz PCS licenses in 50 markets, which is pending FCC approval of the assignment of the licenses to us, would enable us to meet this near-term spectrum requirement in those markets covered by the Northcoast transaction where this requirement exists. In the remaining markets (as well as those markets covered by the Northcoast transaction, in the event that this transaction does not close), we could take various steps, beyond those in our current plans, to increase the capacity of our existing spectrum and thereby extend that time period, such as adding more cell sites and further increasing usage of 1XRTT handsets, although these steps could be costly. Failure to obtain access to additional spectrum where required would result in degradation in the quality of our existing service through increased delays in initiating calls, more calls being dropped, and a reduction in our ability to provide other services and obtain new subscribers.

     Actual developments might differ materially from our estimates. It is difficult to estimate the extent to which the conversion of subscribers to digital service and anticipated technological advances will themselves stimulate even greater usage per subscriber. In particular, it is difficult to predict the amount of spectrum that may be required to meet the demand for wireless data and Internet access, since it is a relatively new and developing market.

     In addition to acquiring spectrum in the secondary market, one of the primary means to acquire additional spectrum is through participation in FCC auctions. In addition to 78 MHz of spectrum in the 700 MHz band that has been allocated for mobile and fixed wireless services, the FCC plans to license 90 MHz of spectrum in other bands that would be technically suitable for mobile and fixed wireless services. See "Regulatory Environment-Spectrum Acquisitions." We intend to continue to acquire more spectrum primarily through acquisitions from existing license holders, as we do not expect the FCC to auction any significant usable licenses in the near future. However, we expect substantial competition in acquiring new spectrum, and we may not be able to purchase additional spectrum on favorable terms or at all.

Messaging and Narrowband PCS

     We currently have three nationwide one-way messaging channels for use by our paging network and one nationwide asymmetrically paired 50-12.5 kilohertz narrowband PCS license. We also resell narrowband PCS services using other carriers' networks. In addition, we have numerous market area licenses for one-way messaging and three regional asymmetrically paired 50-12.5 kilohertz narrowband PCS licenses. Our network, either directly or through reselling arrangements, provides local, regional and nationwide messaging and narrowband PCS services in all 50 states, the District of Columbia and portions of Canada.

Marketing

     In addition to providing high-quality services and customer care, we focus our marketing strategy on targeting solutions based upon our subscribers' needs, promoting our brand, leveraging our extensive distribution network and cross-marketing with our owners.

     We have established ourselves as a leading provider of wireless service in the U.S. An external study done in late 2002 found that our total brand awareness is 99%, the highest among the national wireless carriers. Our marketing efforts are focused on a coordinated program of television, print, radio, outdoor signage, Internet and point of sale media promotions. We coordinate our marketing efforts throughout our service area in order to ensure that our marketing message is consistently presented across all of our markets. Our promotion of the "Verizon Wireless" brand has been supplemented by Verizon Communications' own brand marketing efforts, reinforcing the awareness of our services in shared markets and capitalizing on the size and breadth of its customer base. We offer our national America's Choice plans, which appeal to nationwide travelers, our corporate plans, for large corporate customers, and prepaid plans that appeal to youth and multicultural markets, and budget conscious consumers.

     Our pricing options, wireless data service offerings, equipment and enhanced features are designed to appeal to a wide range of consumer and business users.

Sales and Distribution

     Our sales strategy is to use a mix of direct, indirect and resale distribution channels in order to increase subscriber growth while reducing subscriber acquisition costs. A goal of our distribution strategy is to increase direct sales through our company-owned stores, as well as through telemarketing and web-based initiatives, while simultaneously strengthening our indirect channels to maintain an extensive distribution system of highly trained sales agents. We believe that our extensive company-owned distribution system is a key strength and competitive advantage. We are investing significant resources to achieve this goal by providing our sales representatives with in-depth product and sales training. We also have programs in place to train indirect representatives and offer dedicated account service to our indirect retailers.

   Direct

     Company-owned Stores. Company-owned stores are a core component of our distribution strategy. Our experience has been that customers entering through our store channel are higher value subscribers who generate higher revenue per month on average than those who come through other mass-market channels and they are less likely to cancel their service. As of December 31, 2002, we operated approximately 1,260 stores, kiosks and carts.

      Business-to-Business. We have a dedicated business-to-business sales force. We enable company-specific web environments for our business customers. We have developed extranets for business clients such as The Boeing Company, Gannett Co., Inc., General Electric Company, IBM Corporation, Microsoft, Qualcomm and Xerox Corporation that permit their employees to directly access online our negotiated corporate rates.

      Telemarketing and Web-Based. We have a telemarketing sales force dedicated to receiving incoming calls. In addition, we offer fully-automated, end-to-end, web-based sales of wireless handsets, pagers, accessories and service in all of our markets. Our web-based sales channel, located at our web-site, www.verizonwireless.com, enables prospective subscribers to purchase a complete service package, including the handset, basic and enhanced features and accessories.

   Indirect Retailers and Agents

     We have approximately 66,000 indirect retail locations selling wireless services, including approximately 13,000 full service locations and 53,000 locations offering prepaid-calling replenishment only, as of December 31, 2002. We have programs in place to train and support indirect representatives. We have implemented a "store-within-a-store" program with RadioShack, our largest indirect retailer, at approximately 4,550 of its locations. In addition, we have arrangements to sell our wireless services through other national and regional retailers.

   Resale

     We also resell wireless capacity, with approximately 1.1 million resale lines as of December 31, 2002. We have approximately 40 resellers, including TracFone Wireless, our largest reseller, which resells our service on a prepaid basis and accounts for a majority of our total wholesale lines.

     Our resale business involves the sale of wholesale access and minutes to independent companies that package and resell wireless services to end-users. We have dedicated wholesale account teams that work with these resellers and we provide them with billing records for their subscribers. These resellers generally provide prepaid and postpaid services to subscribers under their own brand names and also provide their own customer service and billing. As of December 31, 2002, our revenue from resale was approximately 1.3% of total revenue. Because we sell these services on a wholesale basis we incur no direct subscriber acquisition cost, although our total revenue per unit from resale is less than it is from our direct subscribers. As a result, our average revenue per user is negatively impacted by an increase in wholesale subscriber lines.

Customer Care, Retention and Satisfaction

     Differentiated, best-in-class customer care, retention and satisfaction are essential elements of our strategy. The cost of adding new subscribers is one of the most significant cost elements in the wireless industry. Therefore, satisfying and retaining existing subscribers is critical to the financial performance of wireless operators. Our customer care, retention and satisfaction programs are based on ensuring subscriber convenience and ease of use and cultivating long-term relationships with our subscribers.

      We offer our subscribers a full range of choices and options for making requests and inquiries to maximize convenience. Subscribers are able to contact us by telephone, in person at company-owned stores, through web-based applications and through our self-serve applications over the phone.

     We have 26 full-service call centers. We also have established relationships with third-party vendors. As part of our commitment to delivering superior customer service and our Worry Free Guarantee, we have undertaken a program to make the existing call centers even more efficient and effective through the enhancement of system capabilities and process improvement.

We offer customer service in multiple languages and through Telecommunication Devices for the Deaf. In addition, we also offer customer care services over the Internet in many of our markets, allowing subscribers to review their monthly bill, analyze usage, make payments and obtain answers to frequently asked billing questions. We have also created dedicated teams to handle specialized markets, including data/Mobile Web customers, business customers, including both national accounts and small to medium-sized businesses, paging and prepaid customers.

     We have a major national retention and loyalty program, our Worry Free Guarantee, under which we commit to provide an extensive and advanced network, responsive customer service, the option to change to any qualifying price plan or airtime promotion at any time with a new two-year contract without payment of any additional fees and a 15-day money-back equipment satisfaction guarantee. It also includes free handset upgrades every two years (up to a $100 value), which we call our New Every Two plan, provided that customers sign new two-year contracts with a retail price plan that costs $35 or more for monthly access.

     Another major retention and loyalty program is a customer life cycle management program in which we contact customers at key points in their service tenure with targeted information and offers. The program offers proactive rate-plan analysis aimed at increasing the value of service to the customer and provides the customer with an opportunity to purchase enhanced services, features and accessories.

Information Systems

     Our information systems consist of the following systems: billing, point of sale, provisioning, customer care, data warehouse, fraud detection and prevention, financial and human resources. These systems are comprised of systems from our predecessor companies. For example, in April 2000, we had 13 major billing systems and over 150 other systems keyed to the customer's geographic location. Since April 2000, we have completed the integration of our human resources management systems and internal financial reporting systems and currently have seven billing systems and 70 other systems. We have developed plans to further integrate and consolidate these systems into two billing systems and less than 30 other systems by the end of 2004.

    We anticipate that the full implementation of these plans will be completed in 2004 and will contribute to a reduction in our operating costs and expenses as a percentage of revenues during each further stage of implementation. We employ experienced professionals who have in the past successfully consolidated billing systems, and we understand the complexities of consolidating these various systems. However, we may encounter difficulties that could cause disruptions in some of our markets while we integrate systems. Although we expect to realize continued cost savings from the integration of information systems, the integration process is costly and will take time to implement. We offer no assurance that we will be able to realize these cost savings, and we may suffer lapses in service or delays in billing our customers while we integrate systems.

Environmental Matters

      We are subject to various foreign, federal, state and local environmental protection and health and safety laws and regulations, and we incur costs to comply with those laws. We own or lease real property, and some environmental laws hold current or previous owners or operators of businesses and real property liable for contamination on that property, even if they did not know of and were not responsible for the contamination. Environmental laws may also impose liability on any person who disposes of hazardous substances, regardless of whether the disposal site is owned or operated by such person. Although we do not currently anticipate that the costs of complying with environmental laws will materially adversely affect us, we may incur material costs or liabilities in the future due to the discovery of new facts or conditions, the occurrence of new releases of hazardous materials or a change in environmental laws.

Intellectual Property

     We own or are licensed under a number of patents in the U.S. covering service offerings, and have also developed many brand names and trademarks for service offerings. We license patents and technology to and from our owners or their affiliates and third parties. Pursuant to these license agreements, our owners or their affiliates maintain the right to license or sublicense our patents and technology to third parties, including our competitors.

     Verizon Communications owns the trademarks issued for "Verizon" and "Verizon Wireless" and some service offering names, but licenses them and other marks to us on a non-exclusive basis until 2 1/2 years after it ceases to own any interest in our company or we begin to use a different brand name. We believe that the "Verizon Wireless" brand-name is very important to our business and we have invested substantial amounts to build our brand equity. Our non-exclusive license to use this name does present several risks to this brand equity:

     o Because we market our products and services under the same name as Verizon Communications and other providers, including Verizon Communications' wireless provider in Puerto Rico, our reputation and ability to attract and retain subscribers could be adversely affected if the reputation of Verizon Communications or those other providers were to decline.

     o The license will terminate if we fail to perform all material obligations under the contract or 2 1/2 years after Verizon Communications ceases to have any beneficial ownership of the partnership. In addition, we are required to change our brand name and discontinue the use of any trademarks owned by Verizon Communications at any time if we are directed to do so by Verizon Communications. We would then be required to develop a new brand identity, which could be costly and take time to be publicly recognized.

     Similarly, Verizon Communications owns the trademarks for some of our service offering names, and licenses them to us on a non-exclusive basis. We face risks similar to those described above in connection with these trademarks.

Employees

     As of December 31, 2002, we employed approximately 39,300 employees on a full-time equivalent basis. We consider our relationship with our employees to be good. Unions currently represent approximately 50 of our employees, but labor unions are attempting to organize various segments of our workforce and we expect ongoing efforts to organize our employees. Two unions, the Communications Workers of America and the International Brotherhood of Electrical Workers, have agreements with us that would require our company to take a neutral position if the union conducts an organizing campaign in some of our markets. The agreements further require us to recognize and bargain with these unions if they present union authorization cards signed by 55% of the employees in an appropriate bargaining unit within these markets. This "card check" organizing process is advantageous to unions because it allows them to avoid a more difficult secret ballot election process conducted by the National Labor Relations Board.

Regulatory Environment

     The FCC regulates the licensing, construction, operation, acquisition and transfer of wireless systems in the U.S. pursuant to the Communications Act of 1934, as amended by the Telecommunications Act of 1996, and other legislation and the associated rules, regulations and policies promulgated by the FCC.

     To use the radio frequency spectrum in the U.S., wireless communications systems must be authorized by the FCC to operate the wireless network and mobile devices in assigned spectrum segments, and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. These rules and policies, among other things, (1) regulate our ability to acquire and hold radio spectrum, (2) impose technical obligations on the operation of our network, (3) impose requirements on the ways we provide service to and communicate with our subscribers, (4) regulate the interconnection of our network with the networks of other carriers, and (5) impose a variety of fees and charges on our business that are used to finance numerous regulatory programs and part of the FCC's budget.

     The process of obtaining U.S. operating authority for a wireless system requires three separate proceedings to be completed by the FCC: (1) allocating radio frequency spectrum segments for the services, (2) adopting rules and policies to govern the operation of the wireless systems in the allocated spectrum segments and (3) issuing licenses to applicants for use of the spectrum allocations.

     In addition, because licenses are issued for only a fixed time, generally 10 years, we must periodically seek renewal of those licenses. The FCC will award a renewal expectancy to a wireless licensee that has provided substantial service during its past license term and has substantially complied with applicable FCC rules and policies and the Communications Act. The FCC has routinely renewed wireless licenses in the past, and none of our licenses has ever been denied or even challenged. However, the Act provides that licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. Violations of FCC rules may also result in monetary penalties or other sanctions. FCC rules provide that competing renewal applications for licenses will be considered in comparative hearings and establish the qualifications for competing applications and the standards to be applied in hearings.

     Wireless systems are subject to Federal Aviation Administration and FCC regulations governing the location, lighting and construction of transmitter towers and antennas and are subject to regulation under federal environmental laws and the FCC's environmental regulations, including limits on radio frequency radiation from mobile handsets and antennas. State and local historic preservation, zoning and land use regulations also apply to and can delay tower siting and construction activities.

     We are licensed to use radio frequencies in several different spectrum allocations that are available for a wide range of communications services, even though the services may have different names and use different frequencies. Generally, those services can be divided into "broadband" services, which can be used for voice as well as data and messaging services, and "narrowband," which are used for nonvoice services, principally paging and messaging services. These two broad categories are separately discussed below.

Broadband Wireless Services Systems

     Our cellular systems operate on one of two 25 MHz frequency blocks, known as the "A" and "B" blocks, in the 800 MHz band. Cellular systems principally are used for two-way mobile voice applications, although they may be used for data applications and fixed wireless services as well. Cellular licenses are issued for either metropolitan statistical areas or rural service areas, two in each area.

     Our broadband PCS systems operate on one of six frequency blocks in the 1800-1900 MHz bands. PCS systems generally are used for two-way voice applications although they may carry two-way data communications and fixed wireless services as well. For the purpose of awarding PCS licenses, the FCC has divided the U.S. into 51 large regions called major trading areas, which are comprised of 493 smaller regions called basic trading areas. The FCC awarded two PCS licenses for each major trading area, known as the "A" and "B" blocks, and four licenses for each basic trading area known as the "C," "D," "E," and "F" blocks. The two major trading area licenses authorize the use of 30 MHz of PCS spectrum. One of the basic trading area licenses is for 30 MHz of spectrum, and the other three are for 10 MHz each.

     The FCC permits licensees to split their licenses and assign a portion, on either a geographic, or "partitioned," basis or on a frequency, or "disaggregated," basis or both, to a third party. We hold some partitioned or disaggregated spectrum in various markets.

     We must satisfy a range of FCC-specified coverage requirements. For example, all 30 MHz PCS licensees must construct facilities that offer coverage to one-third of the population of the service area within five years of the original license grants and to two-thirds of the population within 10 years. All 10 MHz PCS licensees must construct facilities that offer coverage to one-fourth of the population of the licensed area or "make a showing of substantial service in their license area" within five years of the original license grants. Licensees that fail to meet the coverage requirements may be subject to forfeiture of the license. We have met the coverage requirements that have applied to our systems to date.

     We use common carrier point-to-point microwave facilities and dedicated facilities leased from communications companies or other common carriers to connect our wireless cell sites, and to link them to the main switching office. Where we use point-to-point microwave facilities, the FCC licenses these facilities separately, and they are subject to regulation as to technical parameters and service. Microwave licenses must also be renewed every 10 years.

Narrowband Services

     We also hold a variety of authorizations granted by the FCC to provide narrowband messaging and paging services, including three nationwide licenses. We hold separate paging authorizations in the 150 MHz, 450 MHz and 900 MHz paging bands. These licenses are assigned both on a per transmitter basis and on a geographic area basis. Paging licenses were awarded historically on a per transmitter basis and most of our paging licenses were awarded on this basis.

Transfers and Assignments of Wireless Licenses

     The Communications Act and FCC rules require the FCC's prior approval of the assignment or transfer of control of a license for a wireless system.
Before we can complete any such purchase or sale, we must file appropriate applications with the FCC, and the public is by law granted a period of time, typically 30 days, to oppose or comment on them. In addition, the FCC has established transfer disclosure requirements that require licensees who assign or transfer control of a license acquired through an auction within the first three years of their license terms to file associated sale contracts, option agreements, management agreements or other documents disclosing the total consideration that the licensee would receive in return for the transfer or assignment of its license. Non-controlling minority interests in an entity that holds an FCC license generally may be bought or sold without FCC approval. Effective January 1, 2003, the FCC repealed its "spectrum cap" rule, which had limited the total amount of PCS, cellular and specialized mobile radio spectrum any entity could hold. The only remaining rule restricting ownership of these licenses bars one entity from holding both cellular licenses in any rural service area. However, even without the former spectrum cap rule, the FCC has announced that it will still consider the competitive impact of any license transfer or merger of companies holding radio licenses on a case-by-case basis and may impose conditions on its approval of any transaction. In addition, notification and expiration or earlier termination of the applicable waiting period under Section 7A of the Clayton Act by either the Federal Trade Commission or the Department of Justice may be required, as well as approval by, or notification of, state or local regulatory authorities having competent jurisdiction, if we sell or acquire wireless systems.

Foreign Ownership

     Under existing law, no more than 20% of an FCC licensee's capital stock may be directly owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. If an FCC licensee is controlled by another entity, up to 25% of that entity's capital stock may be owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. Indirect foreign ownership above the 25% level may be allowed should the FCC find such higher levels not inconsistent with the public interest. These requirements apply to licensee partnerships as well as corporations.

     In its March 30, 2000 order approving the combination of the U.S. wireless operations of Bell Atlantic and Vodafone, the FCC concluded that the public interest would be served by allowing us to be indirectly owned by Vodafone in an amount up to 65.1%, but stated that additional FCC approval would be necessary before Vodafone could increase its investment further. The FCC also stated that it would have to approve in advance any acquisition by any other foreign entity or entities, in the aggregate, of an ownership interest of 25% or more. In addition, as part of the FCC's approval of the combination between Bell Atlantic and Vodafone, the parties entered into an agreement with the U.S. Department of Defense, Department of Justice and Federal Bureau of Investigation which imposes national security and law enforcement-related obligations on the ways in which we store information and otherwise conduct our business.

Spectrum Acquisitions

     As is the case with many other wireless providers, we anticipate that we will need additional spectrum to meet future demand. We can attempt to meet our needs for new spectrum in two ways, by acquiring spectrum held by others or by acquiring new spectrum licenses from the FCC. The Communications Act requires the FCC to award new licenses for most commercial wireless services to applicants through a competitive bidding process. Therefore, if we need additional spectrum, we may be able to acquire that spectrum by participating in an auction for any new licenses that may become available or by purchasing existing facilities and incorporating them into our system, provided that we are permitted to do so under FCC rules.

     In December 2002, we entered into an agreement with Northcoast Communications, L.L.C. to acquire fifty 10 MHz PCS licenses in each of 50 basic trading areas, including New York City and Boston. Acquisition of this spectrum will help address our short and long-term spectrum needs in various markets. We have filed the necessary applications with the FCC for approval of the assignment of the licenses to us and those applications remain pending.

     In December 2000, the FCC began an auction of licenses for PCS spectrum that had been awarded in previous license grants but had been cancelled by the FCC and reclaimed from those prior licensees, who had filed for bankruptcy. We were the winning bidder for 113 of the 422 licenses offered. We agreed to pay a total bid price of approximately $8.8 billion upon receipt of the licenses and paid $1.8 billion as a deposit. There were no legal challenges to our qualifications to acquire these licenses. We were awarded 33 of the 113 licenses in August 2001 and paid approximately $82 million for them. However, the remaining licenses for which we were the high bidder were the subject of litigation by the original licensees, NextWave Personal Communications and UrbanComm Communicators. In light of that ongoing litigation, in April 2002, the FCC returned 85% of our deposit. In December 2002, pursuant to an FCC order, we dismissed our applications for these licenses, received back our remaining deposit, and were relieved of all our remaining obligations with respect to the December 2000 auction. On January 27, 2003, the U.S. Supreme Court ruled in favor of NextWave, finding that the FCC's cancellation of NextWave's licenses violated federal bankruptcy laws.

     In July 2002, the U.S. Department of Commerce released a report identifying 45 MHz of spectrum (1710-1755 MHz) currently used by the federal government for reassignment to the FCC so that it can be licensed for commercial use. The FCC has announced that it plans to "pair" this spectrum with 45 MHz of spectrum that was previously reassigned in the 2100 MHz band, and auction the entire 90 MHz for terrestrial mobile wireless use. This 90 MHz will provide additional capacity for commercial mobile radio service providers to provide 3G or other advanced services or to add additional capacity to provide existing services. However, before this spectrum becomes commercially available, the FCC must complete a pending rulemaking to adopt licensing and service rules, and it must adopt rules for auctioning the spectrum. In addition, because much of the 90 MHz is currently encumbered by government or other terrestrial users, issues related to "clearing" the spectrum (and reimbursing those incumbent users for relocation costs) must be resolved. Given these steps, it is unlikely that this spectrum will be available before the 2004-2005 time period.

     There are additional spectrum bands that may be suitable for our business, but this spectrum has not been allocated nor are auctions of this spectrum imminent. In addition, because much of this spectrum is encumbered by existing users, a band sharing plan or relocation of incumbent users would be necessary before the spectrum could be fully useable for new mobile wireless services.

     The FCC has begun a number of different proceedings to reexamine its existing policies and rules governing the allocation and licensing of radio spectrum. For example, in June 2002, the FCC formed a "Spectrum Task Force" charged with comprehensively evaluating current spectrum policies and recommending changes to the FCC. In October 2002, the task force issued its report, and the FCC sought public comment on its recommendations. Among the areas discussed by the task force in its report are the rights of incumbent spectrum users, whether to adopt more "market-based" spectrum policies that would, for example, allow spectrum sharing among licensed users, and whether to adopt new policies governing interference with spectrum users. These proceedings could lead to reassignment of various existing license holders to different spectrum bands, change the technical and operational rules for various wireless services, authorize new technologies to operate in bands previously licensed for other uses, or adopt new radio interference standards for wireless services. Depending on the specific actions the FCC takes, the outcome of one or more of these proceedings could increase the radio interference with our operations from other spectrum users, place new users adjacent to our licensed spectrum, condition future renewals of our licenses on compliance with new spectrum use rules, authorize new services to operate without having to purchase spectrum at auction, or allow other users to share our spectrum. These changes potentially impact the ways in which we use our licensed spectrum, the capacity of that spectrum to carry traffic, and the value of that spectrum.

Recent Federal Regulatory Developments

     The FCC does not specify the rates we may charge for our services nor does it require us to file tariffs for our U.S. wireless operations. However, the Communications Act states that an entity that provides commercial mobile radio services is a common carrier, and is thus subject to the requirements of the Act that it not charge unjust or unreasonable rates, nor engage in unreasonable discrimination. The FCC may invoke these provisions to regulate the rates, terms and conditions under which we provide service. In addition, the Act defines a commercial mobile radio service provider as a telecommunications carrier, which makes it subject to a number of other regulatory requirements in its dealings with other carriers and subscribers. These requirements impose restrictions on our business and increase our costs. Among the requirements that affect us are the following:

     The FCC has imposed rules for making emergency 911 services available by cellular, PCS and other broadband commercial mobile radio service providers, including enhanced 911 services that provide the caller's communications number, location and other information. Commercial mobile radio service providers are required to take actions enabling them to provide a caller's automatic number identification and cell site if requested to do so by a public safety dispatch agency, at the provider's own cost. Other rules require providers over time to supply the geographic coordinates of the subscriber's location, either by means of network-based or handset-based technologies. Providers may not demand cost recovery as a condition of doing so, although they are permitted to negotiate cost recovery. These rules require us to make significant investments in our network and to reach agreements both with vendors of 911 equipment and state and local public safety dispatch agencies with no assurance that we can obtain reimbursement for the substantial costs we incur. In October 2001, the FCC granted us a limited waiver of the deployment schedule set forth in the rules, but we must meet a number of new deployment deadlines over the next four years. For example, we must sell increasing percentages of handsets that satisfy the 911 mandate. We may be required to subsidize the higher costs of these handsets in order to achieve mandated penetration levels among our subscribers.

     The FCC has established federal universal service requirements that affect commercial mobile radio service providers. Under the FCC's rules, commercial mobile radio service providers are potentially eligible to receive universal service subsidies; however, they are also required to contribute to the federal universal service fund. In December 2002, the FCC issued an order that will significantly increase the amount of universal service contributions that commercial mobile radio service providers must pay beginning April 1, 2003. The FCC also adopted new rules regulating how carriers bill subscribers for universal service contribution costs that may require expenses for modifications to our billing systems. The FCC has also proposed to make further revisions later in 2003 that may have the effect of further increasing our costs to support this program. Many states also have enacted or are considering state universal service fund programs. A number of these state funds require contributions, varying greatly from state to state, from commercial mobile radio service providers above and beyond contributions to the federal program. Expansion of these state programs will impose a correspondingly growing expense on our business.

     The FCC has adopted rules regulating the use of telephone numbers by wireless and other providers as part of an effort to achieve more efficient number utilization. These rules required that wireless carriers be capable of participating in number "pooling" programs as of November 2002 and maintain detailed records of numbers used subject to audit. These mandates impose network capital costs as well as increased operating expenses on our business.

     The FCC has adopted rules on wireless local number portability that will enable wireless subscribers to keep their telephone numbers when switching to another carrier. The FCC rules require wireless carriers to offer number portability to their subscribers beginning in November 2003. While this requirement is presently under appeal by the wireless industry, wireless carriers are concurrently implementing automated processes to enable number portability. The overall impact of this mandate is uncertain. If the wireless industry's appeal is unsuccessful, we anticipate that the mandate will impose increased operating costs on our business and may also cause a temporary increase in subscriber churn and subscriber acquisition and/or retention costs.

     The FCC has also adopted rules requiring wireless providers to provide functions to facilitate electronic surveillance by law enforcement officials pursuant to the Communications Assistance for Law Enforcement Act. This mandate will impose costs on us to purchase, install and maintain the software and other equipment needed.

     The Communications Act and the FCC's rules grant various rights and impose various obligations on commercial mobile radio service providers when they interconnect with the facilities of local exchange carriers. Generally, commercial mobile radio service providers are entitled to "reciprocal compensation," in which they are entitled to charge the same rates for terminating wireline-to-wireless traffic on their system that the local exchange carriers charge for terminating wireless-to-wireline calls. Interconnection agreements are typically negotiated by carriers, but in the event of a dispute, state public utility commissions, courts and the FCC all have a role in enforcing the interconnection provisions of the Act. Although we have local exchange carrier interconnection agreements in place in most of our service areas, those agreements are subject to modification, expiration or termination in accordance with their terms, which may increase our costs beyond the significant amounts we currently pay for interconnection. The FCC has begun a proceeding that is reassessing its interconnection compensation rules. For these reasons there may be changes to the interconnection prices or other terms that we currently have in our agreements.

     The FCC has adopted rules to govern customer billing by all telecommunications carriers and the carriers' use and disclosure of customer proprietary information. It adopted additional detailed billing rules for landline telecommunications service providers and is considering whether to extend these rules to commercial mobile radio services providers, which could add to the expense of our billing process as systems are modified to conform to any new requirements. In addition, as noted above, the new universal service fund rules regulate the collection of universal service contributions from customers.

     Other FCC rules determine the obligations of telecommunications carriers to make their services accessible to individuals with disabilities. The order requires wireless and other providers to offer equipment and services that are accessible to and useable by persons with disabilities. While the rules exempt telecommunications carriers from meeting general disability access requirements if these results are not readily achievable, it is not clear how the FCC will construe this exemption. For example, the FCC is considering whether to require that digital handsets be modified to permit their use by hearing-impaired customers. Accordingly, the rules may require us to make material changes to our network, product line or services at our expense.

State Regulation and Local Approvals

     With the rapid growth and penetration of wireless services has come a commensurate surge of interest on the part of some state legislatures and state public utility commissions in regulating our industry. This interest has taken the form of efforts to regulate customer billing, termination of service arrangements, advertising, filing of "informational" tariffs, certification of operation, service coverage and quality, drivers' use of handsets, provision of emergency 911 service, and many other areas. We anticipate that this trend will continue. It will require us to devote resources to working with the states to respond to their concerns while minimizing any new regulation that could increase our costs of doing business.

     While the Communications Act generally preempts state and local governments from regulating entry of, or the rates charged by, wireless carriers, it also permits a state to petition the FCC to allow it to impose commercial mobile radio service rate regulation. No state currently has such a petition on file, but as wireless service continues to grow, the possibility of new regulation increases. In addition, the Act does not preempt the states from regulating the other "terms and conditions" of wireless service. Several states have invoked this language to impose, or propose, various consumer-related regulations on the wireless industry such as rules governing customer contracts and advertising. States also may impose their own universal service support regimes on wireless and other telecommunications carriers, similar to the requirements that have been established by the FCC. The most extensive rules regulating our business have been proposed by the California Public Utilities Commission. Because of the scope of these rules and the size of our business in California, the rules would impose significant costs on us if they are adopted in their present form.

     At the local level, wireless facilities typically are subject to zoning and land use regulation. Neither local nor state governments may categorically prohibit the construction of wireless facilities in any community or take actions, such as indefinite moratoria, which have the effect of prohibiting service. Nonetheless, securing state and local government approvals for new tower sites has been and is likely to continue to be difficult, lengthy and costly.

     In addition, state commissions have become increasingly aggressive in their efforts to conserve telephone numbering resources. These efforts may impact us and other wireless service providers disproportionately, given the industry's growing demand for new numbers, by imposing additional costs or limiting access to numbering resources. Examples of state conservation methods include number pooling, number rationing and code sharing.

     Finally, states have become more active in imposing fees and taxes on wireless carriers to raise general revenues and to pay for various regulatory programs. In many states, some of these fees and taxes are not imposed on other industries, placing a greater tax burden on us. In addition to the cost of complying with new regulatory requirements, these fees also increase our costs of doing business and may result in higher costs to our subscribers.

Item 2.  Properties
-------------------------------------------------------------------------------

      We maintain our corporate headquarters in Bedminster, New Jersey and have four area and 22 regional offices, as well as additional offices for our paging services, located throughout the United States. We also maintain facilities comprised of administrative and sales offices, customer care centers, retail sales locations, switching centers, cell sites and data centers. Locations are generally leased to provide maximum flexibility, with the exception of switching centers, which are usually owned due to their critical role in the network and high set-up and relocation costs.

      As of December 31, 2002, we operated approximately 1,260 retail stores and kiosks that support our direct distribution channel. Additionally, we had 170 offices and 6 storage facilities. At that date, network properties included 148 switching locations and approximately 19,300 cell sites, as well as additional properties for our paging network. We believe that our facilities are suitable for their purposes and that additional facilities can be secured for our anticipated needs, although we may have difficulty obtaining additional cell sites.

     Our gross investment in property, plant and equipment consisted of the following at December 31:

-----------------------------------------------------------------------------
(in millions)                                               2002         2001
-----------------------------------------------------------------------------
Land and improvements                                  $     94     $      68
Buildings                                                 3,768         3,048
Wireless plant equipment                                 21,719        19,465
Rental equipment                                            162           196
Furniture, fixtures and equipment                         2,703         2,599
Leasehold improvements                                      798           737
-----------------------------------------------------------------------------
     Gross property, plant and equipment               $ 29,244     $  26,113
-----------------------------------------------------------------------------


Item 3.  Legal Proceedings
-------------------------------------------------------------------------------

     From time to time, we are a party to various litigation matters incidental to the conduct of our business. We are a defendant in a number of actions, including class actions, arising out of our business as well as the business affairs of the AirTouch, GTE Wireless and PrimeCo entities that now comprise our business.

     Under the U.S. Wireless Alliance Agreement between Vodafone and Verizon Communications, we have rights of indemnification from Vodafone and Verizon Communications. Generally, under this agreement, Vodafone and Verizon Communications, as the successor to Bell Atlantic and GTE, are required to indemnify us for losses, as that term is defined in the underlying agreements, that may be incurred in connection with wireless businesses formerly conducted by Vodafone, Bell Atlantic and GTE, and pertaining to events which occurred or causes of action which existed prior to April 3, 2000, with respect to Vodafone and Bell Atlantic, and prior to July 10, 2000, with respect to GTE. This indemnification does not apply to PrimeCo assets contributed to us and is subject to exceptions. See "Certain Relationships and Related Party Transactions--U.S. Wireless Alliance Agreement."

     To the extent, therefore, that we may be subject to liability or loss in connection with any of the following matters and arising out of events or causes of action which existed prior to the dates set forth above, we intend to exercise our right to be indemnified by Vodafone or Verizon Communications for such liability or loss. See "Certain Relationships and Related Party Transactions--U.S. Wireless Alliance Agreement."

     We are a defendant in six purported class actions alleging antitrust violations, including Parrish, et al. v. Pacific Telesis Group, et al., filed in California Superior Court, Sacramento County, on December 17, 1998, brought on behalf of California consumers alleging antitrust violation and/or unfair trade practices claims. The suit includes claims of a conspiracy to "horizontally allocate" customers and a conspiracy to fix the wholesale and retail prices of cellular telephone service. Another suit, Brook, et al. v. AT&T Cellular Services, Inc., et al., filed in the U.S. District Court for the Southern District of New York on April 5, 2002 (f/k/a Wireless Consumers Alliance, et al. v. AT&T Wireless, et al.), alleges that Cellco and other wireless service providers exert anticompetitive control over wireless networks and the market for wireless phones by engaging in illegal tying and monopolization. The plaintiffs in Brook amended the complaint on January 10, 2003 and, among other things, now assert a nationwide class which overlaps with the following four cases. A petition for MDL coordination of this case and the following four cases was heard on January 28, 2003. A third suit, Millen, et al. v. AT&T Wireless PCS, LLC, et al., filed in the U.S. District Court for the District of Massachusetts on or about August 3, 2002, alleges that Cellco and other wireless service providers restrain competition, impose unlawful tying arrangements with respect to wireless phones and wireless service, and monopolize the market for wireless phones. This case has been stayed pending a ruling by the MDL panel. A fourth suit, Truong, et al. v. AT&T Wireless PCS, LLC, filed in the U.S. District Court for the Northern District of California on or about September 20, 2002, similarly alleges that Cellco and other service providers restrain competition, impose tying arrangements with regard to wireless phones and service, and monopolize the market for wireless phones. A fifth purported class action, Beeler et al. v. AT&T Cellular Services, Inc., filed in the U.S. District Court for the Northern District of Illinois on or about September 30, 2002, asserts essentially identical claims to the above handset antitrust suits, alleging that Cellco and other service providers restrain competition in the Chicago metropolitan area, impose tying arrangements, and exert monopoly power over the market for wireless phones. This case has been stayed pending a ruling by the MDL Panel. A sixth purported class action, Morales, et al. v. AT&T Wireless PCS, LLC, et al., filed in the U.S. District Court for the Southern District of Texas on or about September 27, 2002, asserts essentially identical claims to the above handset antitrust suits. This case is stayed pending a ruling by the MDL Panel. In each case, the plaintiffs seek treble damages, fees and an injunction. The cases are all in a preliminary phase. These suits fall under the indemnification provisions in the alliance agreement.

     We are defending a lawsuit alleging patent infringement, Freedom Wireless, Inc. v. BCG, Inc. et al., U.S. District Court, Eastern District Court of Massachusetts, filed March 30, 2000, alleging that the defendants are infringing or contributing to the infringement of patents held by the plaintiff related to prepaid wireless service technology. The plaintiff in the above suit seeks unspecified monetary damages as well as injunctive relief. An adverse decision could materially affect our prepaid business and impair our national digital prepaid plan. Another patent infringement suit, Philip S. Jackson v. AT&T Wireless Services, Inc., et al., filed June 19, 2002 in the U.S. District Court in Illinois, alleging that the defendants are infringing a patent relating to the use or sale of automated interactive telephone systems, was recently dismissed without prejudice to repleading. Plaintiff in this case also sought unspecified monetary damages and injunctive relief. The Freedom Wireless case is, and the Jackson case was, at the time it was dismissed without prejudice, at a preliminary stage, and we are not currently able to assess the impact, if any, of these actions on our financial position or results of operations. In each of these actions, we intend to assert or already have asserted, the right to be indemnified by our vendors for any losses arising out the claims of infringement asserted against us. In addition, we believe that we have, and have asserted, insurance coverage claims for any loss arising out of the claims asserted against us. These matters are also covered, in part, by the indemnification provisions in the alliance agreement. However, the indemnification claims are unlikely to cover the full cost of defense and potential liability.

     We are a defendant in lawsuits alleging personal injuries, including brain cancer, from wireless phone use, specifically: Christopher Newman, et al. v. Motorola, Inc., et al., filed August 1, 2000 pending in U.S. District Court in Maryland; Murray v. Motorola, Inc., et al., filed November 15, 2001; Agro v. Motorola, Inc., et al., filed February 26, 2002; Cochran v. Audiovox Corp., et al., filed February 26, 2002; and Schwamb v. Qualcomm Inc., et al., filed February 26, 2002, all originally filed in the U.S. District Court for the District of Columbia (subsequently transferred to the U.S. District Court in Maryland as part of MDL No. 1421 described below); Horn v. Motorola, Inc., et al., originally filed May 8, 2002 in the U.S. District Court for the Western District of Texas (subsequently transferred to MDL No. 1421); and Gibb Brower, et al. v. Motorola, Inc., et al., filed April 19, 2001, pending in the U.S. District Court in Maryland (MDL No. 1421). Plaintiffs in the above seven suits seek compensatory, consequential and/or punitive damages. In Brower, plaintiff's amended complaint includes purported class action claims and seeks, among other relief, money for research and medical monitoring. In Newman, the court granted summary judgment for defendants, and plaintiffs have appealed to the Fourth Circuit Court of Appeals. Between April and June 2001, we and various other wireless carriers and various phone manufacturers became defendants in statewide class actions, including: Farina, et al. v. Nokia Inc., et al., Pennsylvania Court of Common Pleas, Philadelphia County, filed April 19, 2001; Gilliam, et al. v. Nokia Inc., et al., New York Supreme Court, Bronx County, filed April 23, 2001; Pinney, et al. v. Nokia Inc., et al., Maryland Circuit Court, Baltimore County filed April 19, 2001; and Gimpelson et al. v. Nokia Inc., et al., Georgia Superior Court, Fulton County, filed June 8, 2001. Plaintiffs in each of these four suits seek damages and injunctive relief requiring defendants to provide headsets to all class members. All of these class actions were removed to federal court, and subsequently coordinated by the Judicial Panel for Multi-District Litigation and transferred to the U.S. District Court in Maryland (MDL No. 1421). Plaintiffs in these suits claim that wireless phones were defective and unreasonably dangerous because the defendants failed to include a proper warning about alleged adverse health effects, failed to encourage the use of a headset, and failed to include a headset with the phone. We believe we are entitled to indemnification by handset manufacturers in connection with all of these suits and intend to pursue those rights. In each of these actions arising out of personal injury claims, we believe that we have, and have asserted, insurance coverage claims for any losses arising out of the claims asserted against us. These matters are also covered by the indemnification provisions in the alliance agreement. On March 5, 2003, the court dismissed plaintiffs' claims in the Farina, Gilliam, Pinney and Gimpelson cases. Plaintiffs in these cases have the right to appeal. An adverse outcome in any of these matters could have a material adverse effect on our results of operations, financial conditions and/or prospects.

     We are a defendant in a number of purported consumer class actions, brought on behalf of subscribers throughout the country, alleging common law and statutory claims of misrepresentation, inadequate disclosure, unfair trade practices, violation of laws prohibiting unsolicited advertisements, or breach of contract related to our advertising, sales, billing and collection practices. These include claims relating to the practice, and alleged nondisclosure, of rounding up of partial minutes of airtime usage to full minute increments, send-to-end billing, negative options, ring time billing, billing for busy or incomplete calls, billing while roaming, first incoming minute free feature, monthly charges for bundled minutes, early disconnection charges, charges for local and toll calls, handset insurance, any inability to use handsets on another carrier's network, market transfer issues, price discrimination and other practices and charges, as well as the adequacy of our wireless coverage and the quality of service. The actions are in various stages of the litigation process. Plaintiffs in these putative class actions have not specified the alleged damages they seek. We are not currently able to assess the impact, if any, of these actions on our financial position or results of operations.

     From time to time, we receive inquiries from state Attorneys General offices or other consumer-protection agencies seeking information about our advertising, consumer disclosures and/or billing practices. On March 21, 2001, we received a letter of inquiry on behalf of 22 state Attorneys General offices, requesting information concerning the advertising and marketing of various products and services offered by us, as well as information concerning various billing practices. We have provided documents and other information responsive to the request and have met with representatives of the Attorneys General. We cannot predict whether or not this inquiry will continue and, if it does, what impact, if any, it may have on our business practices or results of operations.

     We are a defendant in a number of cases in various courts involving claims by agents and resellers who allege that we breached our contracts with those agents and resellers, have tortiously interfered with their contractual relationships with others, have violated antitrust laws, and have engaged in discrimination, fraud and unfair competition. We are not currently able to assess the impact, if any, of these actions on our financial position or results of operations.

     We are also a defendant in other legal actions involving claims incidental to the normal conduct of our business, including actions by customers, vendors and employees. We believe that these other actions will not be material to our financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------------------------

Not Applicable.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
-------------------------------------------------------------------------------

Not Applicable.

Item 6.  Selected Financial Data
-------------------------------------------------------------------------------

                            Selected Financial Data

                  Cellco Partnership (d/b/a Verizon Wireless)

     The following selected consolidated historical financial data should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and related notes thereto included elsewhere in this filing. The statement of operations and cash flow data for the years ended December 31, 2002, 2001 and 2000 and the balance sheet data as of December 31, 2002 and 2001 are derived from the audited financial statements included elsewhere in this filing. We derived the remaining financial data from our audited or unaudited financial statements.

     The financial information presented below includes results of operations for (1) Bell Atlantic Mobile and GTE Wireless for all periods retroactively restated on a consolidated basis, (2) our various significant acquisitions, including the U.S. mobile wireless and paging operations of Vodafone, PrimeCo and some Ameritech wireless operations in the Midwest from their date of acquisition and (3) our various disposed assets until the dates of disposition.

---------------------------------------------------------------------------------------------------------------------------
(in millions, except other operating data)                                    Year Ended December 31,
(unaudited)
---------------------------------------------------------------------------------------------------------------------------
                                                              2002          2001          2000          1999           1998
---------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
Operating Revenue:
Service revenue                                          $  17,747     $  16,011     $  13,000      $  6,967       $  6,178
Equipment and other                                          1,513         1,382         1,222           692            463
---------------------------------------------------------------------------------------------------------------------------
Total operating revenue                                     19,260        17,393        14,222         7,659          6,641

Operating Costs and Expenses:
Cost of service (excluding depreciation and
   amortization related to network assets included
   below) (1)                                                2,788         2,651         2,398         1,578          1,040
Cost of equipment                                            2,669         2,434         2,023           935            678
Selling, general and administrative                          7,029         6,525         5,505         2,665          2,572
Depreciation and amortization                                3,293         3,709         2,897         1,105            959
Sales of assets, net                                            (7)            9          (859)(2)         8             (5)
---------------------------------------------------------------------------------------------------------------------------
Total operating costs and expenses                          15,772        15,328        11,964         6,291          5,244

Operating Income                                             3,488         2,065         2,258         1,368          1,397

Other Income (Expenses):
Interest expense, net                                         (602)         (642)         (507)         (164)          (129)
Minority interests                                            (127)          (60)         (136)          (76)           (92)
Equity in income of unconsolidated entities                     14             6            57            (2)           (19)
Other, net                                                       4            (3)            5            12             11
---------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes and
   cumulative effect of a change in accounting
   principle                                                 2,777         1,366         1,677         1,138          1,168
Provision for income taxes                                    (193)          (62)         (149)         (206)          (262)
---------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of a change in
   accounting principle                                      2,584         1,304         1,528           932            906
Cumulative effect of a change in accounting principle            -            (4)            -             -              -
---------------------------------------------------------------------------------------------------------------------------
Net Income                                               $   2,584     $   1,300    $    1,528    $      932     $      906
===========================================================================================================================

Other Operating Data:
Subscribers (in millions) (end of period) (3)                 32.5          29.4          26.8          14.2           11.0
Subscriber churn (4)                                          2.33%         2.52%         2.61%         2.50%          2.30%
Covered population (in millions) (end of period) (5)           228           221           214           N/A            N/A
Average revenue per user (6)                                $48.35        $47.83        $47.55        $48.99         $49.86
Ratio of earnings to fixed charges (7)                        3.91          2.35          3.03          5.83           7.19

                  Cellco Partnership (d/b/a Verizon Wireless)

---------------------------------------------------------------------------------------------------------------------------
(in millions, except other operating data)                                     Year Ended December 31,
(unaudited)
---------------------------------------------------------------------------------------------------------------------------
                                                              2002          2001          2000           1999          1998
---------------------------------------------------------------------------------------------------------------------------
Cash Flow Data:
Net cash provided by operating activities                $   6,569     $   4,481      $  3,276      $  2,167      $   2,341
Net cash (used in) investing activities                     (3,361)       (7,311)       (5,530)       (5,246)        (1,073)
Net cash (used in) provided by financing activities         (3,282)        2,941         2,287         3,094         (1,249)
Capital expenditures                                         4,354         5,006         4,908         1,537          1,258

Balance Sheet Data:
Property, plant and equipment, net                       $  17,688     $  15,966      $ 12,772      $  7,273      $   6,073
Total assets                                                63,186        60,150        55,495        15,627         10,800
Total debt                                                  13,506        15,347        12,992         5,357          2,321
Minority interest in consolidated entities                   1,575           365           354           418            265
Partner's capital subject to redemption                     20,000        20,000        20,000             -              -
Total partners' capital                                     20,289        18,545        16,475         7,340          6,126

----------

(1) Cost of service includes: (a) roaming charges billed to Verizon Wireless for our subscribers' usage outside of the Verizon Wireless network, (b) direct telecom charges, which are costs to handle calls over our network, including landline charges, trunk lines and other costs to maintain our network and (c) all site rentals, tower rentals and network related salaries.

(2) Includes $848 million of gain-on-sale in connection with the disposition of certain southwestern U.S. properties.

(3) All subscriber information, including the number of subscribers at any date, churn and revenue per subscriber, is presented for our voice and broadband data service and excludes paging subscribers and telematics subscribers, but includes subscribers who purchase service from resellers of our service.

(4) Subscriber churn is calculated as a percentage by determining the number of subscribers who cancel service during a period divided by the sum of the average number of subscribers per month in that period. We determine the average number of subscribers on a per-month basis using the number of subscribers at the beginning and end of each month.

(5) Covered population refers to the number of people residing in areas where we have licenses that can receive a signal from our cell sites. Information is not available for periods other than the years ended December 31, 2000, 2001 and 2002.

(6) Average revenue per user is determined by dividing service revenues in each month within a period by the sum of the average number of subscribers per month in the period. Average revenue per user includes revenue from paging services and telematics, but does not include subscribers to those services.

(7) For purposes of computing the ratio of earnings to fixed charges, earnings consist of pre-tax income from continuing operations plus fixed charges and other earnings adjustments. Fixed charges consist of interest expense, including capitalized interest, and the interest component of rental expense. Included in earnings for the year ended December 31, 2000 was $848 million of gain-on-sale in connection with the disposition of certain southwestern U.S. properties. If such sale had not occurred, the ratio of earnings to fixed charges would have been 1.97.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

Overview

     We are the leading wireless communications provider in the United States in terms of the number of subscribers, network coverage, revenues and operating income. We have the largest wireless network in the United States covering 49 of the 50 most populated metropolitan areas throughout the United States. We believe our leadership position within the wireless industry will allow us to take advantage of increasing penetration and usage trends within the United States in the coming years. See "Business --Industry Overview."

     Operating revenue. Our operating revenue consists of revenue from the provision of services and revenue from sales of equipment. Equipment revenue includes revenue from sales of handsets, pagers and accessories. Equipment revenue associated with the sale of handsets, pagers and accessories is recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. Service revenue, which we record when services are provided, includes revenue from:

     o    monthly access charges;

     o    airtime usage;

     o    long distance charges;

     o    toll and data usage charges;

     o charges for features such as voice mail, short messaging services and caller ID;

     o gross roaming charges, or incollect fees, charged to our subscribers for usage outside our network;

     o gross roaming charges, or outcollect fees, charged to other wireless service providers whose subscribers use our network; and

     o    paging service revenue.

     In recent years, we have experienced an increase in the net number of subscribers, which has increased our revenues. We expect that we will continue to achieve increases in our total subscribers during the next several years, assuming that the overall market for wireless services continues to grow as expected. See "Business --Industry Overview." Subscriber growth continues to be an important revenue source, and we believe that the continued addition of high-quality post-paid customers will increase our revenue. Our current management focus is to grow our customer base primarily through internal growth, assuming the overall market continues to grow. In addition, we expect that we will achieve some growth from business acquisitions, although acquisitions are expected to be a less important factor.

     Prior to 2001, we experienced decreasing average revenue per user due to increased industry penetration and the continued migration of high-usage analog customers to digital price plans, which have a higher monthly recurring access charge but include a larger bundle of included minutes. During this period, the increase in access fees was more than offset by the dilution of per-minute usage revenue from these high-usage customers. Although there was dilution over the short term as the subscriber base has migrated to digital service, we believe that digital subscribers have a higher average revenue per user than analog customers overall, including lower-usage digital customers from whom we benefit from the higher monthly recurring access charges. Currently, we are experiencing a slight increase in average revenue per user due to higher access price plan offerings. In addition, with digital services, we can offer more services such as Web access, which has increased average revenue per user, and we expect to continue to provide more services over time. However, service revenues have been negatively impacted by decreasing prices for incollect and outcollect fees and toll and long distance charges as a result of competition and rate renegotiations. We expect that trend to continue.

     We expect continued growth from wireless data as a result of the recent introduction of new applications for business and consumer use, including access to e-mail, Get It Now applications through the use of color screen handsets, personal information management data, Internet content, and the developing services for downloadable applications. Our historical results of operations do not include any material revenues from these wireless data services, but we expect revenues from wireless data services and applications to increase over time.

     Operating Costs and Expenses. Our operating expenses consist of the following:

     o Cost of service: includes roaming charges billed to Verizon Wireless for our subscribers' usage outside of the Verizon Wireless network and direct telecom charges, which are costs to handle calls over our network, including landline charges, trunk lines and other costs to maintain our network, as well as site rentals, tower rentals and network-related salaries;

     o Cost of equipment: includes costs of handsets, pagers and accessories, and the cost of shipping, warehousing and distributing these products. We subsidize the cost of handsets sold in our direct channels to reduce the customer's up-front cost of our service and, as a result, equipment revenue is more than offset by the related cost of equipment, resulting in a net subsidy. In addition, we have actively focused on selling to new customers, and upgrading existing customers to, tri-mode handsets, which, although subsidized, result in higher service margins since they permit us to reduce roaming expenses. As we expand our direct distribution channels and continue to grow, the number of handsets that we sell will continue to increase, which will result in higher cost of equipment. We believe that, as one of the largest purchasers of handsets in the United States, we will be able to purchase handsets at attractive rates;

     o Selling, general and administrative expenses: includes all operating expenses not included in the other operating expense categories, including commissions and non-network related salaries; and

     o Depreciation and amortization: includes depreciation of network and other fixed assets and amortization of intangibles. Beginning January 1, 2002, we no longer amortize the value of our cellular licenses, goodwill or assembled workforce in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

Critical Accounting Policies and Estimates

    The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses, and assets and liabilities, during the periods reported. Estimates are used for, but not limited to, the accounting for: allowance for uncollectible accounts receivable, unbilled revenue, fair values of financial instruments, depreciation and amortization, useful life and impairment of assets, accrued expenses, inventory reserves, equity in income (loss) of unconsolidated entities, employee benefits, income taxes, contingencies and allocation of purchase prices in connection with business combinations. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from those estimates.

    We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     o We recognize service revenue based upon access to the network (access revenue) and usage of the network (airtime/usage revenue), net of credits and adjustments for service discounts. We are required to make estimates for service revenue earned but not yet billed at the end of each reporting period. These estimates are based primarily upon historical minutes of use processed. Our revenue recognition policies are in accordance with the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

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

     In addition, we have adopted the provisions of SFAS No. 142, as of January 1, 2002. In conjunction with this adoption, we have reassessed the useful lives of previously recognized intangible assets. Our principal intangible assets are licenses, including licenses associated with equity method investments, which provide us with the exclusive right to utilize certain radio frequency spectrum to provide wireless communication services. While licenses are issued for only a fixed time, generally 10 years, such licenses are subject to renewal by the Federal Communications Commission ("FCC"). Renewals of licenses have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our wireless licenses. As a result, the wireless licenses have been treated as an indefinite life intangible asset under the provisions of SFAS No. 142 and have not been amortized but rather were tested for impairment. We will reevaluate the useful life determination for wireless licenses at least annually to determine whether events and circumstances continue to support an indefinite useful life.

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

     In light of these considerations, on January 1, 2002 amounts previously classified as goodwill, approximately $7,958 million for the year ended December 31, 2001, were reclassified into wireless licenses. Also, assembled workforce, previously included in other intangible assets, is no longer recognized separately from wireless licenses. Amounts for fiscal year 2001 have been reclassified to conform to the presentation adopted on January 1, 2002. In conjunction with this reclassification, and in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes", we recognized a deferred tax liability of approximately $1,627 million related to the difference in the tax basis versus book basis of the wireless licenses. This reclassification, including the related impact on deferred taxes, had no impact on our results of operations. This reclassification and the methodology used to test wireless licenses for impairment under SFAS No. 142, as described in the next paragraph, have been reviewed with the staff of the SEC.

     When testing the carrying value of the wireless licenses for impairment, we determined the fair value of the aggregated wireless licenses by subtracting from enterprise discounted cash flows (net of debt) the fair value of all of the other net tangible and intangible assets. If the fair value of the aggregated wireless licenses as determined above had been less than the aggregated carrying amount of the licenses, an impairment would have been recognized. Upon the adoption of SFAS No. 142 and during 2002, tests for impairment were performed with no impairment recognized. Future tests for impairment will be performed at least annually and more often if events or circumstances warrant.

     On January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard re-addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It concludes that a single accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 has had no material effect on our results of operations or financial position.

Presentation of Financial Information

     Our financial information includes results of operations for Bell Atlantic Mobile and GTE Wireless retroactively restated for all periods on a consolidated basis, and also includes financial information for the following entities from their date of acquisition:

     o Vodafone Group Plc's ("Vodafone") U.S. wireless operations, beginning April 3, 2000;

     o PrimeCo Personal Communications L.P.'s ("PrimeCo") wireless operations, which, prior to April 3, 2000, were reflected as an equity investment in the partnership's results of operations as a result of Verizon Communications Inc.'s ("Verizon Communications") 50% ownership of PrimeCo's wireless operations and, beginning on April 3, 2000, were consolidated as a result of Vodafone's contribution of the remaining 50% to the partnership;

     o ALLTEL Communications ("ALLTEL") operations in Iowa and Nevada that were acquired by the partnership on April 1, 2000 in connection with the disposal by the partnership of operations in Arizona, New Mexico and Texas; and

     o ALLTEL operations in Illinois, Indiana and Pennsylvania and its minority interest in several of our New Jersey and New York properties that were acquired on June 29, 2000, in connection with the disposal of GTE Wireless operations in Ohio, Florida and Alabama.

     Each of those acquisitions was accounted for under the purchase method of accounting, and the dispositions were recorded as sales.

     In addition, the financial information:

     o includes results of operations for various properties that have since been sold; and

     o gives effect to our assumption and/or retention of $9.5 billion in debt, including $5.5 billion from Verizon Communications and $4.0 billion from Vodafone, in April and July 2000, which in the case of debt assumed from Vodafone, we intend to keep outstanding, or refinanced by debt that will remain outstanding, until at least April 2005.

     As a result of these significant acquisitions and dispositions, a comparison of our results of operations between 2001 and 2000 may not be meaningful.

Results of Operations

2002 Compared to 2001

Subscribers

     We ended 2002 with 32.5 million subscribers, compared to 29.4 million subscribers at the end 2001, an increase of 3.1 million net new subscribers, or 10.5%. Of these new subscribers, approximately 84% were the result of internal growth and 16%, or approximately 485 thousand, were the result of business acquisitions.

     Approximately 3.5 million net retail customers were added through internal growth during 2002, partially offset by a net reduction of wholesale customers of approximately 937 thousand, primarily related to the loss of WorldCom Inc. resale customers. We no longer have any WorldCom resale subscribers in our customer base. Also, fourth quarter net additions were reduced by 85 thousand to account for unusually low disconnect activity in the reseller channel that we believe was a result of delayed reseller reporting of disconnects.

     In August 2002, we added approximately 411 thousand subscribers as a result of the acquisition of Price Communications Wireless, Inc.'s ("Price") operations in Alabama, Florida, Georgia and South Carolina. The remainder of the subscribers added through acquisitions were primarily the result of the acquisition of certain Dobson Communications Corporation wireless operations in the first quarter of 2002.

     The overall composition of our customer base as of December 31, 2002 was 91% retail postpaid, 6% retail prepaid and 3% resellers. Approximately 28.6 million, or 88% of our subscribers as of December 31, 2002, subscribed to CDMA digital service, compared to 75% as of December 31, 2001.

     Total churn, including retail and wholesale, decreased to 2.33% for the year ended December 31, 2002, compared to 2.52% for the year ended December 31, 2001. We believe churn was reduced due to our network quality and the success of our retention programs.

Operating revenue

     Total operating revenue for the year ended December 31, 2002 was $19,260 million, an increase of $1,867 million, or 10.7%, compared to the year ended December 31, 2001.

     Service revenue. Service revenue for the year ended December 31, 2002 was $17,747 million, an increase of $1,736 million, or 10.8%, compared to the year ended December 31, 2001. This increase was primarily due to the 10.5% increase in subscribers, as well as an increase in average service revenue per user for the year ended December 31, 2002 compared to the similar period in 2001.

     Average service revenue per user increased 1.1% to $48.35 for the year ended December 31, 2002 compared to the similar period in 2001, primarily due to higher access price plan offerings. In addition, retail customers, who generally produce higher service revenue than wholesale customers, comprised approximately 97% of the subscriber base at the end of 2002, compared to

93% at the end of 2001. These increases were partially offset by decreased roaming revenue as a result of rate reductions with third-party carriers and decreased long distance revenue due to bundled pricing.

     Equipment and other revenue. Equipment and other revenue for the year ended December 31, 2002 was $1,513 million, an increase of $131 million, or 9.5%, compared to the year ended December 31, 2001. The increase was attributed to an increase in gross retail subscriber additions and higher customer equipment upgrades in the year ended December 31, 2002 compared to the similar period in 2001.

Operating costs and expenses

     Cost of service. Cost of service for the year ended December 31, 2002 was $2,788 million, an increase of $137 million, or 5.2%, compared to the year ended December 31, 2001. The increase was primarily due to increased direct telecom charges caused by increased minutes of use of approximately 46% for the year ended December 31, 2002 compared to the similar period in 2001, substantially offset by lower roaming, local interconnection and long distance rates. Service margins increased by 0.9% to 84.3% for the year ended December 31, 2002, compared to the similar period in 2001.

     Cost of equipment. Cost of equipment for the year ended December 31, 2002 was $2,669 million, an increase of $235 million, or 9.7%, compared to the year ended December 31, 2001. The increase was primarily due to an increase in handsets sold, due to growth in gross retail activations and an increase in equipment upgrades. The increase in equipment upgrades as well as the introduction of color screen handsets in the second half of 2002 caused our negative equipment margin, or subsidy, to increase by 0.3% to a 76.5% negative margin for the year ended December 31, 2002.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2002 were $7,029 million, an increase of $504 million, or 7.7%, compared to the year ended December 31, 2001. This increase was primarily due to a $242 million aggregate increase in sales commissions in our direct and indirect channels, for the year ended December 31, 2002 compared to the similar period in 2001, primarily related to an increase in retail gross subscriber additions and contract renewals. Also contributing to the increase was a $185 million increase in salary and wage expense, which included a one-time severance charge of approximately $31 million from the first quarter of 2002. In addition, we incurred approximately $152 million in merger integration costs for the year ended December 31, 2002 primarily related to billing systems conversions. To the extent gross subscriber additions continue to increase, we expect to continue to incur increased advertising and customer acquisition related expenses.

     Depreciation and amortization. Depreciation and amortization for the year ended December 31, 2002 was $3,293 million, a decrease of $416 million, or 11.2%, compared to the year ended December 31, 2001. The decrease was primarily attributable to a reduction of amortization expense of approximately $1.1 billion from the adoption of SFAS No. 142, effective January 1, 2002, which requires that our indefinite-lived intangible assets no longer be amortized. This decrease was partially offset by increased depreciation expense related to the increase in depreciable assets during 2002. Depreciation expense will increase over time as we continue to build-out and upgrade our network.

Other Income (Expenses)

     Interest expense, net. Interest expense, net for the year ended December 31, 2002 was $602 million, a decrease of $40 million, or 6.2%, compared to the year ended December 31, 2001. The decrease was primarily due to a reduction in the average borrowing rates from Verizon Communications (from approximately 5.39% in 2001 to 5.06% in 2002). In addition, total debt levels were lower at December 31, 2002 compared to 2001, due primarily to the return by the FCC of the $1.7 billion deposit on the disputed licenses for which we were high bidder in the FCC re-auction, which we used to reduce borrowings from Verizon Communications.

     Minority interests. Minority interests for the year ended December 31, 2002 was $127 million, an increase of $67 million, or 111.7%, compared to the year ended December 31, 2001. The increase was mainly attributable to an increase in minority partners' income for the year ended December 31, 2002 compared to the similar period in 2001 that resulted from an increase in the income from subsidiary partnerships. We expect minority interest to increase in future periods due to Price's preferred interest in Verizon Wireless of the East LP, which is accounted for as a minority interest.

     Provision for income taxes. The partnership is not subject to federal or state tax on income generated from markets it owns directly or through partnership entities. However, the partnership does own some of its markets through corporate entities, which are required to provide for both federal and state tax on their income. The tax provision was $193 million for the year ended December 31, 2002, an increase of $131 million, or 211.3%, compared to the year ended December 31, 2001. The effective tax rate was 6.9% for the year ended December 31, 2002, compared to 4.5% for the year ended December 31, 2001.

The increase in the effective tax rate for 2002 was mainly attributable to an increase in the proportion of income earned through corporate entities compared to markets that we own directly or through partnership entities for 2002, primarily as a result of the 2002 adoption of SFAS No. 142 which eliminated a significant amount of amortization expense on those corporate entities. Also contributing to the increase was a one-time tax benefit recorded in 2001 of an allocation of interest expense to taxable entities related to the last nine months of 2000.

2001 Compared to 2000

     In 2000, we made several acquisitions and dispositions as described under "Presentation of Financial Information" above. Set out below is a discussion of our results in 2001 and 2000 on a historical basis and on a basis that excludes the effect of these acquisitions and dispositions (in order to make the comparisons more meaningful).

     The following table presents our historical results for 2001, the effect of excluding results from the acquired and disposed of entities, and our results for 2001, adjusted for such exclusion. In the discussion below, the percentage changes used that are excluding the effects of these acquisitions and dispositions are derived by comparing the 2001 as adjusted results described below and our 2000 historical results.

--------------------------------------------------------------------------------------------------------------------------------
(in millions)                                          Historical                       Excluding acquisitions & dispositions
                                    -----------------------------------------------  -------------------------------------------
                                                                                        2001 results
                                                                                         related to
                                                                                            2000        2001 results
                                                                                        acquisitions     excluding
                                                                                              &         acquisitions   % change
For the years ended December 31,       2001            2000        Change        %      dispositions   & dispositions  from 2000
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (unaudited)
Service revenue                       $  16,011    $  13,000    $   3,011        23.2%    $  1,598        $  14,413      10.9%
Equipment and other revenue           $   1,382    $   1,222    $     160        13.1%    $    129        $   1,253       2.5%
Cost of service                       $   2,651    $   2,398    $     253        10.6%    $    236        $   2,415       0.7%
Cost of equipment                     $   2,434    $   2,023    $     411        20.3%    $    266        $   2,168       7.2%
Selling, general and
  administrative                      $   6,525    $   5,505    $   1,020        18.5%    $    780        $   5,745       4.4%
Depreciation and amortization         $   3,709    $   2,897    $     812        28.0%    $    599        $   3,110       7.4%

Subscribers

     As of December 31, 2001, we had approximately 29.4 million controlled subscribers, an increase of 9.7% compared to December 31, 2000. The increase was the result of the addition of 2.6 million net new subscribers, substantially all of which were the result of internal growth.

Operating revenue

     Total operating revenue for the year ended December 31, 2001 was $17,393 million, an increase of $3,171 million, or 22.3%, compared to the year ended December 31, 2000.

     Service revenues. Service revenues for the year ended December 31, 2001 were $16,011 million, an increase of $3,011 million, or 23.2%, compared to the year ended December 31, 2000. Excluding the acquisitions and dispositions described above, service revenues for the year ended December 31, 2001 increased 10.9% compared to the year ended December 31, 2000. These increases were primarily attributed to an increase in the number of average subscribers.

     Average service revenue per user for the year ended December 31, 2001 was $47.83, an increase of $0.28, or 0.6%, compared to the year ended December 31, 2000. Excluding the acquisitions and dispositions described above, average service revenue per user for the year ended December 31, 2001 was $47.49, a decrease of $0.06, or 0.1%, compared to the year ended December 31, 2000. This slight decrease was due primarily to a decrease in roaming revenue as a result of rate reductions with third-party carriers and large decreases in roaming minutes in the fourth quarter of 2001 due to the events of September 11, 2001 and the apparent decrease in travel.

     Equipment and other revenue. Equipment and other revenue for the year ended December 31, 2001 was $1,382 million, an increase of $160 million, or 13.1%, compared to the year ended December 31, 2000. Excluding the acquisitions and dispositions described above, equipment revenues increased 2.5% for the year ended December 31, 2001 compared to the year ended December 31, 2000. This increase was primarily due to increased gross subscriber additions.

Operating costs and expenses

     Cost of service. Cost of service for the year ended December 31, 2001 was $2,651 million, an increase of $253 million, or 10.6%, compared to the year ended December 31, 2000. Service margins increased 2.1% to 86.4% due to the increased service revenues. Excluding the acquisitions and dispositions described above, cost of service increased 0.7% for the year ended December 31, 2001 compared to the year ended December 31, 2000. The increase was due primarily to increased network operations expense offset by reduced intercarrier roaming rates related to the aggressive migration of our high-usage analog customers to tri-mode handsets pre-programmed to select either our network or a preferred roaming partner's network, regardless of whether our network in that area is analog, digital cellular or PCS.

     Direct telecom charges increased due to a significant increase in minutes of usage for the year ended December 31, 2001 as compared to the year ended December 31, 2000. The increase was partially offset by a decrease in the rates charged by the local exchange carriers.

     Cost of equipment. Cost of equipment for the year ended December 31, 2001 was $2,434 million, an increase of $411 million, or 20.3%, compared to the year ended December 31, 2000. Our negative margin, or subsidy, on equipment sales increased by 10.6% to 76.1% due to increased sales of digital handsets, which have a higher subsidy. Excluding the acquisitions and dispositions described above, cost of equipment increased 7.2% for the year ended December 31, 2001 compared to the year ended December 31, 2000. The increase was primarily due to an increase in gross subscriber additions as well as migrations from analog handsets to digital for the year ended December 31, 2001 compared to the year ended December 31, 2000.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2001 were $6,525 million, an increase of $1,020 million, or 18.5%, compared to the year ended December 31, 2000. Excluding the acquisitions and dispositions described above, selling, general and administrative expenses increased 4.4% for the year ended December 31, 2001 compared to the year ended December 31, 2000. The increase was due primarily to increased selling expenses related to the increase in gross subscriber additions and an increase in salary and related expenses.

     Depreciation and amortization. Depreciation and amortization for the year ended December 31, 2001 was $3,709 million, an increase of $812 million, or 28.0%, compared to the year ended December 31, 2000. Excluding the acquisitions and dispositions described above, depreciation and amortization increased 7.4% for the year ended December 31, 2001 compared to the year ended December 31, 2000. This increase was due to our continued investment in our digital network offset by the analog network equipment that became fully depreciated in 2001. We expect this trend to continue.

     Sales of assets, net. Sales of assets, net for the year ended December 31, 2000 included the one-time gain of approximately $848 million in conjunction with the disposal of some Southwestern markets in connection with the formation of Verizon Wireless.

Other Income (Expenses)

     Interest expense, net. Interest expense, net, for the year ended December 31, 2001 was $642 million, an increase of $135 million, or 26.6%, compared to the year ended December 31, 2000. The increase was due to higher average debt outstanding related to borrowings from Verizon Communications to fund capital expenditures and various acquisitions and the assumption of debt from Vodafone of approximately $4 billion.

     Provision for income taxes. As a general matter, the partnership is not subject to federal or state tax on income generated from markets it owns through partnership entities. However, the partnership owns some of its markets through corporate entities, which are required to provide both federal and state tax on their income. The tax provision for the year ended December 31, 2001 was $62 million, a decrease of $87 million, or 58.4%, compared to the year ended December 31, 2000. The effective tax rates were 4.5% and 8.9% for the year ended December 31, 2001 and for the year ended December 31, 2000, respectively, compared to a federal statutory rate of 35.0%. The decrease in the effective tax rate for the year ended December 31, 2001 compared to the year ended December 31, 2000 directly relates to (1) the change in tax status of several GTE Wireless entities from taxable to non-taxable immediately prior to the merger of Bell Atlantic and GTE, which was accounted for as a pooling of interests, and (2) the tax benefit of an allocation of interest expense related to the last nine months of 2000 from the partnership to taxable entities.

Liquidity and Capital Resources

     We have substantial cash needs, as described in more detail below. Historically, we have funded our operations and other cash needs utilizing internally generated funds, intercompany and external borrowings and capital contributions. We expect to rely on a combination of internally generated, intercompany and external funds to fund continued capital expenditures, acquisitions, distributions and debt service needs. Sources of future intercompany and external financing requirements may include a combination of debt financing provided through intercompany debt facilities with Verizon Communications, borrowings from banks or debt issued in private placements or in the public markets. We believe that internally generated funds will be sufficient to fund capital expenditures, distributions and interest payments on our debt in the next several years. Internally generated funds would not be sufficient to repay principal on our debt, including demand notes owed to Verizon Communications (if we were required to repay that debt in the next several years) and other short-term debt, including the $1.5 billion of Floating Rate Notes due December 15, 2003, and would not be sufficient to honor any exercise of Vodafone's put rights. We expect to refinance our outstanding debt when due with new debt financings, including debt financing provided either through intercompany borrowings, private placements, bank borrowings or public financing, and would seek other financing to honor any exercise of the put rights. While we believe we could obtain financing, Verizon Communications has no commitment to provide any financing to us, and we have no commitments from third parties. In addition to the potential cash needs described above, we may need to secure additional financing for acquisitions of additional spectrum licenses and wireless providers. The failure to obtain financing on commercially reasonable terms or at all could result in the delay or abandonment of our development and expansion plans or our inability to continue to provide service in all or portions of some of our markets, which could harm our ability to attract and retain subscribers.

Contractual Obligations and Commercial Commitments

     The following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2002. Additional detail about these items is included in the notes to the audited financial statements.

                                                    -----------------------------------------------------------------------
                                                                        Payments Due by Year (in millions)
                                                    -----------------------------------------------------------------------
Contractual Obligations                                  Total           2003      2004-2005     2006 -2007      Thereafter
---------------------------------------------------------------------------------------------------------------------------
Short-term debt (a)                                 $   8,570      $    8,570      $       -      $       -       $       -
Long-term debt (b)                                      6,879             299            601          3,281           2,698
Capital lease obligations                                 145              49             77              2              17
Operating leases                                        2,694             528            898            576             692
Other long-term obligations (c)                         1,878           1,852             26              -               -
---------------------------------------------------------------------------------------------------------------------------
Total contractual cash obligations                  $  20,166      $   11,298      $   1,602      $   3,859      $    3,407
---------------------------------------------------------------------------------------------------------------------------

------------
(a) Short-term debt obligations include demand notes due to Verizon Communications.
(b)  Long-term debt obligations include term notes due to Verizon
     Communications.
(c) Other long-term obligations primarily includes purchase obligations under a Lucent Technologies Inc. contract.

     Debt payments in the table include principal and interest. A significant portion of our debt described above bears interest at a variable rate and we therefore have estimated, based on current interest rates, the amount of interest we are committed to pay in the future. We have described the method of calculating interest on our material debt below under "Debt Service." Actual interest payments could differ materially due to changes in interest rates. In addition, you should note that we expect that our capital expenditure budget will be significantly higher than the amounts listed above under "Other long-term obligations ". Our capital expenditure estimates are described below under "Capital Expenditures."

Capital Expenditures

     Our capital expenditures, including capital expenditures for the build-out and upgrade of our network, including build-out related to the spectrum licenses described above, but excluding acquisitions of other wireless service providers, totaled approximately $4.4 billion in 2002. We expect 2003 capital expenditures to be approximately $4.4 to $4.7 billion. We expect to incur substantial capital expenditures after 2003 as well. We have committed to purchase $5 billion of equipment from Lucent Technologies Inc. ("Lucent") before January 2004 with $1.8 billion remaining to be purchased as of December 31, 2002. The $4.4 billion of capital spent for 2002 includes purchases under the Lucent contract. In addition to these amounts, we will also require substantial additional capital for, among other uses, acquisitions of spectrum licenses and wireless service providers, additional system development and network capacity expansion if wireless data services grow at a faster rate than we anticipate.

Unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes, weather-related delays, technological changes and other risks may also require additional funds.

 Distributions

     We are obligated under our partnership agreement to make certain distributions to our owners related to taxes and additional distributions equal to 70% of our pre-tax net income from continuing operations plus amortization expense related to the amortization of intangible assets arising out of transactions contemplated by the alliance agreement, less the amount of tax distributions, assuming, in the case of non-tax distributions, we are in compliance with certain financial covenants including a 2.5 to 1 leverage ratio and 5 to 1 interest coverage ratio, unless our officers approve less restrictive ratios. In addition, our owners can change our distribution policy at any time or cause us to pay additional distributions. See "Certain Relationships and Related Party Transactions--Partnership Agreement--Distributions." In February 2001, we made a $691 million distribution to our partners. We did not make subsequent scheduled distributions in August 2001 and February 2002 to our partners because the payments were limited by the 2.5 to 1 leverage ratio stipulated in the partnership agreement. While we satisfied the interest coverage ratio for the year ended December 31, 2001, our leverage ratio was 2.61 to 1 as of December 31, 2001. This exceeded the limits set forth in the partnership agreement. Because we satisfied both ratios on June 30, 2002 and December 31, 2002, we made the scheduled distribution to our partners in August 2002 and February 2003 of approximately $862 million and approximately $1,225 million, respectively. Approximately $112 million of the distribution in February 2003 represented a supplemental distribution.

Vodafone Put Rights

     Vodafone can exercise a right to require us to acquire up to $20 billion worth of its partnership interest, at its then fair market value, with up to $10 billion redeemable during July 2003 and/or July 2004 and the remainder, not to exceed $10 billion in any one year, during July 2005, July 2006 and/or July 2007. Verizon Communications has the right to purchase a portion of this interest instead of us, but it may exercise the right at its sole discretion. We will need to obtain financing if we are required to repurchase those interests. See "Certain Relationships and Related Party Transactions--Investment Agreement." We have no commitment for such financing.

Debt Service

     As of December 31, 2002, we had approximately $13.5 billion of indebtedness and capitalized leases, including $8.2 billion of short-term debt. Future interest payments may vary from our historical results due to changes in outstanding debt levels, the partnership's or Verizon Communications' credit ratings and changes in market conditions. See "--Qualitative and Quantitative Disclosures about Market Risks."

     Our principal debt obligations consist of the $1.5 billion floating rate notes and $2.5 billion fixed rate notes and approximately $9.4 billion of debt borrowed from Verizon Communications and its affiliates.

     The floating rate notes bear interest at a rate equal to the London Interbank Offered Rate, or LIBOR, plus 0.4% and mature on December 17, 2003. The fixed rate notes bear interest at 5.375% and mature on December 15, 2006.

     Borrowings from Verizon Communications include demand loans and term notes. The maximum amount of demand loans outstanding during the last 12 months was approximately $8.8 billion. Demand loan balances fluctuate based upon our working capital and other funding requirements. At December 31, 2002, demand loan borrowings totaled $6.6 billion. Interest on the demand loans is generally based on a blended interest rate calculated by Verizon Communications using fixed rates and variable rates applicable to borrowings by Verizon Communications to fund the partnership and other entities affiliated with Verizon Communications. Interest rates on such borrowings, with comparable maturity dates, may be lower than rates on borrowings the partnership may enter into with unrelated third parties primarily due to Verizon Communications' stronger credit rating. As of December 31, 2002, the interest rate on demand loans was 5.5%.

     Term borrowings from Verizon Communications amounted to $2.8 billion at December 31, 2002, which includes a $2.4 billion term note due in 2009 that requires quarterly prepayments to the extent that the markets that GTE purchased from Ameritech generate excess cash flow, as defined in the term note. To date, no quarterly prepayment requirement has been triggered. This term note contains limited, customary covenants and events of default. The interest on the note is generally based on the same blended rate as for the demand loans. Term borrowings also include a $350 million term note obtained from Verizon Communications that bears a fixed interest rate of approximately 8.9% per year. This term note was established in connection with the acquisition of Price's wireless assets on August 15, 2002 in order to effect a covenant defeasance of Price's 11 3/4% Senior Subordinated Notes due 2007 and 9 1/8% Senior Secured Notes due 2006. The term note is guaranteed by Price. It matures the earlier of February 15, 2007 or six months following the occurrence of certain specified events.

     We may incur significant additional indebtedness in the next several years to help fund our cash needs.

Cash Flows Provided By Operating Activities

     Our primary source of funds continues to be cash generated from operations. The $2.1 billion increase in net cash provided by operating activities for the year ended December 31, 2002 compared to the similar period of 2001 was primarily due to an increase in operating income excluding depreciation and amortization resulting from revenue growth and improvements in working capital. The improvements in working capital were primarily driven by decreases in accounts receivable, net and inventories, net.

Cash Flows Used In Investing Activities

     Capital expenditures continue to be our primary use of cash. Our capital expenditures were $4.4 billion for the year ended December 31, 2002, compared to $5.0 billion for the year ended December 31, 2001 and were used primarily to increase the capacity of our wireless network for usage demand, expand our network footprint, to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency of our wireless network. We expect total capital expenditures in 2003 to be approximately $4.4 to $4.7 billion and to have substantial capital requirements thereafter.

     We invested $774 million in cash acquisitions for the year ended December 31, 2002, including $552 million to acquire some of the wireless properties of Dobson Communications Corporation and $222 million for other wireless properties. For the year ended December 31, 2001, we invested $626 million in acquisitions, which included $410 million for additional wireless spectrum purchased from another telecommunications carrier.

     Net investing activities also includes a $1,740 million refund ($1,479 million in April 2002 and $261 million in December 2002) from the FCC in connection with our wireless auction deposit. In the year ended December 31, 2001, investing activities included the $1,625 million deposit related to the disputed NextWave licenses from the FCC auction.

Cash Flows Provided By (Used In) Financing Activities

     Net payments of $2,369 million were used to reduce our total debt during the year ended December 31, 2002. We repaid $1,349 million of intercompany debt and $436 million of short-term obligations, and used $584 million to redeem the net debt assumed from Price. We redeemed the entire $550 million net debt assumed from Price ($700 million debt less $150 million cash contributed by Price) with the cash contributed by us and debt borrowed by one of our subsidiaries from a wholly-owned subsidiary of Verizon Communications. The cost of the redemption above the face amount of the debt was approximately $34 million. The $350 million term note obtained for the purpose of funding the covenant defeasance bears interest at a fixed rate of approximately 8.9% per year. The term note is guaranteed by Price. It will not obligate us to repay the loan at any time prior to four and one-half years after the closing of the Price acquisition (February 15, 2007) or six months following the occurrence of certain specified events.

     We received a refund in December 2002 from the FCC of the remaining $261 million we had deposited as a down payment on the disputed licenses for which we were high bidder in the FCC re-auction. We used the refund to pay down intercompany debt.

On May 31, 2002, Moody's Investor's Service ("Moody's") placed our long-term debt ratings, and the long-term debt ratings of Verizon Communications, on review for possible downgrade due to concerns with Verizon Communications' debt levels and competitive issues. On December 18, 2002, Moody's lowered our long term debt rating to A3 from A2 and lowered Verizon Communications' long-term debt rating to A2 from A1, and changed its outlook for us and Verizon Communications to stable from negative. Standard & Poor's and Fitch IBCA continue to maintain a higher debt rating for us and Verizon Communications. In February 2003, Standard & Poor's upgraded its outlook for us and Verizon Communications to stable from negative. Any reduction in the ratings assigned to us or Verizon Communications could increase our cost of capital and interest expense and/or make financing less readily available to us.

     Our debt to equity ratio (including partner's capital subject to redemption) was 34% at December 31, 2002, compared to 40% at December 31, 2001.

     We made distributions to our partners of $862 million in the year ended December 31, 2002, compared to $691 million in the year ended December 31, 2001. We are required to distribute 70% of our adjusted pre-tax income to our partners, subject to financial covenants.

     In addition, under the terms of an investment agreement entered into among Verizon Communications, Vodafone and us on April 3, 2000, Vodafone may require us to purchase up to an aggregate of $20 billion of Vodafone's interest in the Partnership, at its then fair market value, with up to $10 billion redeemable during July 2003 and/or 2004 and the remainder, not to exceed $10 billion in any one year, during July 2005, 2006 and/or 2007. Verizon Communications has the right, exercisable at its sole discretion, to purchase all or a portion of this interest instead of us. However, even if Verizon Communications exercises this right, Vodafone has the option to require us to purchase up to $7.5 billion of this interest redeemable in July 2005, 2006 and/or 2007 with cash or contributed debt. Accordingly, $20 billion of partners' capital has been classified as redeemable on the accompanying condensed consolidated balance sheets.

Financial Condition

     Total assets at December 31, 2002 were $63.2 billion, an increase of $3.0 billion, or 5.0%, compared to December 31, 2001. The increase was due to a $2.3 billion increase in wireless licenses, primarily as a result of the Price acquisition and an increase in property, plant and equipment as a result of our network build-out program.

     Total liabilities at December 31, 2002 were $21.3 billion, an increase of $82 million, or 0.4%, compared to December 31, 2001. The increase was primarily due to a $1.6 billion deferred tax liability resulting from the adoption of SFAS No.142, "Goodwill and Other Intangible Assets." Under SFAS No.142, wireless licenses are now classified as an indefinite life intangible asset and no longer amortized. Furthermore, amounts previously classified as goodwill were reclassified into cellular licenses as of January 1, 2001. In conjunction with this reclassification, and in accordance with the provisions of SFAS No.109, "Accounting for Income Taxes", we recognized a deferred tax liability of approximately $1.6 billion related to the difference in the tax basis versus book basis of wireless licenses. The increase was partially offset by a reduction in borrowings during 2002, due primarily to the return by the FCC of our original deposit on the disputed 2001 FCC auction licenses. The proceeds from the returned deposit were used to decrease borrowings from Verizon Global Funding, Verizon Communications' wholly owned financing affiliate.

     Total partners' capital (including partner's capital subject to redemption) was $40.3 billion at December 31, 2002, an increase of $1.7 billion, or 4.5%, compared to December 31, 2001. The increase was primarily due to net income for the year ended December 31, 2002, offset by distributions to our partners of $862 million.

Recent Developments

     On December 19, 2002, we signed an agreement with Northcoast Communications, L.L.C., to purchase 50 PCS licenses and related network assets, for approximately $750 million in cash. Network investment for additional capacity has been factored into our near-term capital program and we expect to fund the purchase utilizing our existing intercompany loan facility with Verizon Communications. The licenses cover large portions of the East Coast and Midwest, including such major markets as New York, Boston, Minneapolis, MN, Columbus, OH, Providence, RI, Rochester, NY and Hartford, CT. Total population served by the licenses is approximately 47.2 million and includes 10 MHz in each of the 50 U.S. licensed areas, in the D, E, and F blocks of the 1900 MHz frequency band. The transaction is expected to close during the second quarter of 2003.

     On January 29, 2003, Verizon Wireless Inc. withdrew its registration statement for an initial public offering of equity securities, filed with the SEC. See "Certain Relationships and Related Transactions - Investment Agreement
- Initial Public Offering."

Factors That May Affect Future Results

     In addition to the information set forth above, the following factors, as well as the factors listed under "Cautionary Statement Concerning
Forward-Looking Statements" may adversely affect our future results.

     Legislation and Regulation

     The licensing, construction, operation, sale, and interconnection arrangements of wireless communications systems are regulated to varying degrees by the FCC and, depending on the jurisdiction, state and local regulatory agencies. In addition, the FCC, together with the Federal Aviation Administration, regulates tower marking and lighting, and other government agencies periodically consider various mandates on the wireless industry. We are also subject to various environmental protection and health and safety laws and regulations, including limits on radio frequency radiation from mobile handsets and towers. Additionally, our business is increasingly subject to efforts to adopt state consumer protection regulation and legislation. Any of these agencies having jurisdiction over our business could adopt regulations or take other actions that could increase our costs, place restrictions on our operations and growth potential or otherwise adversely affect our business.

     The FCC and an increasing number of state authorities are requiring the wireless industry to comply with, and in some cases to fund, various initiatives, including federal and state universal service programs, telephone number administration, local number portability, services to the hearing-impaired and emergency 911 networks. In addition, many states have imposed significant taxes on providers in the wireless industry and some have adopted or are considering adoption of regulatory requirements on customer billing and other matters. These initiatives are imposing increasing costs on us and other wireless carriers and may otherwise adversely affect our business. For example, the FCC has mandated that wireless providers supply the geographic coordinates of a subscriber's location, either by means of network-based or handset-based technologies, to public safety dispatch agencies. This rule will impose significant costs on us and could lead us to increase subsidies on handsets to offset the increased costs of handset-based technologies. In addition, local number portability rules may cause us to incur higher costs relating to subscriber churn, acquisition or retention, as well as increased operating expenses. See "Business--Regulatory Environment" for a more detailed description of the regulatory environment affecting us.

     Legislation has been proposed in the U.S. Congress and many state and local legislative bodies to restrict or prohibit the use of wireless phones while driving motor vehicles. Similar laws have been enacted in other countries and, to date, the State of New York and a small number of localities in the U.S. have passed restrictive laws.

     Litigation

     In recent years, there has been a substantial amount of litigation in the wireless industry, including patent lawsuits, personal injury lawsuits relating to alleged health effects of wireless phones, antitrust class actions, and class action lawsuits that challenge marketing practices and disclosures, including practices and disclosures relating to alleged adverse health effects of handheld wireless phones. These lawsuits seek substantial damages. The risk of litigation may be higher for companies like us that offer services nationally due to our increased prominence in the industry. We may incur significant expenses in defending these lawsuits. In addition, we may be required to pay significant awards or settlements. For a discussion of significant litigation matters involving our company, see "Business--Legal Proceedings."

     Health Concerns

     Some studies have suggested that radio frequency emissions from wireless handsets and cell sites may be associated with various health problems, including cancer, and may interfere with electronic medical devices, including hearing aids and pacemakers. In addition, lawsuits have been filed against us and other participants in the wireless industry alleging various adverse health consequences as a result of wireless phone usage. The U.S. Food & Drug Administration ("FDA") and the FCC have stated that the available scientific evidence does not show that any health problems are associated with using wireless phones, but that there is no proof that wireless phones are absolutely safe. In May 2001, the U.S. General Accounting Office issued a report, entitled Research and Regulatory Efforts on Mobile Phone Issues, observing that the consensus of various major health agencies is that the research to date does not show radio frequency energy emitted from mobile phones to have adverse health effects but there is not yet enough information to conclude that they pose no risk. The report offers recommendations to improve the FCC's review of mobile phone testing, as well as the FCC's and FDA's consumer information on health issues relating to mobile phones. Additional studies of radio frequency emissions are ongoing. If consumers' health concerns increase, they may be discouraged from using wireless handsets, and regulators may impose restrictions on the location and operation of cell sites. These concerns could have an adverse effect on the wireless communications industry and expose wireless providers to further litigation, which, even if not successful, can be costly to defend. Government authorities may increase regulation of wireless handsets and cell sites as a result of these health concerns and wireless companies may be held liable for costs or damages associated with these concerns. The actual or perceived risk of radio frequency emissions could also adversely affect us through a reduced subscriber growth rate, a reduction in subscribers, reduced network usage per subscriber or reduced financing available to the wireless communications industry.

     Competition in a Rapidly Changing Industry

     The wireless industry is highly competitive and rapidly changing and characterized by substantial competition, which has led to reduced pricing and the need to develop and introduce new services in order to retain and attract subscribers. Competition is expected to continue, which may lead to further pressure on pricing and increases in subscriber churn and retention costs. See "Business-Competition."

     Our Relationship with our Owners

     Cellco Partnership is a joint venture controlled by Verizon Communications, although many important decisions, including decisions relating to equity issuances and significant acquisitions, require the approval of representatives of Verizon Communications and Vodafone. Conflicts of interest may arise between us and our owners when we are faced with decisions that could have different implications for us and our owners, including potential acquisitions of businesses, potential competition, the issuance or disposition of securities, the payment of distributions by the partnership, labor relations policies, tax, regulatory and legal matters. In certain circumstances, our owners will be permitted to compete with us, which would increase the conflicts of interest. Because of these conflicts, our owners may make decisions that are adverse to us. Moreover, it is possible that the representatives will not reach agreement regarding matters that are very important to us and could be deadlocked. If deadlocks cannot be resolved, we will not be permitted to take the specified action, which could, among other things, result in us losing business opportunities and harm to our competitive position.

     We have agreed with our owners that we may not, without their consent, enter into any business other than the U.S. mobile wireless business. These restrictions will limit our ability to grow our business through initiatives such as expansion into international markets and acquisitions of wireless providers that are also engaged in other businesses outside our permitted activities. Many wireless providers that could otherwise be potential acquisition targets are affiliated with companies that also engage in other domestic businesses, such as wireline or long-distance services, or in international wireless businesses. These restrictions may also preclude us from pursuing other attractive related or unrelated business opportunities.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires entities to recognize the fair value of any legal obligation associated with the retirement of long-lived assets and to capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We will adopt the standard effective January 1, 2003. We do not expect the impact of the adoption of SFAS No. 143 to have a material effect on our results of operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard nullifies Emerging Issue Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This standard requires the recognition of a liability for a cost associated with an exit or disposal activity at the time the liability is incurred, rather than at the commitment date to exit a plan as required by EITF 94-3. We will adopt this standard effective January 1, 2003. We do not expect the impact of the adoption of SFAS No. 146 to have a material effect on our results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation." This standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, we will adopt the fair value recognition provisions of SFAS No. 123, prospectively (as permitted under SFAS No. 148) to all new stock-based employee compensation granted, modified or settled after January 1, 2003. As we currently account for our Value Appreciation Rights under a fair value approach, we do not expect the impact of the adoption of the fair value recognition provisions of SFAS No. 123 to have a material effect on our results of operations or financial position.

Cautionary Statement Concerning Forward-Looking Statements

     In this Management's Discussion and Analysis, and elsewhere in this annual report and in our other public filings and statements (including oral communications), we have made forward-looking statements. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, capital expenditures, anticipated cost savings and financing plans. Forward-looking statements also include those preceded or followed by the words "may", "will", "expect", "intend", "plan", "anticipates," "believes," "estimates", "hopes" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     Our actual future performance could differ materially from these forward-looking statements, as these statements involve a number of risks and uncertainties. Therefore, undue reliance should not be placed on these statements. The following important factors could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

     o    the duration and extent of the current economic downturn;

     o materially adverse changes in economic conditions in the markets served by us;

     o an adverse change in the ratings afforded our debt securities by nationally accredited ratings organizations;

     o the effects of the substantial competition that exists in our markets, which has been intensifying;

     o our ability to obtain sufficient financing to satisfy our substantial capital requirements, including to fund capital expenditures, acquisitions, debt repayment and distributions to our partners;

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

     o changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings; and

     o other factors described in our Registration Statement on Form S-4 (No. 333-92214) under the heading "Risk Factors".

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------------------

     Our primary market risk relates to changes in interest rates, which could impact results of operations. As of December 31, 2002, we had $10.6 billion of aggregate floating rate debt outstanding under intercompany loan facilities, the floating rate notes and our credit facility. The intercompany loans bear interest at rates that vary with Verizon Communications' cost of funding; because a portion of its debt is fixed-rate, and because its cost of funding may be affected by events related solely to it, our interest rates may not adjust in accordance with market rates. A change in our interest rates of 100 basis points would change our interest expense by approximately $106 million. We currently hedge our interest rate risk for a small portion of our floating rate debt, which was less than 1% of outstanding balances as of December 31, 2002.

     We also have exposure to fluctuations in foreign exchange rates as a result of a series of sale/leaseback transactions that obligate us to make balloon payments in Japanese yen. As of December 31, 2002, our obligations under these arrangements were $120 million. A change in the value of the U.S. dollar compared to the Japanese yen of 10% would change our obligations in U.S. dollars by approximately $6.9 million. However, we have entered into forward exchange contracts that fully hedge the foreign exchange exposure for these obligations, although we are subject to the risk that our counterparties to these contracts fail to perform.

Item 8.  Financial Statements and Supplementary Data
-------------------------------------------------------------------------------

The consolidated financial statements required by this Item are set forth on the pages indicated at Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------------

None.

PART III

Item 10. Directors and Executive Officers of the Registrant
-------------------------------------------------------------------------------

     The following table presents information regarding members of our board of representatives, our executive officers and other significant employees.

Name                             Age    Position
----                             ---    --------
Ivan G. Seidenberg                56    Chairman of the Board of Representatives
Sir Christopher Gent              54    Representative
Dennis F. Strigl                  56    President and Chief Executive Officer, Representative
Lawrence T. Babbio, Jr.           58    Representative
Doreen A. Toben                   53    Representative
Kenneth J. Hydon                  58    Representative
Tomas Isaksson                    48    Representative
Lowell C. McAdam                  48    Executive Vice President and Chief Operating Officer
Richard J. Lynch                  54    Executive Vice President and Chief Technical Officer
Andrew N. Halford                 44    Vice President and Chief Financial Officer
Roger Gurnani                     42    Vice President--Information Systems and Chief Information Officer
John G. Stratton                  42    Vice President and Chief Marketing Officer
Marc C. Reed                      44    Vice President--Human Resources
S. Mark Tuller                    54    Vice President--Legal & External Affairs, General Counsel and Secretary
James J. Gerace                   39    Vice President--Corporate Communications
Margaret P. Feldman               45    Vice President--Business Development

     Ivan G. Seidenberg has been Chairman of the board of representatives of Verizon Wireless since the company's launch in April 2000. He became President and Chief Executive Officer of Verizon Communications in April 2002. From June 2000 to April 2002, he was Co-Chief Executive Officer of Verizon Communications. Before June 2000, he was Chairman and Chief Executive Officer of Bell Atlantic Corporation since December 1998 and was previously the Chief Executive Officer from June 1998 and Vice Chairman, President and Chief Operating Officer from 1997. From 1995 to 1997 he was the Chairman and Chief Executive Officer of NYNEX Corporation. His career in the communications industry also includes positions as Vice Chairman of NYNEX's Telecommunications Group and President of its Worldwide Information and Cellular Services Group. He serves on the boards of directors of Honeywell International Inc., Wyeth, Boston Properties, Inc., CVS Corp., Viacom Inc., the Museum of Radio and Television, the Hall of Science and Pace University.

     Sir Christopher Gent has been a member of our board of representatives since the company's launch in April 2000. He has been a member of the board of directors of Vodafone Group Plc since August 1985 and the Chief Executive Officer of that company since January 1997. He was the Managing Director of Vodafone Limited, the U.K. network operator, from January 1985 to December 1996. He is Chairman of the Supervisory Board of Vodafone Holding GmbH and a non-Executive Director of China Mobile (Hong Kong) Limited. He recently announced his intention to resign as Chief Executive Officer of Vodafone Group Plc in July 2003.

     Dennis F. Strigl has served as President and Chief Executive Officer of Verizon Wireless and has been a member of our board of representatives since the company's launch in April 2000. In addition, he has served as Executive Vice President of Verizon Communications since June 2000. He had been President and Chief Executive Officer of Bell Atlantic Mobile and its predecessors since 1991, and was also Group President and Chief Executive Officer of Bell Atlantic Global Wireless Group since 1997. Mr. Strigl served as President of Ameritech Mobile Communications from 1984 to 1986, where he was instrumental in launching the nation's first cellular communications network. He later served as President and Chief Executive Officer of Applied Data Research Inc., and Vice President-Operations and Chief Operating Officer for New Jersey Bell. Mr. Strigl is a past Chairman and current member of the Executive Committee of the Cellular Telecommunications & Internet Association, and currently serves on the boards of directors of Anadigics, Inc., PNC Financial Services Group, Inc. and PNC Bank.

     Lawrence T. Babbio, Jr. has been a member of our board of representatives since the company's launch in April 2000. He became President and Vice Chairman of Verizon Communications in June 2000 upon completion of the Bell Atlantic-GTE merger. From December 1998 until June 2000 he had been President and Chief Operating Officer of Bell Atlantic Corporation. From 1997 until 1998, he served as President and Chief Executive Officer of Bell Atlantic's Network Group and Chairman of the company's Global Wireless Group, one of the largest wireless operations worldwide, and was Vice Chairman of Bell

Atlantic Corporation prior to its merger with NYNEX. He serves on the boards of directors of Hewlett Packard Company and ARAMARK Corporation.

     Kenneth J. Hydon has been a member of our board of representatives since the company's launch in April 2000. He is Vodafone's Financial Director and has been a member of Vodafone's board of directors since 1985. He is a Fellow of the Chartered Institute of Management Accountants, the Association of Chartered Certified Accountants and the Association of Corporate Treasurers. He is director of several subsidiaries of Vodafone, and promotes U.S. investor relations. Mr. Hydon is a member of the Supervisory Board of Vodafone GmbH.

     Tomas Isaksson has been a member of our board of representatives since January 2002. He has been Chief Executive, Americas Region for Vodafone since January 2002. From March 2000 to January 2002, Mr. Isaksson was President of Vodafone Global Platform and Internet Services. Prior to that, he was President and CEO of Swedish mobile operator Europolitan since November 1995. Mr. Isaksson is a member of the Vodafone Group Executive Committee as well as Group Operational Review Committee and a board member of Ledstiernan AB. He also is a member of the board of directors of Grupo Iusacell, S.A. de C.V., ATX Technologies, Inc. and Clickmarks, Inc.

     Doreen A. Toben has been a member of our board of representatives since October 2002. She has been the Executive Vice President and Chief Financial Officer for Verizon Communications since April 2002. From 2000 to April 2002, she was Senior Vice President and Chief Financial Officer for Verizon's Telecom Group. From 1997 to 2000, she was Vice President and Controller for Bell Atlantic Corporation and a member of Bell Atlantic's Executive Committee. Prior to that, she held various financial positions at Bell Atlantic.

     Lowell C. McAdam has been our Executive Vice President and Chief Operating Officer since the company's launch in April 2000. From September 1997 to April 2000, he was President and Chief Executive Officer of PrimeCo. Prior to that he was the Executive Vice President and Chief Operating Officer of PrimeCo since November 1994. Mr. McAdam joined AirTouch in 1993 where he served in a number of key positions, including Vice President-International Operations, and Lead Technical Partner for cellular ventures in Spain, Portugal, Sweden, Italy, Korea and Japan. From 1983 to 1993, he held various executive positions with Pacific Bell.

     Richard J. Lynch has been our Executive Vice President and Chief Technical Officer since the company's launch in April 2000. From 1995 to 2000, he was the Executive Vice President and Chief Technology Officer for Bell Atlantic Mobile and Bell Atlantic NYNEX Mobile. He served as Chairman of the Wireless Data Forum (formerly the CDPD Forum). Under his guidance, the CDPD forum was reformed as the Wireless Data Forum embracing all wireless data technologies and a wider variety of members. He has served as an executive board member of the CDMA Development Group, an organization responsible for promotion, advancement, deployment and future developments of CDMA. In addition, Mr. Lynch is a senior member of The Institute of Electrical and Electronics Engineers, Inc. (IEEE) and is a member of the board of directors of Sierra Wireless, Inc.

     Andrew N. Halford has been our Vice President and Chief Financial Officer since April 2002. From 1999 to 2002, he served as a Financial Director for various Vodafone businesses, including its Northern Europe, Middle East and Africa region encompassing nine countries serving populations of more than 300 million people. Prior to this, he held a number of business development, IT and finance directorships in the UK electricity sector from 1992 to 1998. Mr. Halford started his career with Price Waterhouse and worked for them from 1980 to 1992, based both in the UK and South Africa. He is a Fellow of the Institute of Chartered Accountants in England and Wales, having qualified in 1983.

     Roger Gurnani has been our Vice President--Information Systems and Chief Information Officer since the company's launch in April 2000. From April 1997 to April 2000, he served as Vice President and Chief Information Officer at Bell Atlantic Mobile. Prior to joining Bell Atlantic Mobile, he was Executive Director-Broadband Systems with Bell Atlantic from October 1994 to April 1997. Prior to that, Mr. Gurnani held a number of information technology positions at WilTel (now WorldCom).

     John G. Stratton has been our Vice President and Chief Marketing Officer since March 2001. He served as President of our company's Northwest Area from 2000 to 2001. Previously, he was President of Bell Atlantic Mobile's Philadelphia Region from 1999 to 2000. He also served as Vice President of Marketing and Regional Vice President--Retail Sales and Operations for the New York Metro market since joining Bell Atlantic Mobile in 1993. Prior to that, he was Vice President of Merchandising for Jersey Camera.

     Marc C. Reed has been our Vice President--Human Resources since the company's launch in April 2000. He was Vice President--Human Resources for GTE Communications Corporation, GTE's competitive local exchange carrier, from 1997 to April 2000. Prior to that, Mr. Reed was Director-Human Resources for GTE Wireless from 1993 to 1997. He began his career with GTE in 1986 at GTE's world headquarters.

     S. Mark Tuller has been our Vice President--Legal and External Affairs and General Counsel since the company's launch in April 2000 and our Secretary since May 2000. He served as Vice President--Legal and External Affairs, General Counsel and Secretary for Bell Atlantic Mobile and Bell Atlantic NYNEX Mobile from 1995 to 2000. Previously, he was Vice President and General Counsel for Bell Atlantic Mobile since 1992. He was at Bell Atlantic Network Services, Inc. beginning in 1990. In 1986, he moved to Bell Atlantic corporate headquarters and previously he was Vice President and General Counsel for Bell Atlanticom Systems, Inc. Mr. Tuller is currently a member of the board of directors of the Cellular Telecommunications & Internet Association. Mr. Tuller began his legal career at the Federal Trade Commission where he served as Attorney Advisor to the chairman. He later practiced antitrust and general business litigation at Arnold & Porter.

     James J. Gerace has been our Vice President--Corporate Communications since the company's launch in April 2000. From July 1995 to April 2000, he was Vice President--Corporate Communications at Bell Atlantic Mobile. Prior to that, he served as Director of Public Relations for NYNEX Mobile Communications beginning in 1991. He began his wireless communications career with NYNEX Mobile Communications in 1986 as Manager of Employee Communications.

     Margaret P. Feldman has been our Vice President--Business Development since May 2001. From April 2000, when the company was launched, until May 2001, she was Staff Vice President--Tax. Prior to that she served as Assistant Vice President--State Tax Planning for GTE Corporation from October 1997 to 2000. From 1995 to 1997, Ms. Feldman was Director of Tax Operations for Telecom Products and Services for GTE. She began her career at Arthur Andersen & Co. in 1982, joined Contel Corporation in 1987 and GTE Mobilnet in 1991.

Item 11. Executive Compensation
-------------------------------------------------------------------------------

     The human resources committee of our board of representatives establishes and administers the compensation and benefit plans for our chief executive officer and each of our four most highly compensated executive officers, whom we refer to as named executive officers. Mr. Halford became our Chief Financial Officer as of April 1, 2002 pursuant to an international assignment agreement with Vodafone. His salary in the summary compensation table below reflects total salary received for fiscal year 2002. Vodafone compensates Mr. Halford for his services, and we then reimburse Vodafone.

     Prior to the contribution of assets by Verizon Communications and Vodafone to us on April 3, 2000, each of the named executive officers was employed and compensated by one of our predecessor companies. Since April 3, 2000, all of our named executive officers have participated in our benefit plans. In addition, Mr. Strigl continues to participate in selected Verizon
Communications benefit plans and Mr. Halford continues to participate in Vodafone benefit plans.

Summary Compensation Table

     As further described below, the compensation structure for the named executive officers consists of:

     o    salary;
     o    short-term incentive paid in cash; and
     o long-term incentive in the form of value appreciation rights and stock options to purchase common stock.

Salary. Salaries listed in the summary compensation table represent the total salary for 2000, 2001 and 2002 including:

     o the salary paid to each named executive officer for the first quarter of 2000 by the applicable predecessor company; and
     o the salary paid by us to each named executive officer for the last three quarters of 2000 and all of 2001 and 2002.


Short-term incentives. Bonuses listed in the table below represent:

     o incentive amounts paid pursuant to the applicable predecessor companies' short-term incentive plan for the first quarter of 2000; and
     o each executive's incentive amount paid pursuant to our short-term incentive plan for the last three quarters of 2000 and all of 2001 and 2002.

     Award values under our short-term incentive plan are based on the achievement of predetermined revenue, operating cash flow and net subscriber addition goals and quality and strategic objectives.

     The short-term incentive bonus paid to Mr. Halford is based on the achievement of predetermined objectives pursuant to the Vodafone short-term incentive plan.

Long-term incentives. Long-term compensation listed in the table below represents grants made to each named executive officer pursuant to our long-term incentive plan, other than for Mr. Strigl and Mr. Halford. On an ongoing basis, our human resources committee sets the number of partnership value appreciation rights granted to each of the named executive officers each year. All value appreciation rights are granted with an exercise price not less than fair market value on the date of grant.

     The long term incentives granted to Mr. Strigl and Mr. Halford, are made pursuant to the Verizon Communications long- term incentive plan and the Vodafone Group Plc 1999 long term incentive plan, respectively.

                           Summary Compensation Table
                                Fiscal Year 2002

                                    --------Annual Compensation----------     --------Long-Term Compensation-------
                                                             Other Annual      Restricted     Options/       LTIP     All Other
                                                             Compensation     Stock Awards   Partnership   Payments  Compensation
Named and Principal Position   Year Salary ($)   Bonus ($)      ($)(2)           ($)(3)         VARS          ($)       ($)(6)
----------------------------   ---- ---------- ------------- ------------     ------------   -----------   --------  ------------
Dennis F. Strigl               2002  $800,000  $ 1,200,000     $135,513                --     251,000(4)        --    $  704,579
President and                  2001   750,000      915,000      189,200                --     245,300(4)        --     6,016,665
Chief Executive Officer        2000   712,500    1,212,000(1)   124,400        $3,500,000     527,060(4)        --     3,490,800

Lowell C. McAdam               2002  $524,100     $600,000           --                --     400,000(5)        --    $  417,852
Executive Vice President
  and                          2001   501,600      454,000           --                --     376,331(5)        --       560,778
Chief Operating Officer        2000   437,575      537,000(1)        --                --     197,530(5)   516,796       503,671

Richard J. Lynch               2002  $378,525     $347,000           --                --     200,000(5)        --    $  202,534
Executive Vice President
 and                           2001   363,125      262,000           --                --     190,273(5)        --       253,412
Chief Technical Officer        2000   331,000      306,000(1)        --                --     126,135(5)        --       734,445

Andrew N. Halford              2002  $497,335     $190,500      $38,636          $371,605     294,444(8)              $  407,588
Vice President and Chief
 Financial Officer (7)

S. Mark Tuller                 2002  $346,050     $315,000           --                --     175,000(5)        --    $  167,952
Vice President Legal and       2001   332,000      240,000           --                --     173,964(5)        --       204,095
External Affairs, General      2000   298,250      277,000(1)        --                --     114,576(5)        --       750,987

---------
(1) For fiscal year 2000, the data reflects the prorated amounts these executive officers received under predecessor companies' short-term incentive plan and our short-term incentive plan.
(2) Mr. Strigl's other annual compensation for 2000, 2001 and 2002 includes incremental costs for personal use of Verizon Communications' aircraft in the amount of $98,640, $151,525 and $83,493 respectively. Mr. Halford's other annual compensation reflects automobile allowances of $38,636.
(3) Mr. Strigl's grant reflects the dollar value of the one-time grant of restricted stock units based on the closing price of Verizon Communications common stock on the grant date, September 7, 2000. These units vest over a five-year period, subject in part to meeting specified performance and time measures. Additional restricted stock units are received on each dividend payment date which are determined by dividing the dividend that would have been paid on the restricted stock units by the closing price of Verizon Communications common stock on the dividend declaration date. Mr. Strigl holds a total of 86,235 restricted stock units, which had a dollar value of $3,341,599 based upon the closing price of Verizon Communications common stock on December 31, 2002. Mr. Halford's grant reflects the dollar value of a one-time grant of restricted stock units based on the closing price of Vodafone common stock on December 31, 2002. These units vest over a two-year period, subject in part to meeting specified performance measures.
(4) Reflects non-qualified stock option grants made to Mr. Strigl in 2000, 2001 and 2002 to purchase Verizon Communications common stock.
(5) Reflects partnership value appreciation rights granted under our long-term incentive plan in 2000, 2001 and 2002.
(6) For fiscal year 2002, includes payments of retention bonuses for Messrs. McAdam in the amount of $334,994. In addition, includes contributions by us to qualified plans for Messrs. Strigl, McAdam, Lynch and Tuller in the amounts of $15,400, $15,400, $15,400 and $15,400, respectively;
     contributions by us to non-qualified plans for Mr. McAdam, Lynch and Tuller in the amounts of $64,058, $36,414 and $31,943, respectively; contributions by us to the Verizon Wireless Retirement Plan for Mr. McAdam, Lynch and Tuller in the amounts of $3,400, $3,400 and $3,400 respectively; contributions by Verizon Communications to Mr. Strigl under the non-qualified income deferral plan in the amount of $572,207; a contribution by Verizon Communications to Mr. Strigl of $116,972, which is the value of the benefit to Mr. Strigl of a company-paid split dollar life insurance premium, determined by projecting on an actuarial basis the benefit between payment of the premium and the termination of the policy. As of July 2002, Verizon Communications suspended premium payments towards these executive life insurance policies pending further evaluation of the status of these policies. Also included are contributions by us to Messrs. Lynch and Tuller under the executive transition and retention retirement plan in the amounts of $147,320 and $117,209, respectively; and, for Mr. Halford, company contributions in the form of shares of Vodafone stock under the Vodafone profit sharing scheme with a value of $3,211, the Vodafone Group share incentive plan with a value of $1,811, a contribution by Vodafone to the Vodafone Group pension scheme and Vodafone group funded unapproved retirement benefit scheme of $94,178 and $85,154, respectively; and relocation expenses and overseas allowances of $223,234.
(7) Mr. Halford is paid in UK pounds sterling. All amounts shown are in U.S. dollars at an exchange rate of (pound)1 = $1.6095, the reference exchange rate for December 31, 2002. Mr. Halford's salary includes a premium of $90,534 for his additional responsibilities in the United States.
(8) Reflects a stock option grant Mr. Halford received in 2002 under the Vodafone Group Plc 1999 long term incentive plan.

Year 2002 Grants of Stock Options and Partnership Value Appreciation Rights

     The following tables describe grants of stock options or partnership value appreciation rights to each of our named executive officers for the year ending December 31, 2002.

                      Verizon Communications Stock Options

     Options to purchase Verizon Communications common stock were granted in 2002 pursuant to the Verizon Communications long-term incentive plan.

                                                    % of Total                               Potential Realizable Value
                            Number of Securities  Options Granted  Exercise or                at Assumed Annual Rates
                             Underlying Options   to Employees in   Base Price  Expiration  of Stock Price Appreciation
Name                              Granted           Fiscal Year     ($/Share)      Date           for Option Term
----                        --------------------  ---------------  -----------  ----------  ---------------------------
                                                                                                 5%             10%
                                                                                                 --             ---
Dennis F. Strigl(1)...          251,000(2)              0.8%          $48.67    1/23/2012   $7,682,684      $19,469,429

---------
(1)  No partnership value appreciation rights have been granted to Mr. Strigl.
(2) One-third of the options are exercisable on January 24, 2003; two-thirds are exercisable on January 24, 2004; and the balance is exercisable on January 24, 2005.


     The potential realizable value is calculated based on the term of the option. It is calculated assuming that the fair market value of the common stock of Verizon Communications on the date of the grant appreciates at projected annual rates compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These numbers are calculated based on the requirements of the SEC and do not reflect our estimate of future stock price growth.

     Verizon Communications' options generally vest as to one-third of the aggregate number of shares each year, commencing one year after the date of grant. These options include a reload feature, which provides that, if an optionee exercises a stock option by delivering previously owned shares that are sufficient to pay the exercise price plus applicable tax withholdings, he or she will receive an additional stock option grant. The number of shares represented by that option will be equal to the number of previously owned shares surrendered in this transaction. This replacement stock option will be granted with an exercise price equal to the fair market value of the underlying stock on the date of grant and will become exercisable six months from the date of the grant.

                     Partnership Value Appreciation Rights

     Partnership value appreciation rights were granted in 2002 pursuant to our long-term incentive plan.

                                                    % of Total                               Potential Realizable Value
                            Number of Securities    VARs Granted   Exercise or                at Assumed Annual Rates
                              Underlying VARs     to Employees in   Base Price  Expiration  of Stock Price Appreciation
Name                              Granted           Fiscal Year      ($/VAR)       Date             for VAR Term
----                        --------------------  ---------------  -----------  ----------  ---------------------------
                                                                                                 5%             10%
                                                                                                 --             ---

Lowell C. McAdam(1).....           400,000              0.74%        $8.7400    7/23/2012    $2,198,616     $5,571,724
Richard J. Lynch(1).....           200,000              0.37%         8.7400    7/23/2012     1,099,308      2,785,862
S. Mark Tuller(1).......           175,000              0.32%         8.7400    7/23/2012       961,894      2,437,629

---------
(1) On July 23, 2002, Messrs. McAdam, Lynch and Tuller received grants under our long-term incentive plan. These grants vest at the same time in full on July 23, 2005.


     The potential realizable value is calculated based on the term of the partnership value appreciation right. It is calculated using the fair market value of the value appreciation right on the date of grant, which represents the value of the firm as of December 31, 2002 and appreciates at projected annual rates compounded annually for the entire term of the value appreciation right and that the right is exercised and sold on the last day of its term for the appreciated stock price. These numbers are calculated based on the requirements of the SEC and do not reflect our estimate of future stock price growth.

                        Vodafone Group Plc Stock Options

     Options to purchase Vodafone common stock were granted in 2002 pursuant to the Vodafone Group Plc 1999 Incentive Plan.

                                                    % of Total                               Potential Realizable Value
                            Number of Securities  Options Granted  Exercise or                at Assumed Annual Rates
                             Underlying Options   to Employees in   Base Price  Expiration  of Stock Price Appreciation
Name                              Granted           Fiscal Year     ($/Share)      Date           for Option Term
----                        --------------------  ---------------  -----------  ----------  ---------------------------
                                                                                                 5%             10%
                                                                                                 --             ---
Andrew N. Halford(1) ....         294,444              0.48%         1.4486     07/01/2012    268,243         679,781

---------
(1) On July 1, 2002, Mr. Halford received a grant under Vodafone's long-term stock incentive plan.


     The potential realizable value is calculated based on the term of the option. It is calculated assuming that the fair market value of Vodafone common stock on the date of grant appreciates at projected annual rates compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These numbers are calculated based on the requirements of the SEC and do not reflect our estimate of future stock price growth.

Aggregate Exercise in Year 2002 and Year-End Values of Options and Value Appreciation Rights

     The following table provides information for the named executive officers regarding exercises of Verizon Communications options, partnership value appreciation rights and Vodafone options in 2002. Additionally, the table provides the value of unexercised options and value appreciation rights which have been based on the fair market value of the shares of common stock of Verizon Communications and Vodafone and on the value of the partnership appreciation rights on December 31, 2002, less the applicable exercise price.

                                             Shares                        Number of Unexercised       Value of Unexercised
                                            Acquired                            Options/VARs            In-The-Money Options/
                                           on Exercise  Value Realized       as of 12/31/02 (#)        VARs as of 12/31/02 ($)
                                                                           ---------------------       -----------------------
Name                                          (#)            ($)        Exercisable   Unexercisable  Exercisable  Unexercisable
----                                          ---            ---        -----------   -------------  -----------  -------------
Dennis F. Strigl(1).......................    --             --           448,891         856,896       13,956           --
Lowell C. McAdam(2).......................    --             --                --         973,861           --           --
Andrew N. Halford(3)......................    --             --           125,500         513,744           --      110,197
Richard J. Lynch(2).......................    --             --                --         516,408           --           --
S. Mark Tuller(2).........................    --             --                --         463,540           --           --

---------
(1)  Represents Verizon Communications options.
(2) Represents Verizon Wireless partnership value appreciation rights granted pursuant to our long-term incentive plan.
(3)  Represents Vodafone options.


Retirement and Other Plans

Verizon Communications Income Deferral Plan

     Mr. Strigl participates in the Verizon Communications income deferral plan. This plan is a nonqualified, unfunded, supplemental retirement and deferred compensation plan under which an individual account is maintained for each participant. The plan allows the participants to defer voluntarily a portion of their compensation and also provides retirement and other benefits through credits to the participant's account under the plan. The plan allows the participants to defer voluntarily the receipt of up to 100% of their eligible compensation, and also provides retirement and other benefits to certain executives through credits made by Verizon Communications to the participant's account under the plan. Eligible compensation consists of:

     o a participant's base salary in excess of the Internal Revenue Code limit on compensation for qualified retirement plans, which was $200,000 in 2002;
     o all of the participant's annual incentive award under the Verizon Communications short-term incentive plan; plus
     o retention awards or other bonuses which the plan administrator determines are eligible for deferral.

     If a participant elects to defer income, Verizon Communications provides a matching contribution equal to the rate of match under the qualified savings plan for management employees. In most cases, that rate is 100% of the first 4% of eligible compensation deferred and 50% of the next 2% of eligible compensation deferred. In addition, for the first 20 years of participation in the plan for certain participants, Verizon Communications automatically makes retirement contributions to a participant's account equal to 32% of the base salary, in excess of $200,000, and short-term incentive award components of the participant's eligible compensation. Thereafter, Verizon Communications makes retirement contributions equal to 7% of such eligible compensation.

     Verizon Communications maintains an individual account for each participant in the income deferral plan. For 2002, Verizon Communications' matching and retirement contributions to Mr. Strigl's account were $572,207, with an aggregate account balance of $2,909,493.

Vodafone Americas Asia Inc. Deferred Compensation Plan

     Mr. McAdam participated in the Vodafone Americas Asia Inc. deferred compensation plan. This plan is a nonqualified, supplemental retirement and deferred compensation plan. The plan allowed Mr. McAdam to defer all or a part of his base salary and specified other incentive compensation and made him eligible to receive a matching contribution up to 6% of his base salary and specified other incentive compensation in excess of the Internal Revenue Code limit on compensation for qualified retirement plans. Mr. McAdam no longer participates in this plan. However, he continues to receive interest on his account balance at a rate equal to the October valuation of the 10-year Treasury note plus 2%.

Verizon Wireless Executive Savings Plan

     Messrs. McAdam, Lynch and Tuller participate in the Verizon Wireless executive savings plan (formerly, the Bell Atlantic Mobile Executive Savings
Plan). The plan allows participants to defer voluntarily a portion of their compensation. Participants are allowed to defer:

     o all or a portion of a participant's base salary in excess of the Internal Revenue Code limit on compensation for qualified retirement plans, which was $200,000 in 2002; plus
     o all or a portion of the participant's annual incentive award under the Verizon Wireless short-term incentive plan.

If a participant defers base salary through the plan, we provide a matching contribution generally equal to 100% of the first 6% of the participant's compensation contributed under the plan. This plan is a nonqualified, unfunded, supplemental retirement and deferred compensation plan. Amounts deferred in the plan are invested in a fixed-income fund or a phantom partnership equity fund at the discretion of the participant, who is entitled to switch between funds on a daily basis.

     The portion of Messrs. McAdam's, Lynch's and Tuller's accounts attributable to us as of December 31, 2002 was $64,058, $36,414 and $31,943, respectively.

Bell Atlantic NYNEX Mobile Executive Transition and Retention Retirement Plan

     Messrs. Lynch and Tuller participate in the Bell Atlantic NYNEX Mobile executive transition and retention retirement plan. This plan is a non-qualified, unfunded supplemental retirement plan under which an individual account is maintained for each participant. Participants' accounts are fully vested at all times. Annually, an amount equal to 23% and 20%, respectively, of base salary and actual bonus under the Verizon Wireless short-term incentive plan is credited to the accounts of Messrs. Lynch and Tuller. Amounts are payable upon separation from service with us or any affiliated company, including amounts representing a full year of service even if the separation is effected before the end of that year. As of December 31, 2002, Messrs. Lynch's and Tuller's account balances were $1,032,780 and $808,062, respectively.

Verizon Enterprises Management Pension Plan

     Mr. Lynch participated in the Verizon Enterprises management pension plan. This is a non-contributory, tax-qualified pension plan that provides for distribution of benefits in a lump sum or an annuity, at the participant's election. Mr. Lynch's active participation in the plan ended on June 30, 1995. His accrued benefit of $2,827.72, expressed as a single life annuity payable at age 65, reflects service and pay history while employed by Bell Atlantic prior to July 1, 1995.

Bell Atlantic Executive Management Retirement Income Plan

     Mr. Lynch participated in the Bell Atlantic executive management retirement income plan. This is a non-contributory, nonqualified excess pension plan that provides for distribution of benefits in a lump sum or an annuity, at the participant's election. Mr. Lynch's active participation in the plan ended on June 30, 1995. His accrued benefit of $3,235.73, expressed as a single life annuity payable immediately, reflects service and pay history while employed at Bell Atlantic prior to July 1, 1995.

Verizon Wireless Retirement Plan

     Messrs. McAdam, Lynch and Tuller participate in the Verizon Wireless retirement plan. Verizon Wireless provides a transitional contribution of 2% of eligible pay up to the Internal Revenue Code limit on compensation for qualified retirement plans, which was $200,000 in 2002, for all eligible employees who were actively employed as of January 1, 2001 and who are not continuing to participate in a pension plan sponsored by GTE or its successor. The transitional benefit is provided annually. The first contribution was made during the first quarter of 2002 for the 2001 plan year. The transitional contribution is expected to continue until, but not after, the 2004 plan year. The portion of Messrs. McAdam's, Lynch's and Tuller's accounts contributed by us as of December 31, 2002 was $3,400, $3,400 and $3,400, respectively.

Vodafone Group Pension Schemes

     Mr. Halford participates in the Vodafone Group pension scheme. This is a defined benefit scheme restricted by the UK Inland Revenue earnings limits. Mr. Halford also participates in the Vodafone Group funded unapproved retirement benefit scheme which is a defined contribution scheme allowing contributions in excess of the UK Inland Revenue cap. The amounts contributed in 2002 by Vodafone to the Vodafone Group pension scheme and Vodafone Group funded unapproved retirement benefit scheme are $85,154 and $94,178, respectively.

     The following table shows the total estimated annual pension benefits payable to Mr. Halford under the Vodafone Group pension scheme upon retirement at age 60, the normal retirement age at Vodafone Group Plc. The "pensionable remuneration" covered by this plan is presently capped by the UK Inland Revenue at an annual maximum of $157,000. For purposes of this table, "pensionable remuneration" means base salary only. The amounts set forth below are not subject to any deduction for Social Security or any other offset.

                                                 Years of Service
                                                 ----------------
Pensionable Remuneration ($)              15            20         25 or more
----------------------------              --            --         ----------
125,000                                  $62,500       $83,333        $83,333
150,000                                  $75,000      $100,000       $100,000
157,000 or more                          $78,222      $104,296       $104,296

     At December 31, 2002, the number of creditable years of service and pensionable remuneration for Mr. Halford was 4 years and $157,000, respectively. As of December 31, 2002, the accrued actuarial value of his benefit is $199,708.

2000 Verizon Wireless Long Term Incentive Plan

     Messrs. McAdam, Lynch and Tuller participate in the 2000 Verizon Wireless long-term incentive plan, pursuant to which they have been granted partnership value appreciation rights. The plan also provides for the following awards: incentive stock options within the meaning of Section 422 of the Internal Revenue Code, nonqualified stock options, deferred stock, dividend equivalents, performance awards, restricted stock awards, stock appreciation rights and other stock-based awards. While stock options and stock awards have been authorized under the plan, the issuance of such securities is not currently contemplated by our partnership agreement and accordingly would require further authorization by our partners before issuance.

     The following individuals are eligible to receive awards under our plan, including value appreciation rights:

     o    our officers or officers of an affiliated company;
     o    other of our employees or employees of an affiliated company;
     o individuals whose services are leased or seconded to us or to an affiliated company; and
     o consultants who perform bona fide services for us or for an affiliated company.

     Unless the plan committee determines otherwise, the exercise price of each value appreciation right may generally not be less than the fair market value on the date of grant. Except as otherwise provided by the plan committee or otherwise provided in the plan, a value appreciation right will become fully exercisable on the third anniversary of the date of grant and will expire on the tenth anniversary of the date of grant, subject to earlier expiration as provided in the plan. In the sole discretion of the plan committee, in the event of our initial public offering or an initial public offering of any affiliated company which serves as a public offering vehicle representing our business, value appreciation rights outstanding on the effective date of the public offering may be converted into stock options to purchase the publicly traded common stock of us, or if different, the public offering vehicle. If value appreciation rights are converted, then, unless the plan committee specifies otherwise, such converted stock options will become exercisable according to the terms specified by the plan committee.

     The plan committee may provide in each participant's grant document the effect that a change in control of our company (as defined in the plan) will have on his or her grant. Our board of representatives may generally amend or terminate the plan at any time. The plan will terminate on the tenth anniversary of its effective date, unless our board of representatives terminates the plan earlier or extends it with approval of the stockholders.

Vodafone Group Plc 1999 Incentive Plan

     Mr. Halford currently participates in the Vodafone Group Plc 1999 long-term incentive plan under which he received an option grant in 2002. The plan is administered at the discretion of the Vodafone Group Plc remuneration committee. Option grants are normally made within six weeks following the announcement of Vodafone's results on the London Stock Exchange for any financial period. Options granted under the plan are subject to performance conditions that are aimed to link the exercise of options to improvements in the financial performance of Vodafone. Subject to any performance conditions, options granted under the Vodafone Group Plc 1999 stock incentive plan are normally exercisable between three and ten years after their grant.

     Mr. Halford also received a restricted stock award under the plan. Eligible employees are granted an award of Vodafone ordinary shares which are transferred, together with any dividends on such shares, to the employee on a specified date if he or she remains employed by Vodafone through that date and Vodafone satisfies predetermined performance targets. Upon a change in control of Vodafone, the trustees of the plan will take whatever action they consider appropriate, including exercising their discretion to transfer any ordinary shares underlying an award. In 2002, Mr. Halford received an award of 203,870 shares at $371,605, which represents the fair market value on December 31, 2002.

Vodafone Group Profit Sharing Scheme

     Mr. Halford participated in the Vodafone Group profit sharing scheme until March 31, 2002. Under this plan, eligible employees can contribute up to 5% of their salary each month, up to a maximum of $1,070 per month, to enable trustees of the plan to purchase shares of Vodafone stock on their behalf, with an equivalent number of shares being purchased for the employee by Vodafone. As of December 31, 2002, Mr. Halford has contributed $3,211 of base salary to the plan and the value of the shares contributed by Vodafone is $3,211. The Vodafone Group profit sharing scheme was terminated on March 31, 2002 and replaced by the Vodafone Group share incentive plan on April 1, 2002 under which eligible employees may contribute up to a maximum of $201 per month but otherwise operates in a similar way to the profit sharing scheme.

Employment Arrangements

     Dennis F. Strigl. Under the terms of Mr. Strigl's employment agreement with us, he has received a base salary of at least $750,000 (and, effective January 1, 2002, at least $800,000). In addition, the agreement provides Mr. Strigl with:

     o an opportunity to earn a performance-based cash bonus in accordance with our short-term incentive plan;
     o an opportunity to earn equity awards under Verizon Communications long-term incentive plan;
     o a retention bonus, paid in July 2001, since Mr. Strigl remained in our continuous employ through June 30, 2001 equal to the sum of 100% of his 2001 base salary, 50% of his 2001 short-term incentive opportunity and 100% of his 2001 long-term incentive opportunity;
     o a one-time grant of an option to purchase 400,000 shares of Verizon Communications common stock;
     o a one-time grant of 80,000 restricted stock units with respect to shares of Verizon Communications common stock, of which one-third of the units will vest over a five-year period from the grant date, one-third of the units will vest based on the growth of the annual revenues of Verizon Communications and one-third of the units will vest based on the growth of the earnings per share of Verizon Communications common stock; and
     o    other customary benefits and perquisites.

     Mr. Strigl's employment agreement has a three-year term effective July 1, 2000, but beginning on July 1, 2001 and on each day thereafter, the remaining term will be two years except as expressly modified by the parties in writing. Under the agreement, Mr. Strigl will be entitled to the following payments and benefits if we terminate his employment without cause or if he terminates such employment for good reason, which includes the occurrence of a change in control as defined in the employment agreement:

     o a lump-sum cash payment equal to Mr. Strigl's base salary, 50% of his maximum short-term bonus opportunity and 100% of his long-term bonus opportunity for the remaining term of employment, reduced by any amounts payable under any severance plan or other arrangement that we or our subsidiaries, affiliates or portfolio companies sponsor;
     o immediate vesting of any unvested stock options, exercisable up to the earlier of the fifth anniversary of the termination of employment or the expiration of the options;
     o    outplacement services; and
     o continued benefits under a split-dollar life insurance program. As of July 2002, Verizon Communications suspended premium payments towards these executive life insurance policies pending further evaluation of the status of these policies.

     If we experience a change in control and Mr. Strigl terminates his employment for good reason, as defined in his agreement, and receives the payments described above, he will also receive a gross-up payment to offset fully the effect of any excise tax imposed by Section 4999 of the Internal Revenue Code on any excess parachute payment.

     Under the agreement, Mr. Strigl agrees that during employment and for six months following termination of employment, he will not engage in business activities relating to products or services similar to those which were or will be sold to paying customers and for which he then has responsibility to plan, develop, manage, market or oversee or had any such responsibility within his most recent 24 months of employment with us, except any such business activity whose geographic marketing area does not overlap with that of us or our subsidiaries, affiliates or portfolio companies. Further, during employment and for one year following termination of employment, Mr. Strigl will not interfere with our business relations, including for example by soliciting employees, customers, agents, representatives or suppliers.

     Lowell C. McAdam, Richard J. Lynch and S. Mark Tuller. In April of 2000, we entered into employment agreements with Messrs. McAdam, Lynch and Tuller with base salaries of $480,000, $350,000 and $320,000, respectively. In addition, the agreements provide each of these individuals with the opportunity to earn an annual cash bonus in accordance with the terms of the partnership's short-term incentive plan and to receive stock-based awards under the partnership's long-term incentive plan.

     In addition, Mr. McAdam is entitled to receive the following amounts under his previous employment agreement with Vodafone and his current retention agreement:

     o    $620,000 payable upon the termination of the employment agreement;
     o    $310,000, paid in April 2002; and
     o    $500,000, paid in October 2001 under his retention agreement.

     Each employment agreement has a three-year term effective April 3, 2000, but the term is automatically extended on a monthly basis except as expressly modified by the parties in writing. Under the agreements, each of Messrs. McAdam, Lynch and Tuller will be entitled to liquidated damages if we terminate their employment without cause or if the executive terminates such employment for good reason, as defined in the agreements, equal to:

     o 150% of their annualized base salary and short-term incentive target amount payable in 18 monthly installments;
     o continued participation in our health and dental insurance plans for 18 months following termination; and
     o    pro-rata vesting of any unvested long-term incentive awards.

     Further, if employment is terminated because it is not renewed, the executive will be entitled to liquidated damages equal to:

     o 100% of their annualized base salary and short-term incentive target amount payable in 12 monthly installments;
     o continued participation in our health and dental insurance plans for 12 months following termination; and
     o vesting of any unvested long-term incentive award in accordance with the terms of the governing plan documents.

     Under the agreements, the executives each agree that during employment and one year following termination of employment, he will not engage in business activities in the wireless communications industry within or adjacent to the partnership's geographic footprint relating to products or services similar to those of the partnership, including any products or services we or an affiliated company planned to offer. Further, during employment and the two years following termination of employment they agree not to interfere with our business relations, including for example by soliciting employees, customers, agents, representatives, suppliers or vendors under contract.

     The Human Resources Committee of the Board of Representatives has approved successor employment agreements for Messrs. McAdam, Lynch and Tuller, effective April 3, 2003, following the termination of existing employment agreements.

     Andrew N. Halford. Mr. Halford is employed by the Vodafone Group and was seconded to us for a period of two years beginning on April 1, 2002. Under the terms of his international assignment agreement with Vodafone, Mr. Halford received an annual base salary of $497,335, which includes a premium of $90,534 for his additional responsibility in the United States, and was eligible for an annual bonus of $190,500. Mr. Halford was also entitled to specified perquisites, including an automobile allowance of $38,636. Mr. Halford is paid in UK pounds sterling. All amounts above are in U.S. dollars at an exchange rate of (pound)1=$1.6095, the reference exchange rate for December 31, 2002. The arrangement requires each party to provide six months' notice in order to terminate the agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------------

     The following table sets forth information regarding beneficial ownership of our partnership interests held by:

     o    each of our named executive officers;

     o    each member of our board of representatives;

     o    each holder of more than 5% of our outstanding partnership interests;
          and

     o    all current representatives and executive officers as a group.

     To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power regarding all partnership interests.

                                                                         %
                                                                     Partnership
Name and Address of Beneficial Owner                                   Interest
------------------------------------                                ------------
Verizon Communications Inc. (1)
  1095 Ave of the Americas
  New York, NY.............................................................55.0%
Vodafone Group Plc (2)
  The Courtyard
  2-4 London Road
  Newbury Berkshire
  RG14 1JX England.........................................................45.0%
Ivan G. Seidenberg.........................................................  --
Sir Christopher Gent.......................................................  --
Lawrence T. Babbio, Jr.....................................................  --
Doreen A. Toben............................................................  --
Kenneth J. Hydon...........................................................  --
Tomas Isaksson.............................................................  --
Dennis F. Strigl...........................................................  --
Lowell C. McAdam...........................................................  --
Richard J. Lynch...........................................................  --
Andrew N. Halford..........................................................  --
S. Mark Tuller.............................................................  --
All officers and representatives as a group (11 persons)...................  --

--------------
(1) Includes partnership interests held of record by the following subsidiaries of Verizon Communications: Bell Atlantic Cellular Holdings, L.P., NYNEX PCS Inc., PCSCO Partnership, GTE Wireless Incorporated, GTE Consumer Services Incorporated and GTE Wireless of Ohio Incorporated.

(2) Includes partnership interests held of record by the following subsidiaries of Vodafone: PCS Nucleus, L.P., JV Partnerco, LLC and AirTouch Paging.

Item 13.  Certain Relationships and Related Transactions
-------------------------------------------------------------------------------

     The following descriptions are summaries of the material terms of agreements to which we or certain related persons are a party. They may not contain all of the information that is important to you. To understand these agreements fully, you should carefully read each of the agreements, copies of which have been filed as exhibits with the Securities and Exchange Commission.

U.S. Wireless Alliance Agreement

   General

     On September 21, 1999, Bell Atlantic, now known as Verizon Communications, and Vodafone entered into a U.S. wireless alliance agreement to create a wireless business composed of both companies' U.S. wireless assets. For this purpose, Verizon Communications and Vodafone agreed to amend and restate the existing partnership agreement of Cellco Partnership, which had previously been owned solely by Verizon Communications and through which Verizon Communications operated its Bell Atlantic Mobile wireless business. Pursuant to the agreement, Vodafone and Verizon Communications transferred specific U.S. wireless assets and liabilities to us in exchange for partnership interests. The assets were conveyed in two stages. The first stage occurred in April 2000 and related to the transfer of specific wireless assets and liabilities of Vodafone and Verizon Communications' interest in PrimeCo and other assets to us. The second stage occurred in July 2000 and related to the transfer of specific wireless assets and liabilities that were acquired by Verizon Communications through Bell Atlantic's merger with GTE Corporation. After these contributions, Verizon Communications has an aggregate partnership interest equal to 55%, and Vodafone has an aggregate partnership interest equal to 45%.

     Indemnification

     The agreement, as amended, provides for customary indemnification of us by Verizon Communications and Vodafone. Specifically, subject to limitations including caps, deductibles and time limitations, it provides that Verizon Communications will indemnify us for any losses that may result from, arise out of or relate to:

     o any breach of the representations, warranties or covenants contained in the alliance agreement, other than those related to tax matters;

     o any claim, litigation or proceeding arising out of events or a cause of action which existed prior to April 3, 2000, in the case of claims relating to the Cellco assets, or prior to July 10, 2000, in the case of claims relating to the assets transferred to us by Verizon Communications, with the exception of PrimeCo assets and except to the extent the claims arise out of transactions contemplated by the alliance agreement;

     o liabilities that were not assumed by us relating to Cellco assets as of April 3, 2000; and

     o liabilities that were not assumed by us relating to the assets conveyed to the partnership by Verizon Communications as of July 10, 2000.

     Similarly, subject to similar limitations, Vodafone will indemnify us for any losses that may result from, arise out of or relate to:

     o any breach of the representations, warranties or covenants contained in the alliance agreement, other than those related to tax matters;

     o any claim, litigation or proceeding arising out of events or a cause of action which existed prior to April 3, 2000, in the case of claims relating to all assets transferred to us by Vodafone in the first stage closing, or prior to July 10, 2000, in the case of claims relating to the assets transferred to us by Vodafone in the second stage closing, with the exception of PrimeCo assets and except to the extent the claims arise out of transactions contemplated by the alliance agreement;

     o liabilities that were not assumed by us relating to the assets conveyed to us by Vodafone as of April 3, 2000; and

     o liabilities that were not assumed by us relating to the assets conveyed to us by Vodafone as of July 10, 2000.

     The agreement also includes a tax indemnity by each partner to us with respect to any pre-closing income tax liability, although we are generally liable for pre-closing tax liabilities not involving income taxes.

     The agreement provides that we have to indemnify Verizon Communications and Vodafone for losses that may result from the liabilities that we have assumed or from events that occur after the applicable closing dates with respect to transferred assets.

     In connection with the alliance agreement, Verizon Communications, PrimeCo, GTE Wireless and Vodafone were required to dispose of various assets to eliminate overlapping networks. Our partners retained the cash proceeds of these dispositions. We agreed to sign an indemnity agreement in the form contemplated by the alliance agreement in connection with any disposition or acquisition made by Verizon Communications, including GTE Wireless, or Vodafone as a result of that requirement. Under these indemnity agreements, we are required to indemnify the seller for any losses it may incur as a result of indemnification it is required to provide in connection with those dispositions, unless the facts or circumstances triggering the losses were of the type that would be covered by the indemnity provided to us in the alliance agreement. In addition, those entities agreed to indemnify us for any losses arising out of assets purchased to the extent they receive reimbursement for those losses under indemnity rights in the purchase agreement.

Settlement Strategy Agreement

     Vodafone and Verizon Communications have entered into a settlement strategy agreement which sets out the principal terms upon which Vodafone and Verizon Communications intend to minimize the possibility of potential litigation and to pursue a settlement of any claims made or litigation commenced in connection with the alliance agreement. Pursuant to the agreement, we have full authority to obtain consents with respect to claimed rights of consent, rights of first refusal, put rights, default or similar claims made by a third party with respect to the assets conveyed pursuant to the alliance agreement. The parties contemplate that the resolution of third party rights with respect to a conveyed asset may result in a payment to the right holder, a sale by a party of the conveyed asset to the right holder and/or a purchase by a party of an additional ownership interest in the conveyed asset. All resulting liabilities and costs incurred after April 3, 2000 have been assumed by us.

Partnership Agreement

   Partnership Governance

     Our company is governed by a board of representatives that is comprised of four Verizon Communications representatives and three Vodafone representatives, so long as Verizon Communications and Vodafone each owns at least 20% of the partnership. Other than as described below, a majority of our board of representatives can make all decisions.

     The partnership agreement provides that the following matters require approval by at least two representatives of each of Verizon Communications and Vodafone so long as Vodafone and its included affiliates, as defined under "--Restrictions on Transfer", owns at least 20% of the partnership:

     o our engagement in any line of business or activity other than the business described below under "--Business of the Partnership" or any other business that is necessary, appropriate or incidental thereto;

     o our voluntary dissolution or liquidation or similar actions, or any action contrary to the preservation and maintenance of our existence, rights, franchises and privileges as a Delaware general partnership;

     o any acquisition or disposition or series of related acquisitions or dispositions of assets, net of liabilities, of the partnership, which in the aggregate have a fair market value in excess of 20% of the fair market value of all of our net assets on a consolidated basis;

     o transactions, other than transactions under some existing agreements, between us and a partner or an affiliate of the partner having a value in excess of amounts that range between $10.0 million and $25.0 million, depending on the type of transaction, or having a term in excess of five years;

     o the issuance by us of any partnership interests, or the admission of any partners to the partnership, other than issuances of partnership interests to, or the admission as a partner of members of the Verizon group, members of the Vodafone group or their respective permitted transferees in accordance with the provisions of the alliance agreement, the investment agreement or the partnership agreement;

     o mergers, consolidations or similar transactions other than acquisitions by us that do not involve the issuance of partnership interests as consideration and for which approval would not otherwise be needed by any other provision;

     o the redemption or repurchase by us of any partnership interests unless expressly permitted by the alliance agreement, the investment agreement or the partnership agreement;

     o any amendment or modification to the partnership agreement, except for any amendment or modification to the current distribution policy after it expires;

     o any capital contributions to us by any partner other than their initial capital contribution; and

     o the selection, or any decision to remove, our independent auditors if they are also the principal independent auditor for Verizon Communications.

As a result of provisions summarized above, Vodafone has veto power over these significant actions.

     In addition, Vodafone has the right to appoint one of our significant officers so long as it holds at least 20% of our partnership interests. Mr. Halford, our Vice President and Chief Financial Officer, was selected by Vodafone.

   Distributions

     The partnership agreement requires that we make certain distributions to our partners related to taxes. We are also required, subject to compliance with financial tests, including a 2.5 to 1 leverage ratio and 5 to 1 interest coverage ratio (unless less restrictive ratios are selected by officers of our company), to pay additional distributions to our partners in an amount equal to 70% of our pre-tax net income from continuing operations plus amortization expense related to the amortization of intangible assets arising out of transactions contemplated by the alliance agreement, to the extent this amount exceeds the tax distribution. We made distributions of $691 million in February 2001, $862 million in August 2002 and $1,225 million in February 2003. Approximately $112 million of the distribution in February 2003 represented a supplemental distribution. We did not make scheduled distributions in August 2001 and February 2002 because the payments were limited by the 2.5 to 1 leverage ratio stipulated in the partnership agreement.

     This distribution policy applies until the earlier to occur of (1) April 3, 2005 and (2) the date when Vodafone and its included affiliates cease to own, directly or indirectly, at least 20% of all outstanding partnership interests.

     After the current distribution policy expires, we must continue tax distributions, and a new distribution policy is expected to be set that may provide for additional distributions above tax distributions. In making a decision on a new distribution policy, relevant factors, including our financial performance and capital requirements will be taken into account.

     As an exception to the general allocation and distribution provisions in the partnership agreement, the partnership agreement provides that if we dispose of an asset with a built-in gain for tax purposes contributed at the first stage closing in April 2000 or that was contributed to the partnership in the second stage closing in July 2000, in accordance with applicable tax rules the taxable gain recognized on the disposition of such asset to the extent of the remaining original built-in gain in existence at the time of disposition will be specially allocated to the contributing partner. The partnership agreement also provides for a special distribution, and a special allocation of income, to the contributing partner in respect of such built-in gain.

   Business of the Partnership

     Unless otherwise approved by Verizon Communications and Vodafone, the partnership agreement limits our business to the acquisition, ownership, operation and maintenance, with the goal of maximizing long-term value, of a wireless communications network that provides a full range of wireless voice and data services, including wireless Internet access and long-distance resale, throughout the U.S. to the extent that these services are commercially economic or are competitively necessary, as well as any business necessary, appropriate or incidental to that business.

   Non-competition

     The partnership agreement provides that no partner or affiliate of a partner may engage in the provision of mobile telecommunications services, whether directly or as a reseller, in the U.S., but excluding Puerto Rico and its other possessions and territories, including mobile third generation services delivered over any wireless spectrum, other than through the partnership. These prohibitions generally do not restrict partners or their affiliates from the following:

     o fixed wireless local loop or wireless telecommunications businesses engaged in by a partner or its affiliates as an adjunct to its wireline service offering, fixed wireless high speed data services, fixed wireless video services and satellite communications services;

     o any wireless business opportunity that is rejected by our board of representatives so long as each of the representatives designated by that partner voted in favor of the partnership's pursuit of that business; provided that once that partner begins to pursue that business opportunity, the other partners may also do so;

     o any wireless activity engaged in by an entity in which a partner owns less than 40% of the total equity and with respect to which such partner does not have more than protective rights;

     o any investment in any entity to the extent that it does not exceed 10% of the equity of that entity except as a result of equity repurchases or recapitalizations;

     o any wireless business acquired by Verizon Communications or Vodafone, or their respective affiliates, as part of a larger business combination where the wireless business does not represent more than 40% of the total value of the acquired business;

     o any significant corporate transaction to which either Verizon Communications or Vodafone is a party and which results in a significant change in control of Verizon Communications or Vodafone;

     o a partner from owning or acquiring specified assets identified in the alliance agreement; or

     o a partner or any of its affiliates from selling the partnership's mobile telecommunications services (1) as an agent of the partnership or (2) on a "bundled" basis with wireline services, so long as the partner provides the partnership with the opportunity to purchase wireline services from the partner.

     The partnership agreement provides that the non-competition provisions terminate upon the earliest of (1) the date the partnership interest held by Verizon Communications and its affiliates decreases to less than 40%, (2) the date the partnership interest held by Vodafone and its included affiliates decreases to less than 20% and (3) July 10, 2005, subject to repeated one-year extensions so long as Vodafone and its included affiliates hold at least 25% of our outstanding partnership interests.

     Other than the non-compete provisions described above, the partnership agreement does not limit the businesses or activities of any partner even if those businesses or activities are competitive with us. The agreement further states that if a partner or its affiliates, officers, directors or employees acquire knowledge of a corporate opportunity that may be an opportunity for both us and that partner, it will not have any obligation to transmit the opportunity to us and will have no liability for choosing to pursue the opportunity itself.

   Restrictions on Transfer

     A partner generally does not have the right, directly or indirectly, to transfer any of the partnership interest held by that partner, other than the following permitted transfers:

     o Transfers in accordance with the alliance agreement and the investment agreement.

     o A partner does have the right, without the consent of the other partners, to transfer ownership of all or any part of its partnership interest to a wholly-owned subsidiary of the partner and to make transfers of 10% or more of its partnership interest, or up to three transfers totalling up to 10%, to any of its affiliates if 50% of the common equity and voting power in the affiliate is owned by the partner. Wholly-owned subsidiaries and these other affiliates who receive less than 10% of the partnership interests are referred to as "included affiliates." Verizon Communications, its subsidiaries and its affiliates that receive partnership interests in accordance with this paragraph are referred to as the Verizon Group, and Vodafone, its subsidiaries and affiliates who similarly receive partnership interests are referred to as the Vodafone group.

     o Any partner may generally transfer a 10% or greater partnership interest to any single person, subject to rights of first refusal held by each other partner, that, together with its wholly-owned subsidiaries, owns more than 20% of our partnership interests. Sales by Verizon Communications and its affiliates are not subject to this right of first refusal. However, so long as Vodafone holds at least 30% of our total outstanding partnership interests, then Vodafone will have an option, at a price that would include a 2% premium, to purchase any partnership interest which Verizon Communications intends to transfer if, as a result of the transfer, a third party would succeed to Verizon Communication's representative designation rights or Verizon Communications or the transferee becomes unable to report their earnings and results of operations with those of the partnership on a consolidated basis.

     Notwithstanding these exceptions, the partners may not sell partnership interests to specified major competitors of Verizon Communications or Vodafone.

     A transferee of an amount of partnership interests equal to at least 25% of our partnership interests from Vodafone and its wholly-owned subsidiaries is entitled, if so designated by Vodafone, to the rights of Vodafone contained in the partnership agreement and all references to Vodafone would then refer instead to the transferee. Any transferee of an amount of partnership interests equal to at least 20% of our partnership interests from Verizon Communications and its wholly-owned subsidiaries is entitled, if so designated by Verizon Communications, to the rights of Verizon Communications contained in the partnership agreement and all references to Verizon Communications would then refer instead to the transferee. Any transferee described in this paragraph is known as an "exit transferee," and any transfer to an exit transferee is subject to rights of first refusal as described above.

     The partnership agreement provides that defined instances of a "change in ownership" of a partner will be deemed to be a proposed transfer of the partnership interest to which some of the provisions relating to transfers of partnership interests will apply. Neither Verizon Communications' nor Vodafone's right to select representatives, or Vodafone's approval rights over significant decisions will be transferred to the new holder in the event of a change of control unless the holder is an exit transferee. A spin-off or split-off of an entity holding interests in us by Verizon Communications or Vodafone or their affiliates will not be considered a change in ownership if the partnership interests held by the entity constitute not more than 75% of the fair market value of the entity's assets.

Investment Agreement

     On April 3, 2000, we, Verizon Communications and Vodafone entered into an investment agreement.

   Vodafone's Put Right

     Phase I option

     The agreement permits Vodafone to require our company to repurchase from it and its included affiliates partnership interests at a price equal to their market value in July 2003 and/or July 2004. The aggregate amount that we are required to purchase upon exercise of this right may not exceed $10 billion.

     Phase II option

     The agreement permits Vodafone to require our company to repurchase from it and its included affiliates partnership interests at a price equal to their market value in July 2005, July 2006 and/or July 2007 in exchange for the consideration described below. The aggregate amount that we are required to purchase upon exercise of this right may not exceed $20 billion less the amount paid in connection with any exercises of the right described in the prior paragraph. In addition, no single exercise of the right may be for an amount in excess of $10 billion.

     Market value will be determined on the date when the notice of exercise is sent. In determining the market value of Vodafone's interests, we will use an amount agreed to by Verizon Communications and Vodafone or, if they cannot agree, the amount determined by arbitrators. If there has been an initial public offering, the market value will be determined by reference to the trading price of common stock of our managing general partner. The percentage of Vodafone's interest in the partnership to be sold, in connection with an exercise, shall be reduced to reflect accretion in the market value between the date of the notice and the date of settlement at a rate equal to LIBOR plus 1.0% for the first 30 days and LIBOR plus 2.0% thereafter less any distributions declared by Verizon Wireless and paid to Vodafone with respect to the interest being sold subsequent to the notice. In the event Vodafone seeks to exercise the option for an amount greater than its total ownership, we are required to pay it the value of all of its interests plus for the period between the date of notice and the date of settlement an amount equal to LIBOR plus 1.0% for the first 30 days and LIBOR plus 2.0% thereafter less any distribution declared by Verizon Wireless and paid to Vodafone with respect to the interest being sold subsequent to the notice.

     Verizon Communications' obligations

     Under the agreement, Verizon Communications has the right to obligate itself or its designee, rather than us, to purchase some or all of the interests covered by the options described above. However, even if Verizon Communications exercises this right, Vodafone has the option to require us to purchase up to $7.5 billion of interests in connection with the phase II option in the form of assumed debt or other consideration, as described below under "--Consideration to be paid upon exercise of the option." In addition, Verizon Communications is obligated to purchase interests that we fail to repurchase, but its liability for all these failures cannot exceed $5 billion for the phase I option or $10 billion for the phase II option less amounts paid in respect of the phase I option.

     Consideration to be paid upon exercise of the option

     Verizon Communications will have the right to deliver to Vodafone cash or, at Verizon Communications' option, shares of Verizon Communications common stock. Verizon Communications will be required to grant registration rights to Vodafone with respect to any of these shares of common stock.

     We will be required to pay cash. However, in connection with up to $7.5 billion of interests to be purchased pursuant to the phase II option, Vodafone may require us to assume debt of Vodafone or its designee, or incur debt and distribute the proceeds to Vodafone or its designee. The debt:

     o    shall be provided by a third-party lender;

     o shall mature 10 years after the date of exercise of the option and not require any amortization of principal for at least eight years;

     o    shall be redeemable at the partnership's option after eight years;

     o except as stated below, shall be nonrecourse to any existing or future partners of the partnership; and

     o may be guaranteed, at Vodafone's sole option, by Vodafone or its designee.

     We will not be permitted to make any prepayments, voluntarily take any action that would result in acceleration of the debt or waive any rights or provide any guarantee or similar credit enhancement for a period of eight years if the result would be to cause the debt to be allocated under Internal Revenue Code Section 752 to persons other than persons from which the assumed debt was assumed.

     In lieu of requiring us to assume debt, Vodafone may elect to receive such amount pursuant to an alternative structure that would be more tax-efficient for it and would not have a material adverse effect on us. Vodafone will be required to reimburse Verizon Communications for any resulting postponement in the realization of tax benefits.

     We and Verizon Communications are also required to cooperate to change the above-described structure if an alternative structure would have more favorable tax consequences for Vodafone so long as we and Verizon Communications would not be adversely affected or would be indemnified for any losses caused by the change.

   Initial Public Offering

     The agreement prohibits any direct or indirect public offering of ownership interests in the partnership except issuances of stock by a newly created general partner as described below or in the form of a tracking stock or other shares of stock issued by Verizon Communications or Vodafone.

     Verizon Communications has the right at any time to monetize all or part of its investment in us by causing an initial public offering of our equity, and Vodafone has a similar right beginning in April 2003. The initial public offering would occur through the creation of a general partner that would issue the equity and transfer the proceeds to the selling holder in exchange for partnership interests. The initiating party is required to propose a structure that preserves our partnership status for tax purposes, does not make us or the public offering vehicle a registered investment company and does not modify in any material respect the allocation of governance or economic rights in us. The agreement provides that holders of partnership interests must be permitted to exchange their interests for shares of common stock of the initial public offering vehicle. We had previously announced our intention to undertake an initial public offering of indirect ownership interests in the partnership, subject to market and other conditions. The offering would have been effectuated by Verizon Wireless Inc., a newly formed company that would have contributed the proceeds of its initial public offering of common stock to us in exchange for a partnership interest and becoming our managing general partner. Verizon Wireless Inc. filed a Form S-1 registration statement for the offering with the Securities and Exchange Commission on August 24, 2000 and an amendment to the registration statement on November 28, 2001. Verizon Wireless Inc. withdrew the registration statement on January 29, 2003, stating that the company currently had no significant funding needs that would require it to consummate the offering.

   Registration Rights

     Any new general partner formed as described above must grant registration rights to Verizon Communications and Vodafone requiring it to register shares of its common stock issued to them in exchange for partnership interests. It will be required to use best efforts to register under the Securities Act any of those shares of common stock for sale in accordance with the intended method of disposition, subject to customary deferral rights. Each holder will have an unlimited number of demand registration rights, but no demand may be made unless the shares to be registered have a market value on the demand date of at least $200 million. In addition, the holders will have the right to include their shares in other registrations of equity securities other than on Form S-4 or S-8, subject to customary cutback provisions, although Verizon Communications and Vodafone are cut back only after all other holders, including holders exercising their own demand rights, are cut back.

     In addition, the agreement provides that the partnership is required to pay all registration expenses, including all filing fees and other fees and expenses, other than underwriting discounts and commissions and the fees of counsel, accountants or other persons retained by the holders. The agreement also contains customary indemnification and contribution provisions.

Verizon Communications Intellectual Property Arrangements

   Patents

     Subsidiaries of Verizon Communications own various patents related to the provision of wireless services. Under a license agreement, the subsidiaries have granted us a perpetual, irrevocable, non-exclusive and non-transferable license to use some of these patents and related know-how in connection with the manufacture, sale and import of wireless telecommunications goods and services in the U.S., its territories and possessions. We also have the right to sublicense this property to resellers, vendors, agents, distributors, exclusive dealers and similar persons. We are not required to pay any royalties for use of these patents.

     Pursuant to the alliance agreement, Verizon Communications will license or transfer to us its rights to GTE Wireless patents regarding the provision of wireless services used exclusively by GTE Wireless previously in its business in the U.S.

   Trademarks and Domain Names

     Verizon Communications has licensed trademarks, service marks, trade names and domain names to us. We are not required to pay any royalties or fees for use of these trademarks, service marks, trade names and domain names. Most notably, Verizon Communications owns the "Verizon" and "Verizon Wireless" brand names and some service offering names. The license agreements grant non-exclusive, non-transferable licenses to use the trademarks, service marks, trade name and domain names in connection with the marketing, advertising, sale and provision of wireless communications goods and services in the U.S., its territories and possessions. We also have the right to sublicense this intellectual property to resellers, vendors, agents, distributors, exclusive dealers and similar persons. The licenses include quality control standards governing our use of the intellectual property.

     The license to use the "Verizon" and "Verizon Wireless" brand names will expire 2 1/2 years after the first day an alternate brand is adopted or Verizon Communications ceases to own any interest in the partnership. Verizon Communications may also terminate upon breach or insolvency or upon our failure to perform any material obligations under the license. In addition, pursuant to the alliance agreement between Verizon Communications and Vodafone, we are required to change our brand name and discontinue the use of any trademarks owned by Verizon Communications at any time if we are directed to do so by Verizon Communications.

     The license to use some service offering marks will terminate on the date that Verizon Communications ceases to own any interest in the partnership. This license may also be terminated upon 30 days written notice in the event of the partnership's breach or insolvency.

     Pursuant to the alliance agreement, Verizon Communications will license or transfer to us its rights to various GTE Wireless trademarks, service marks, trade names and other intellectual property regarding the provision of wireless services.

Vodafone Intellectual Property Arrangements

   Patents

     Vodafone Americas, Inc., formerly AirTouch, has assigned various patents regarding the provision of wireless services outright to us or another subsidiary of Verizon Communications. We have granted back to AirTouch a royalty free, perpetual, non-exclusive worldwide license to the patents, with the right to sublicense them to third parties. We have agreed that we will not license or otherwise transfer the patents to Verizon Communications, including its other affiliates and subsidiaries, without AirTouch's prior written permission.

   Software License Agreement

     Vodafone Americas, Inc., formerly AirTouch, has also irrevocably assigned and transferred to us some of its software and related rights. We have granted back to AirTouch a perpetual worldwide, irrevocable, royalty-free, non-exclusive transferable license to sell, use, copy and otherwise fully exploit the software.

Tower Arrangements

     We generally lease or pay a monthly fee for, rather than own or control, the tower space on which our antennas are located. Prior to the formation of the partnership, Bell Atlantic Mobile, GTE Wireless and Vodafone each entered into separate transactions with different tower management companies to sell or lease on a long-term basis the majority of their communications towers and related assets. In connection with each of these transactions, Bell Atlantic Mobile, GTE Wireless and Vodafone either entered into global leases for, or reserved antenna space on, each of the towers in exchange for a monthly rental or site maintenance payment. The tower companies are also required to build and manage future towers on which our antennas will be located. In two of the agreements, the tower company entered into a joint venture with one of our partners. Each of the tower monetization transactions with those joint ventures is summarized below:

     Bell Atlantic Mobile

     In March 1999, Bell Atlantic Mobile formed a joint venture with Crown Castle to own and operate approximately 1,500 towers, representing substantially all the towers then owned by Bell Atlantic Mobile. The joint venture is controlled and managed by Crown Castle, which owns a controlling interest of 58%, while a subsidiary of Verizon Communications owns a minority interest of 42%. Under the agreement, the joint venture was entitled to build and own the first 500 towers built for Bell Atlantic Mobile's wireless network after the date of the agreement; however, the parties agreed to end their obligations related to such towers in 2002. The joint venture leases antenna space on the towers to us at monthly rates ranging from $1,585 to $2,325 per tower, with annual increases of 3% or the percentage increase in the consumer price index, whichever is greater.

     GTE Wireless

     In January 2000, GTE Wireless formed a joint venture with Crown Castle to own and operate approximately 2,300 towers, representing substantially all the towers then owned by GTE Wireless not including the towers purchased as part of the Ameritech properties acquisition. The joint venture is controlled and managed by Crown Castle, which owns a controlling interest of 80.1%, while a subsidiary of Verizon Communications owns a minority interest of 19.9%. Under the agreement, the joint venture was entitled to build and own the first 500 towers built for GTE Wireless' network after the date of the agreement; however, the parties agreed to end their obligations related to such towers in 2002. The joint venture leases antenna space on the towers to us at the monthly rate of $1,400 per tower, with annual increases of 4%. At the same time, GTE Wireless and Crown Castle also signed a letter agreement giving GTE Wireless the right to contribute up to 600 towers acquired as part of the acquisition of the Ameritech properties on substantially the same terms and conditions described above which transaction closed in August 2000.

     Vodafone

     In August 1999, AirTouch Cellular signed a definitive agreement with American Tower Corporation for the sublease of all unused space on approximately 2,100 of its communications towers, in exchange for approximately $800 million plus a five-year warrant to purchase three million American Tower shares at $22 per share. In February 2000, AirTouch Cellular also signed a definitive agreement with SpectraSite Holdings, Inc. for the sublease of unused space on approximately 430 of its towers in exchange for $155 million. As of December 31, 2002, approximately 2,200 towers have been subleased, at the monthly rate of $2,000 per tower. Management believes that the remaining towers will not be subleased. The tower sublease agreements require monthly maintenance fees for the existing physical space used by our cellular equipment. Vodafone also entered into exclusive three-year build-to-suit agreements with American Tower and SpectraSite to produce new towers in strategic locations. The build-to-suit agreements were assumed by us upon the closing of the AirTouch Properties acquisition; however the parties agreed to terminate the build-to-suit agreement with SpectraSite in 2002. The build-to-suit agreement with American Tower expired in January, 2003.

     Upon the formation of the partnership, Verizon Communications and Vodafone agreed that proceeds from tower monetization transactions entered into prior to April 3, 2000 are excluded from the assets of the partnership. The partners further agreed that they could cause us to enter into further tower monetization transactions with respect to towers contributed to us by such partners, excluding any towers previously used by PrimeCo. The proceeds from these transactions were to be excluded from the assets of the partnership if the transaction was entered into by April 3, 2001 and is consummated by April 3, 2003, although we would be liable for the financial obligations incurred in those transactions. No such additional tower monetization transactions were entered into.

Financing Arrangements

     In connection with the alliance agreement, Verizon Communications and Vodafone contributed to us approximately $9.5 billion of debt, including $5.5 billion of intercompany obligations incurred by Verizon Communications subsidiaries and $4 billion from Vodafone.

     Existing intercompany loans and any additional intercompany loans that may be made to us to fund future debt financing requirements will be provided by Verizon Communications or its affiliates at interest rates and other terms that will be no less favorable than the interest rates and other terms that we would be able to obtain from third parties, including the public markets, without the benefit of a guaranty by Verizon Communications or any of its affiliates. As of December 31, 2002, the partnership had approximately $9.4 billion of outstanding indebtedness borrowed from affiliates of Verizon Communications at a weighted average interest rate of 5.6%. This includes a $350 million term note from an affiliate of Verizon Communications that bears a fixed interest rate of approximately 8.9% per year. This term note was made in connection with our acquisition of the wireless assets of Price Communications Wireless on August 15, 2002. It is guaranteed by Price Communications Wireless and matures on the earlier of February 15, 2007 or six months following the occurrence of certain specified events. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Debt Service."

     We had agreements with an entity owned by Verizon Communications and Vodafone that operated overlapping properties in Chicago, Houston and Richmond that we were required to dispose of pursuant to FCC regulations and which has since been sold. Pursuant to the agreements, we provided transition services and products and employee services and licensed trademarks and copyrighted materials. As of December 31, 2002, the entity has incurred charges and has an outstanding balance due of approximately $202 million, including interest.

Other Services Provided to Verizon Communications

     Since our formation, we have provided tax services to Verizon Communications related to resolving tax disputes and controversies relating to periods prior to our formation. For the year ended December 31, 2001 we have charged Verizon Communications a total of $0.6 million for these services. Tax services provided to Verizon Communications were immaterial for the twelve months ended December 31, 2002.

     For the years ended December 31, 2000, 2001 and 2002, in the normal course of business, we recorded revenues related to transactions with Verizon Communications affiliated companies of $51 million, $39 million and $20 million, respectively.

Other Services Provided by Verizon Communications

     Direct Telecommunication and Data Processing

     We incurred direct telecommunication and data processing charges of $272 million, $201 million and $281 million for the years ended December 31, 2000, 2001 and 2002, respectively, for services provided by subsidiaries and affiliates of Verizon Communications including, but not limited to the following services: telephone, network interconnection, switching and directory assistance.

     General Services

     We have agreements with Verizon Communication subsidiaries and affiliates, primarily relating to former GTE entities, for the provision of general management and administrative services, including but not limited to payroll, accounts payable, legal management, tax, accounting, procurement, inventory management, real estate and information technology services. We incurred total charges of approximately $142 million, $31 million and $30 million for the years ended December 31, 2000, 2001 and 2002, respectively for general management and administrative services. Our need for these services has decreased as a result of the combination of the businesses that form Verizon Wireless, as many of these services were provided to GTE Wireless entities, which had less of a management infrastructure than we currently have.

     Billing Services

     We incurred charges of approximately $49 million for the year ended December 31, 2000, respectively, for bill preparation and printing services provided by a subsidiary of Verizon Communications. Effective January 2001, an independent third party provided all bill preparation and printing services for us.

     Roaming and Clearinghouse Services

     We incurred charges of approximately $24 million and $62 million for the years ended December 31, 2000 and 2001, respectively, for roaming settlement, fraud detection and call clearinghouse services provided by GTE
Telecommunications Services Incorporated, a subsidiary of Verizon
Communications. In February 2002, that subsidiary was sold to an unrelated third-party.

     We have entered into a roaming agreement with a subsidiary of Verizon Communications to permit our subscribers to use its network in Puerto Rico, where we do not have a license to provide services, and to permit its subscribers to roam on our network. Under the agreement, we paid $1.5 million, $0.9 million and $1.4 million for the years ended December 31, 2000, 2001, and 2002, and received $1 million, $2.6 million and $1.4 million for the years ended 2000, 2001 and 2002, respectively.

     Leases

     We incurred charges of approximately $2 million, $3 million and $2 million for the years ended December 31, 2000, 2001 and 2002, respectively, for leases for company vehicles and buildings from subsidiaries of Verizon Communications.

     Sales and Distribution Services

     We incurred charges of $8 million, $5 million and $18 million for the years ended December 31, 2000, 2001 and 2002, respectively, for commissions and other sales expenses related to the sale and distribution of our products and services by subsidiaries and affiliates of Verizon Communications.

     Lockbox Services

     We currently purchase lockbox services from Verizon Communications at market rates. For the years ended December 31, 2000, 2001 and 2002, in the normal course of business, we made lockbox payments of $5 million, $5 million and $11 million, respectively.

     Insurance

     We currently purchase property and casualty insurance from affiliates of Verizon Communications at market rates. For the years ended December 31, 2000, 2001 and 2002, in the normal course of business, we paid $4 million, $8 million and $17 million, respectively.

     Warranty Repairs

     We incurred charges of approximately $1 million and $2 million for the years ended December 31, 2001 and 2002, respectively, for warranty repairs on cellular handsets provided by Verizon Logistics, a subsidiary of Verizon Communications.

      Other Agreements

     In April 2002, Cellco Partnership sold all of its rights in eight A-block 10 MHz Wireless Communications Service licenses to an affiliate of Verizon Communications for a purchase price of $5 million.


Item 14.  Controls and Procedures
-------------------------------------------------------------------------------

     (a) Evaluation of disclosure controls and procedures. We first became subject to reporting requirements under the Securities Exchange Act of 1934 in October 2002, when our registration statement on Form S-4 was declared effective. We implemented disclosure controls and procedures (as defined below) beginning at such time.

     Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of
1934), as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"). They have concluded that as of the Evaluation Date, the registrant's disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared.

     (b) Changes in internal controls. There were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------------

(a)  Documents filed as part of this report:
                                                                            Page
                                                                            ----
     (1)  Report of Independent Auditors                                      61

          Financial Statements covered by Report of Independent Auditors:
             Consolidated Statements of Operations and Comprehensive Income   62
             Consolidated Balance Sheets                                      63
             Consolidated Statements of Cash Flows                            64
             Consolidated Statements of Changes in Partners' Capital          65
             Notes to Consolidated Financial Statements                       66

     (2)  Financial Statement Schedule

             Report of Independent Auditors                                   87
             Schedule II - Valuation and Qualifying Accounts                  88

     (3)  Exhibits


Exhibit Number
--------------

3.3 Cellco Partnership Amended and Restated Partnership Agreement dated as of April 3, 2000 (incorporated by reference to Verizon Wireless Inc. Form S-1 (No.333-44394))

3.3.1 Amendment and Joinder to Cellco Partnership Amended and Restated Partnership Agreement dated as of July 10, 2000 (incorporated by reference to Cellco's Form S-4 (No. 333-92214))

4.1 Indenture dated as of December 17, 2001 among Cellco Partnership and Verizon Wireless Capital LLC as Issuers and First Union National Bank as Trustee (incorporated by reference to Cellco's Form S-4 (No. 333-92214))

4.2 Form of global certificate representing the Floating Rate Notes due 2003 (incorporated by reference to Cellco's Form S-4 (No. 333-92214))

4.3 Form of global certificate representing the 5.375%Notes due 2006 (incorporated by reference to Cellco's Form S-4 (No. 333-92214))

10.1 U.S. Wireless Alliance Agreement dated September 21, 1999 (incorporated by reference to Bell Atlantic Corporation Form 10-Q for quarter ended September 30, 1999)

10.2 Amendment to U.S. Wireless Alliance Agreement dated as of April 3,2000 (incorporated by reference to Verizon Wireless Inc. Form S-1 (No.333-44394))

10.3 Investment Agreement dated as of April 3, 2000 among Vodafone AirTouch Plc, Bell Atlantic Corporation and Cellco Partnership (incorporated by reference to Verizon Wireless Inc. Form S-1 (No.333-44394))

10.4 Settlement Strategy Agreement dated as of September 21, 1999 by and between Vodafone AirTouch Plc and Bell Atlantic Corporation (incorporated by reference to Verizon Wireless Inc. Form S-1 (No.333-44394))

10.5 Amendment to Settlement Strategy Agreement dated as of April 3, 2000 (incorporated by reference to Verizon Wireless Inc. Form S-1 (No.333-44394))

10.6 Form of Indemnity Agreement related to dispositions of conflicted systems (incorporated by reference to Verizon Wireless Inc. Form S-1 (No.333-44394))

10.7 Secondment Agreement among Vodafone AirTouch Plc, Bell Atlantic Corporation and Cellco Partnership (incorporated by reference to Verizon Wireless Inc. Form S-1 (No.333-44394))

10.8 Bell Atlantic Stock Option Program (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))

10.9 Software Assignment and License Agreement dated as of April 3, 2000 between AirTouch Communications, Inc. and Cellco Partnership (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))

10.10 Intellectual Property Assignment dated as of April 3, 2000 between AirTouch Communications, Inc. and Cellco Partnership (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))

10.11 Patent License Agreement dated as of April 3, 2000 between AirTouch Communications, Inc. and Cellco Partnership (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))

10.12 Transition Services Agreement dated as of April 3, 2000 between Vodafone AirTouch Plc and Cellco Partnership (incorporated by reference to Verizon Wireless Inc. Form S-1 (No.333-44394))

10.13 Patent License Agreement dated as of April 3, 2000 between Bell Atlantic Cellular Holdings, L.P. and NYNEX PCS Inc. (collectively, "Licensors"), and Cellco Partnership (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394)).

10.14 Trademark and Domain License Agreement dated as of April 3, 2000 between Licensors and Cellco Partnership (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))

10.15 Trademark and Domain License Agreement dated as of April 3, 2000 between Licensors and Cellco Partnership (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))

10.16 Trademark and Domain License Agreement dated as of April 3, 2000 between Licensors and Cellco Partnership (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))

10.17 Trademark and Domain Name License Agreement dated as of April 3, 2000 between AirTouch Communications, Inc. and Cellco Partnership (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))

10.18 Verizon Wireless Executive Savings Plan, as amended and restated, effective January 1, 2001 (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))

10.19   [Reserved]

10.20 Bell Atlantic NYNEX Mobile Executive Transition and Retention Retirement Plan, as amended and restated, effective May 19, 2000 (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))

10.21 Vodafone Americas Asia Inc. Deferred Compensation Plan (formerly AirTouch Communications Deferred Compensation Plan), as amended and restated, effective as of June 1, 1998 (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))

10.22 Employment contract dated November 2, 2000 between Dennis Strigl and Verizon Wireless Inc. (incorporated by reference to Verizon Communications Inc. Exhibit 10f to Form 10-Q for the period ended September 30, 2000 (No. 001-08606))

10.23 International assignment agreement effective as of April 1, 2002 between Andrew Halford and Vodafone Group Services Ltd.

10.24 Employment agreement effective as of April 3, 2000 between Lowell McAdam and Cellco Partnership (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))

10.25 Employment agreement effective as of April 3, 2000 between Richard Lynch and Cellco Partnership (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))

10.26 Employment agreement effective as of April 3, 2000 between S. Mark Tuller and Cellco Partnership (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))

10.27   [Reserved]

10.28   [Reserved]

10.29 Transaction Agreement dated as of December 18, 2001 among Price Communications Corporation, Price Communications Cellular Inc., Price Communications Cellular Holdings, Inc., Price Communications Wireless, Inc., Cellco Partnership and Verizon Wireless of the East LP (Filed as
        Exhibit 10.1 to Price Communications Corporation 's Current Report on Form 8-K dated as of December 18, 2001 and incorporated by reference herein)

10.30 Vodafone Group Pension Scheme Second Definitive Deed and Rules dated May 28, 1999 (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))

10.31   [Reserved]

10.32 Vodafone Group Profit Sharing Scheme Trust Deed dated September 29, 1992 (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))

10.33 Vodafone Group Profit Sharing Scheme Supplemental Deed to the Trust Deed dated March 27, 1998 (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))

10.34 Rules of the Vodafone Group 1998 Executive Share Option Scheme (July 1998,Final Version) (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))

10.35 The Rules of the Vodafone Group Plc Share Option Scheme, as approved on September 14, 1988 and amended from time to time (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))

10.36 Definitive Agreement between Cellco Partnership and Lucent Technologies Inc. dated March 16, 2001 (1)

10.37 2000 Verizon Wireless Long-Term Incentive Plan as amended and restated effective July 10, 2000 (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))

10.38   [Reserved]

10.39 Amendment No.1 to the Transaction Agreement (previously filed as an exhibit to Verizon Wireless of the East LP 's Registration Statement on Form S-4 filed on May 31, 2002 (No.333- 82408 and 333-82408-01) and incorporated by reference herein).

10.40 Letter Agreement dated July 16, 2002 among Price Communications Corporation, Price Communications Cellular Inc., Price Communications Cellular Holdings, Inc., Price Communications Wireless, Inc., Cellco Partnership and Verizon Wireless of the East LP, amending the Transaction Agreement (previously filed as an exhibit to Verizon Wireless of the East LP 's Quarterly Report on Form 10-Q filed on August 14, 2002 and incorporated by reference herein).

10.41 Letter Agreement dated August 9, 2002 among Price Communications Corporation, Price Communications Cellular Inc., Price Communications Cellular Holdings, Inc., Price Communications Wireless, Inc., Verizon Communications Inc., Verizon Wireless Inc., Cellco Partnership and Verizon Wireless of the East LP and Verizon Communications Inc., amending the Transaction Agreement (previously filed as an exhibit to Verizon Wireless of the East LP's Quarterly Report on Form 10-Q filed on August 14,2002 and incorporated by reference herein).

10.42 Letter Agreement dated August 15, 2002 among Price Communications Corporation, Price Communications Cellular Inc., Price Communications Cellular Holdings, Inc., Price Communications Wireless, Inc., Cellco Partnership and Verizon Wireless of the East LP, amending the Transaction Agreement (previously filed as an exhibit to Verizon Wireless of the East LP 's Current Report on Form 8-K filed August 26,2002 and incorporated by reference herein)

10.43 Promissory Note dated August 15, 2002 made by Verizon Wireless of the East LP and payable to Verizon Investments Inc. in the principal amount of $350 million (previously filed as an exhibit to Verizon Wireless of the East LP's Current Report on Form 8-K filed August 26, 2002 and incorporated by reference herein)

10.44 Verizon Communications Inc. Verizon Income Deferral Plan, effective January 1, 2002 (incorporated by reference to Verizon Communications Inc. Form 10-Q for the period ended June 30, 2002 (No. 001-08606))

10.45 Vodafone Group Plc 1999 Long Term Stock Incentive Plan (incorporated by reference to Vodafone Group Plc Annual Report on Form 20-F for the financial year ended March 31, 2001 (No. 001-10086))

10.46 Bell Atlantic Executive Management Retirement Income Plan (restated as of January 1, 1996)

10.47 Verizon Wireless Retirement Plan, as amended and restated, effective January 1, 2001

10.48 Verizon Enterprises Management Pension Plan, as amended and restated, effective January 1, 2002

10.49 Verizon Communications Inc. Long-Term Incentive Plan (incorporated by reference to Verizon Communications Inc. 2001 Proxy Statement filed March 12, 2001 (No. 001-08606))

12      Computation of Ratio of Earnings to Fixed Charges

21      Subsidiaries of the Company

24      Powers of Attorney

99.1    Section 906 Certification of the Chief Executive Officer

99.2    Section 906 Certification of the Chief Financial Officer
--------------------

    (1) Confidential materials appearing in this document have been omitted and filed separately with the Securities and Exchange Commission in accordance with the Securities Act of 1933, as amended, and Rule 406 promulgated thereunder. Omitted information has been replaced with asterisks.


(b)  Current Reports on Form 8-K filed during the quarter ended December 31,
     2002:

     On November 20, 2002, we filed a Form 8-K under Item 9 providing the certifications of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Representatives and Partners of Cellco Partnership d/b/a Verizon Wireless

We have audited the accompanying consolidated balance sheets of Cellco Partnership d/b/a Verizon Wireless (the "Partnership") as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, in 2002 the Partnership adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." As discussed in Note 9 to the consolidated financial statements, in 2001 the Partnership adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."



/s/ Deloitte & Touche LLP
New York, New York
January 28, 2003
(March 4, 2003 as to Note 16)

                               CELLCO PARTNERSHIP
                            (d/b/a Verizon Wireless)
                   Consolidated Statements of Operations and
                              Comprehensive Income
                                 (in Millions)

FOR THE YEARS ENDED DECEMBER 31,                                                          2002         2001         2000
---------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUE
   Service revenue                                                                     $  17,747    $  16,011    $  13,000
   Equipment and other                                                                     1,513        1,382        1,222
---------------------------------------------------------------------------------------------------------------------------
   Total operating revenue                                                                19,260       17,393       14,222
---------------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES
   Cost of service (excluding depreciation and
      amortization related to network assets included below)                               2,788        2,651        2,398
   Cost of equipment                                                                       2,669        2,434        2,023
   Selling, general and administrative                                                     7,029        6,525        5,505
   Depreciation and amortization                                                           3,293        3,709        2,897
   Sales of assets, net                                                                       (7)           9         (859)
---------------------------------------------------------------------------------------------------------------------------
   Total operating costs and expenses                                                     15,772       15,328       11,964
---------------------------------------------------------------------------------------------------------------------------
   Operating income                                                                        3,488        2,065        2,258
OTHER INCOME (EXPENSES)
   Interest expense, net                                                                    (602)        (642)        (507)
   Minority interests                                                                       (127)         (60)        (136)
   Equity in income of unconsolidated entities                                                14            6           57
   Other, net                                                                                  4           (3)           5
---------------------------------------------------------------------------------------------------------------------------
   Income before provision for income taxes and cumulative effect of a change
      in accounting principle                                                              2,777        1,366        1,677
   Provision for income taxes                                                               (193)         (62)        (149)
---------------------------------------------------------------------------------------------------------------------------
   Income before cumulative effect of a change in accounting principle                     2,584        1,304        1,528
   Cumulative effect of a change in accounting principle                                       -           (4)           -
---------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                 2,584        1,300        1,528
---------------------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS)
   Unrealized loss on derivative financial instruments                                         -           (2)           -
   Minimum pension liability adjustments                                                      (3)           -            -
---------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                                   $   2,581    $   1,298    $   1,528
===========================================================================================================================

See Notes to Consolidated Financial Statements

                               CELLCO PARTNERSHIP
                            (d/b/a Verizon Wireless)
                          Consolidated Balance Sheets
                                 (in Millions)

AS OF DECEMBER 31,                                                               2002          2001
-------------------------------------------------------------------------------------------------------
ASSETS
       Current assets
           Cash                                                               $      124    $      198
           Accounts receivable, net of allowances of $257 and $288                 1,679         1,858
           Unbilled revenue                                                          369           335
           Other receivables, net                                                    309           243
           Inventories, net                                                          331           615
           Prepaid expenses and other current assets                                 404           428
-------------------------------------------------------------------------------------------------------
                Total current assets                                               3,216         3,677

       Property, plant and equipment, net                                         17,688        15,966
       Wireless licenses, net                                                     40,014        37,741
       Other intangibles, net                                                      1,594         2,073
       Investments in unconsolidated entities                                        225           222
       Deferred charges and other assets, net                                        449           471
-------------------------------------------------------------------------------------------------------
                Total assets                                                  $   63,186    $   60,150
=======================================================================================================

LIABILITIES AND PARTNERS' CAPITAL
       Current liabilities
           Short-term obligations, including current maturities               $    1,576    $      458
           Due to affiliates, net                                                  6,580         8,359
           Accounts payable and accrued liabilities                                2,618         2,584
           Advance billings                                                          536           475
           Other current liabilities                                                 139            90
-------------------------------------------------------------------------------------------------------
                Total current liabilities                                         11,449        11,966

       Long-term debt                                                              2,569         4,099
       Due to affiliates                                                           2,781         2,431
       Deferred tax liabilities, net                                               4,165         2,424
       Other non-current liabilities                                                 358           320
-------------------------------------------------------------------------------------------------------
                Total liabilities                                                 21,322        21,240

       Minority interests in consolidated entities                                 1,575           365
       Partner's capital subject to redemption                                    20,000        20,000

       Commitments and contingencies (see Note 15)

       Partners' capital
           Capital                                                                20,294        18,547
           Accumulated other comprehensive loss                                       (5)           (2)
-------------------------------------------------------------------------------------------------------
                Total partners' capital                                           20,289        18,545
-------------------------------------------------------------------------------------------------------
                Total liabilities and partners' capital                       $   63,186    $   60,150
=======================================================================================================

See Notes to Consolidated Financial Statements

                               CELLCO PARTNERSHIP
                            (d/b/a Verizon Wireless)
                     Consolidated Statements of Cash Flows
                                 (in Millions)

FOR THE YEARS ENDED DECEMBER 31,                                                       2002         2001         2000
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $   2,584    $   1,300    $   1,528
Add:  Cumulative effect of a change in accounting principle                                 -            4            -
------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of a change in accounting principle                     2,584        1,304        1,528
Adjustments to reconcile income before cumulative effect of a change in accounting principle to net cash provided by operating activities:
      Depreciation and amortization                                                     3,293        3,709        2,897
      Provision for losses on accounts receivable, net of recoveries                      442          649          470
      Provision (benefit) for deferred income taxes                                        59          (49)         (61)
      Equity in income of unconsolidated entities                                         (14)          (6)         (57)
      Minority interests                                                                  127           60          136
      Net (gain) loss on disposal of property, plant and equipment                         (4)           9           11
      Net gain on sale of other assets                                                     (3)           -         (850)
      Mark-to-market adjustment - financial instruments                                     -            4            -
      Changes in certain assets and liabilities (net of the effects of purchased and disposed businesses):
         Receivables and unbilled revenue, net                                           (369)        (978)        (791)
         Inventories, net                                                                 285          (19)        (251)
         Prepaid expenses and other current assets                                         39         (207)           1
         Deferred charges and other assets                                                (50)         (23)          71
         Accounts payable and accrued liabilities                                          36          (61)         173
         Other current liabilities                                                         83           86           38
      Other operating activities, net                                                      61            3          (39)
------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                               6,569        4,481        3,276
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                   (4,354)      (5,006)      (4,908)
Proceeds from sale of property, plant and equipment                                        11            -           21
Acquisitions of businesses and licenses, net of cash acquired                            (774)        (626)      (1,620)
Wireless licenses refund (payment)                                                      1,740       (1,691)        (131)
Investments in and contributions to unconsolidated entities                                 -            -          (46)
Distributions from unconsolidated entities                                                 11            9           65
Purchase of minority interests                                                              -            -         (209)
Proceeds from sale of other assets                                                          5            3        1,298
------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                  (3,361)      (7,311)      (5,530)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments to) proceeds from affiliates                                             (1,349)       3,773        2,022
Net change in short-term obligations                                                     (436)         (34)         (33)
Issuance of long-term debt                                                                  -        4,592          784
Repayments of long-term debt, net                                                        (584)      (4,679)         (43)
Issuance of notes receivable - affiliate                                                    -            -          (68)
Distribution to partners                                                                 (862)        (691)        (223)
Contributions from minority investors                                                       6            1           86
Distribution to minority investors                                                        (57)         (21)        (235)
Other financing activities, net                                                             -            -           (3)
------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                    (3,282)       2,941        2,287
------------------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash                                                               (74)         111           33
Cash, beginning of year                                                                   198           87           54
------------------------------------------------------------------------------------------------------------------------
Cash, end of year                                                                   $     124    $     198    $      87
========================================================================================================================

See Notes to Consolidated Financial Statements

                               CELLCO PARTNERSHIP
                            (d/b/a Verizon Wireless)
                  Consolidated Statements of Partners' Capital
                                 (in Millions)

------------------------------------------------------------------------------------------------------
Partners' capital at January 1, 2000                                                       $    7,340

Net income                                                                                      1,528
Partnership interests issued in connection with Vodafone acquisition                            8,000
Distribution to partners, net                                                                    (393)
------------------------------------------------------------------------------------------------------
Partners' capital at December 31, 2000                                                         16,475

Net income                                                                                      1,300
Contributions from partners, net                                                                  772
Accumulated other comprehensive loss                                                               (2)
------------------------------------------------------------------------------------------------------
Partners' capital at December 31, 2001                                                         18,545

Net income                                                                                      2,584
Distribution to partners, net                                                                    (837)
Accumulated other comprehensive loss                                                               (3)
------------------------------------------------------------------------------------------------------
Partners' capital at December 31, 2002                                                     $   20,289
======================================================================================================

See Notes to Consolidated Financial Statements

                               CELLCO PARTNERSHIP
                            (d/b/a Verizon Wireless)
                   Notes to Consolidated Financial Statements

1.   Formation of Verizon Wireless and Description of the Business
-------------------------------------------------------------------------------

Formation of Verizon Wireless

Cellco Partnership (the "Partnership"), formerly doing business as Bell Atlantic Mobile ("BAM"), was a general partnership formed by Bell Atlantic Corporation ("Bell Atlantic") and the former NYNEX Corporation ("NYNEX"), which began conducting business operations on July 1, 1995. On August 14, 1997, Bell Atlantic and NYNEX merged into one company, Bell Atlantic. Subsequent to the merger, Bell Atlantic held an indirect aggregate ownership interest of 100% in the Partnership.

On April 3, 2000, Bell Atlantic and Vodafone Group Plc ("Vodafone") consummated their previously announced agreement to combine their U.S. wireless operations. In accordance with the terms of the U.S. Wireless Alliance Agreement (the "Alliance Agreement") dated September 21, 1999 between the two companies, Vodafone contributed its U.S. wireless operations (the "AirTouch Properties"), its 50% ownership interest in PrimeCo Personal Communications L.P. ("PrimeCo") and approximately $4 billion of debt to the Partnership, in exchange for a 65.1% interest in the Partnership. Bell Atlantic also contributed its 50% ownership interest in PrimeCo, and retained a 34.9% interest in the Partnership. Bell Atlantic maintained control of the Partnership. As of April 3, 2000, the Partnership began conducting business as Verizon Wireless.

On June 30, 2000, Bell Atlantic and GTE Corporation ("GTE Corp.") completed a merger of equals under a definitive merger agreement entered into on July 27, 1998 (the "Merger"). On June 30, 2000, the newly merged entity changed its name to Verizon Communications Inc. ("Verizon Communications"). Under the Alliance Agreement, Verizon Communications contributed certain GTE Corp. wireless net assets and operations ("GTE Wireless" or "GTEW") increasing its partnership interest to 55% and decreasing Vodafone's partnership interest to 45%.

The Merger qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests business combination. Under this method of accounting, the Partnership and GTEW are treated as if they had always been combined for accounting and financial reporting purposes in a manner similar to a pooling-of-interests and therefore all prior period consolidated financial statements of the Partnership have been restated to reflect these operations (see Note 4). The Partnership began consolidating the financial statements of PrimeCo on April 3, 2000. All previous periods have been restated to include the historical results of PrimeCo on the equity method.

Description of the Business

Under the Verizon Wireless brand name, the Partnership is the nation's leading provider of wireless communications in terms of number of subscribers, network coverage, revenues and operating income. The Partnership provides wireless voice and data services and related equipment to consumers and business customers in its markets. The Partnership has the largest wireless network in the United Stated covering 49 of the 50 largest metropolitan areas throughout the United States.


2.   Summary of Significant Accounting Policies
-------------------------------------------------------------------------------

Consolidated Financial Statements and Basis of Presentation

The consolidated financial statements of the Partnership include the accounts of its majority-owned subsidiaries and the partnerships in which the Partnership exercises control. Investments in businesses and partnerships in which the Partnership does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method of accounting (see Note 6). All significant intercompany balances and transactions between these entities have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for: allowance for uncollectible accounts receivable, unbilled revenue, fair values of financial instruments, depreciation and amortization, useful life and impairment of assets, accrued expenses, inventory reserves, equity in income (loss) of unconsolidated entities, employee benefits, income taxes, contingencies and allocation of purchase prices in connection with business combinations. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary.

Revenue Recognition

The Partnership earns revenue by providing access to the network (access revenue) and for usage of the network (airtime/usage revenue), which includes roaming and long distance revenue. In general, access revenue is billed one month in advance and is recognized when earned; the unearned portion is classified in advance billings. Airtime/usage revenue, roaming revenue and long distance revenue are recognized when service is rendered and included in unbilled revenue until billed. Customer activation fees, along with the related costs up to but not exceeding the activation fees, are deferred and amortized over the customer relationship period. Equipment sales revenue associated with the sale of wireless handsets and accessories is recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. The Partnership's revenue recognition policies are in accordance with the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

Selling, General and Administrative Expenses

In 2002, the Partnership classified all site rentals, including tower rentals, and network related salaries as cost of service. The Partnership has reclassified approximately $480 million and $361 million from selling, general and administrative expense to cost of service for the years ended December 31, 2001 and 2000, respectively.

The Partnership expenses advertising costs as incurred. Total advertising expense amounted to $829 million, $719 million and $772 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Inventory

Inventory consists primarily of wireless equipment held for sale. Equipment held for sale is carried at the lower of cost (determined using a first-in, first-out method) or market.

Capitalized Software

Capitalized software consists primarily of direct costs incurred for professional services provided by third parties and compensation costs of employees which relate to software developed for internal use either during the application stage or for upgrades and enhancements that increase functionality. Costs are capitalized and are being amortized on a straight-line basis over their estimated useful lives of three to five years. Costs incurred in the preliminary project stage of development and maintenance are expensed as incurred.

Capitalized software of $305 million and $291 million and related accumulated amortization of $152 million and $135 million as of December 31, 2002 and 2001, respectively, have been included in deferred charges and other assets, net in the consolidated balance sheets.

Property, Plant and Equipment

Property, plant and equipment primarily represents costs incurred to construct and enhance Mobile Telephone Switching Offices and cell sites. The cost of property, plant and equipment is depreciated over its estimated useful life using the straight-line method of accounting. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease. Major improvements to existing plant and equipment are capitalized. Routine maintenance and repairs that do not extend the life of the plant and equipment are charged to expense as incurred.

Upon the sale or retirement of property, plant and equipment, the cost and related accumulated depreciation or amortization is eliminated from the accounts and any related gain or loss is reflected in the statement of operations and comprehensive income.

Interest expense and network engineering costs incurred during the construction phase of the Partnership's network and real estate properties under development are capitalized as part of property, plant and equipment and recorded as construction in progress until the projects are completed and placed into service.

Valuation of Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, the undiscounted expected future cash flows are compared to the carrying amount of the asset. If the comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on the Partnership's weighted average cost of capital (see Note 3 "Wireless Licenses and Other Intangibles, Net").

Financial Instruments

The Partnership uses various financial instruments, including foreign exchange-forward contracts and interest rate swap agreements, to manage risk to the Partnership by generating cash flows that offset the cash flows of certain transactions in foreign currencies or underlying financial instruments in relation to their amount and timing. The Partnership's derivative financial instruments are for purposes other than trading (see Note 9).

Income Taxes

The Partnership is not a taxable entity for federal income tax purposes. Any federal taxable income or loss is included in the respective partners' consolidated federal return. Certain states, however, impose taxes at the partnership level and such taxes are the responsibility of the Partnership and are included in the Partnership's tax provision. The consolidated financial statements also include provisions for federal and state income taxes, prepared on a stand-alone basis, for all corporate entities within the Partnership. Deferred income taxes are recorded using enacted tax law and rates for the years in which the taxes are expected to be paid or refunds received. Deferred income taxes are provided for items when there is a temporary difference in recording such items for financial reporting and income tax reporting.

Through June 30, 2000, GTEW's financial results included a tax provision, as its assets were ultimately owned by corporate entities. In connection with the contribution of GTEW's net assets to the Partnership, Verizon Communications assumed certain income tax liabilities that existed as of June 30, 2000.

Employee Benefit Plans

Pension and postretirement health care, dental and life insurance benefits earned during the year, as well as interest on projected benefit obligations, are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits.

Concentrations

To the extent the Partnership's customer receivables become delinquent, collection activities commence. No single customer is large enough to present a significant financial risk to the Partnership. The Partnership maintains an allowance for losses based on the expected collectibility of accounts receivable.

The Partnership relies on local and long-distance telephone companies, some of whom are related parties (see Note 14), and other companies to provide certain communication services. Although management believes alternative telecommunications facilities could be found in a timely manner, any disruption of these services could potentially have an adverse impact on operating results.

Although the Partnership attempts to maintain multiple vendors for each required product, its network assets, which are important components of its operations, are currently acquired from only a few sources. If the suppliers are unable to meet the Partnership's needs as it builds out its network infrastructure and sells service and equipment, delays and increased costs in the expansion of the Partnership's network infrastructure or losses of potential customers could result, which would adversely affect operating results.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting partners' investment that, under generally accepted accounting principles, are excluded from net income. Other comprehensive income is comprised of net unrealized gains (losses) on derivative financial instruments and adjustments to the minimum pension liability (see Notes 9 and 10).

Segments

The Partnership has one reportable business segment and operates domestically only. The Partnership's products and services are materially comprised of wireless telecommunications services.

Reclassifications

Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This standard requires entities to recognize the fair value of any legal obligation associated with the retirement of long-lived assets and to capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. The Partnership will adopt the standard effective January 1, 2003. The Partnership does not expect the impact of the adoption of SFAS No. 143 to have a material effect on the Partnership's results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard re-addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It concludes that a single accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The Partnership adopted the standard effective January 1, 2002. The adoption of SFAS No. 144 had no material effect on the Partnership's results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard nullifies Emerging Issue Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This standard requires the recognition of a liability for a cost associated with an exit or disposal activity at the time the liability is incurred, rather than at the commitment date to exit a plan as required by EITF 94-3. The Partnership will adopt this standard effective January 1, 2003. The Partnership does not expect the impact of the adoption of SFAS No. 146 to have a material effect on the Partnership's results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation." This standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, the Partnership will adopt the fair value recognition provisions of SFAS No. 123, prospectively (as permitted under SFAS No. 148) to all new stock-based employee compensation granted, modified or settled after January 1, 2003. As the Partnership currently accounts for its Value Appreciation Rights ("VARs") under a fair value approach (see Note 11), it does not expect the impact of the adoption of the fair value recognition provisions of SFAS No. 123 to have a material effect on the Partnership's results of operations or financial position.


3.   Wireless Licenses and Other Intangibles, Net
-------------------------------------------------------------------------------

The Partnership has adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002. In conjunction with this adoption, the Partnership has reassessed the useful lives of previously recognized intangible assets. The Partnership's principal intangible assets are licenses, including licenses associated with equity method investments, which provide the Partnership with the exclusive right to utilize certain radio frequency spectrum to provide wireless communication services. While licenses are issued for only a fixed time, generally 10 years, such licenses are subject to renewal by the Federal Communications Commission ("FCC"). Renewals of licenses have occurred routinely and at nominal cost. Moreover, the Partnership has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the Partnership's wireless licenses. As a result, the wireless licenses have been treated as an indefinite life intangible asset under the provisions of SFAS No. 142 and have not been amortized but rather were tested for impairment. The Partnership will reevaluate the useful life determination for wireless licenses at least annually to determine whether events and circumstances continue to support an indefinite useful life.

Previous business combinations have been for the purpose of acquiring existing licenses and related infrastructure to enable the Partnership to build out its existing nationwide network. The primary asset acquired in such combinations has been wireless licenses. In the allocation of the purchase price of these previous acquisitions, amounts classified as goodwill have related predominately to the expected synergies of placing the acquired licenses in the Partnership's national footprint. Further, in purchase accounting, the values assigned to both wireless licenses and goodwill were principally determined based on an allocation of the excess of the purchase price over the acquired net assets. The Partnership believes that the nature of its wireless licenses and related goodwill are fundamentally indistinguishable.

In light of these considerations, on January 1, 2002 amounts previously classified as goodwill, approximately $7,958 million for the year ended December 31, 2001, were reclassified into wireless licenses. Also, assembled workforce, previously included in other intangible assets, is no longer recognized separately from wireless licenses. Amounts for fiscal year 2001 have been reclassified to conform to the presentation adopted on January 1, 2002. In conjunction with this reclassification, and in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," the Partnership recognized a deferred tax liability of approximately $1,627 million related to the difference in the tax basis versus book basis of the wireless licenses. This reclassification, including the related impact on deferred taxes, had no impact on the results of operations of the Partnership. This reclassification and the methodology used to test wireless licenses for impairment under SFAS No. 142, as described in the next paragraph, have been reviewed with the staff of the SEC.

When testing the carrying value of the wireless licenses for impairment, the Partnership determined the fair value of the aggregated wireless licenses by subtracting from enterprise discounted cash flows (net of debt) the fair value of all of the other net tangible and intangible assets of the Partnership. If the fair value of the aggregated wireless licenses as determined above had been less than the aggregated carrying amount of the licenses, an impairment would have been recognized. Upon the adoption of SFAS No. 142 and during 2002, tests for impairment were performed with no impairment recognized. Future tests for impairment will be performed at least annually and more often if events or circumstances warrant.

Other intangibles, net, which primarily represent acquired customer lists, have a finite useful life of 4-8 years.

The following table presents the adjusted net income that would have been recognized if the amortization expense associated with wireless licenses, including licenses associated with equity method investments, had been excluded in each period shown.

                                                                       For the Years Ended December 31,
(Dollars in Millions)                                                2002             2001            2000
--------------------------------------------------------------------------------------------------------------
Reported net income                                              $     2,584      $     1,300     $     1,528
Add: Wireless license amortization, net of tax                             -            1,032             825
                                                                 ---------------------------------------------
Adjusted net income                                              $     2,584      $     2,332     $     2,353
                                                                 =============================================

The changes in the carrying amount of wireless licenses are as follows:

                                                                                Wireless Licenses
                                                                                 Associated with
                                                                   Wireless       Equity Method
(Dollars in Millions)                                          Licenses, Net (a) Investments (b)      Total
--------------------------------------------------------------------------------------------------------------
Balance, net, as of December 31, 2001                            $    37,741      $       168     $    37,909
Wireless licenses acquired                                             2,349                -           2,349
Aggregate impairment losses recognized                                     -                -               -
Wireless licenses refund                                              (1,740)               -          (1,740)
Deferred tax liability reclassification                                1,627                -           1,627
Other                                                                     37                -              37
                                                                 ---------------------------------------------
Balance as of December 31, 2002                                  $    40,014      $       168     $    40,182
                                                                 =============================================

     ---------
     (a) Interest costs of $21 and $25 were capitalized in wireless licenses during the years ended December 31, 2002 and 2001, respectively.
     (b)  Included in investments in unconsolidated entities.

Other intangibles, net consist of the following:

                                                              December 31,
(Dollars in Millions)                                      2002          2001
--------------------------------------------------------------------------------
Customer lists (4-7 yrs.)                               $   3,424     $   3,349
Other (8 yrs.)                                                  1             5
                                                       -------------------------
                                                            3,425         3,354
Less:  accumulated amortization (a)                         1,831         1,281
                                                       -------------------------
Other intangibles, net                                  $   1,594     $   2,073
                                                       =========================

     ---------
     (a) Based solely on the amortized intangible assets existing at December 31, 2002, the estimated amortization expense for the five succeeding fiscal years is as follows:
           For the year ended 12/31/03   $ 520
           For the year ended 12/31/04   $ 468
           For the year ended 12/31/05   $ 462
           For the year ended 12/31/06   $ 131
           For the year ended 12/31/07   $  11


4.   Business Combinations and Other Transactions
-------------------------------------------------------------------------------

The following table presents information about the Partnership's acquisitions for the years ended December 31, 2002, 2001 and 2000:

                                                                                                                     Net
                                                Acquisition        Purchase         Wireless         Other         Tangible
(Dollars in Millions)                              Date            Price (a)        Licenses      Intangibles       Assets
------------------------------------------------------------------------------------------------------------------------------
2002
----
Price Communications Wireless, Inc. (b)          Aug 2002         $     1,702     $     1,610     $        52     $        40
Dobson Communications Corporation (b)            Feb 2002         $       552     $       505     $        19     $        28
Various                                          various          $       249     $       234     $         4     $        11

2001
----
Various                                          various          $       835     $       794     $        11     $        30

2000
----
Vodafone and PrimeCo                             Apr 2000         $    33,910     $    28,018     $     2,825     $     3,067
ALLTEL Communications                            Apr/Jun 2000     $     2,441     $     1,814     $       178     $       449
Various                                          various          $       901     $       141     $         6     $       754

     ---------
     (a) Purchase price includes cash, assumption of debt, as well as the fair value of assets exchanged, as applicable.
     (b) The allocation of the purchase price is preliminary. However, the Partnership does not believe that future adjustments to the purchase price allocation will have a material effect on the Partnership's financial position or results of operations.


All of the acquisitions of businesses included herein were accounted for under the purchase method of accounting with results of operations included in the consolidated statements of operations from the date of acquisition. Excluding Vodafone, PrimeCo and ALLTEL Communications, had the acquisitions of businesses been consummated on January 1 of the year preceding the year of acquisition, the results of these acquired operations would not have had a significant impact on the Partnership's consolidated results of operations.

Price Communications Wireless, Inc.

On August 15, 2002, the Partnership acquired substantially all of the operating assets of Price Communications Wireless, Inc. ("Price"), a subsidiary of Price Communications Corp., pursuant to an agreement dated as of December 18, 2001, as amended. The transaction was valued at $1,702 million, including $550 million ($700 million debt less $150 million cash contributed by Price) in net debt assumed and redeemed. On December 17, 2001 a new limited partnership, Verizon Wireless of the East LP, was formed for the purpose of acquiring the assets to be contributed by Price and subsidiaries of the Partnership. The Partnership contributed certain of its assets to the new limited partnership in exchange for a managing general partner interest and a limited partner interest. In exchange for its contributed assets, Price received a preferred limited partnership interest in

Verizon Wireless of the East LP that is exchangeable under certain circumstances into equity of Verizon Wireless (if an initial public offering of such equity occurs) or into common stock of Verizon Communications on the fourth anniversary of the asset contribution if a qualifying initial public offering of Verizon Wireless equity has not occurred prior to such anniversary. Pursuant to the limited partnership agreement, the profits of Verizon Wireless of the East LP are allocated on a preferred basis to Price's capital account quarterly in an amount up to, but not exceeding, 2.915% per annum (based on the weighted daily average balance of Price's capital account). Price's initial capital account balance for its preferred interest was $1,113 million, which is included in minority interests in consolidated entities in the December 31, 2002 consolidated balance sheet. Verizon Wireless of the East LP is controlled and fully consolidated by the Partnership.

Dobson Communications Corporation

In February 2002, the Partnership acquired certain Dobson Communications Corporation wireless operations in California, Georgia, Ohio, Tennessee, and Arizona for approximately $552 million.

Vodafone and PrimeCo

On April 3, 2000, Bell Atlantic and Vodafone consummated their previously announced agreement to combine their U.S. wireless operations in a transaction valued at $33,910 million. In accordance with the terms of the Alliance Agreement dated September 21, 1999 between the two companies, Vodafone contributed its AirTouch properties, its 50% ownership interest in PrimeCo and approximately $4 billion of debt to the Partnership, in exchange for a 65.1% interest in the Partnership, and Bell Atlantic retained a 34.9% interest. Bell Atlantic maintained control of the Partnership. Upon completion of the Merger (see Note 1) and the contribution of GTEW to the Partnership, effective June 30, 2000, Bell Atlantic increased its partnership interest to 55% and Vodafone's partnership interest decreased to 45%. Under the terms of the Alliance Agreement between Bell Atlantic and Vodafone, Vodafone may require the Partnership to purchase parts of Vodafone's interest in the Partnership at specific periods in time (see Note 15).

ALLTEL Overlap Transaction

Based on regulations of the FCC governing wireless communications and the U.S. Department of Justice consent order dated December 6, 1999, certain properties of the Partnership, AirTouch and GTEW were required to be divested in order to eliminate overlapping operations. To effect these divestitures, some properties were exchanged via swaps with other wireless carriers. Accordingly, on January 31, 2000, the Partnership and GTEW, separately, signed agreements with ALLTEL Communications ("ALLTEL") to exchange wireless interests in two stages ("Stage I" and "Stage II"). On April 1, 2000, the Partnership executed the Stage I transaction whereby it exchanged its interest in the southwest part of the United States (also known as "Southwestco Wireless") for ALLTEL's interest in eight markets. The Partnership recorded a gain on the sale of Southwestco Wireless of approximately $848 million, which was included in sales of assets, net in the consolidated statements of operations and comprehensive income. On June 29, 2000, GTEW executed the Stage II transaction whereby it obtained 17 of ALLTEL's wholly owned markets and eight of its majority owned markets in exchange for GTEW's interest in certain markets. No gain or loss was recorded by the Partnership in the Stage II transaction as the markets to be divested were transferred from GTEW to GTE Corp. before the transaction was executed. The results of operations of the divested GTEW properties were included in the Partnership's consolidated results of operations through June 29, 2000. The total consideration paid for this overlap transaction was approximately $2,441 million. The allocation of the purchase price was finalized in 2001.

The following selected unaudited pro forma information is being provided to present a summary of the combined results of the Partnership as if the AirTouch Properties and ALLTEL acquisitions had occurred as of January 1, 2000, giving effect to purchase accounting adjustments. The unaudited pro forma data is for informational purposes only and may not necessarily reflect the results of operations of the Partnership had the acquired business operated as part of the Partnership for the year ended December 31, 2000, nor is the unaudited pro forma data indicative of the results of future consolidated operations.

                                                     For the Year Ended
                                                     December 31, 2000
(Dollars in Millions)                                   Pro Forma
-------------------------------------------------------------------------
                                                        (unaudited)

Total operating revenues                              $       15,392
Net income                                            $          749

GTE Wireless

As described in Note 1, all prior period consolidated financial statements presented have been restated to include the consolidated results of operations, financial position and cash flows of GTEW as though it had always been a part of the Partnership.

The operating revenues and net income previously reported by the separate entities and the combined amounts in the accompanying consolidated statements of operations were as follows:

                                                      For the Six Months Ended
(Dollars in Millions)                                      June 30, 2000
------------------------------------------------------------------------------
                                                            (unaudited)

     Operating Revenues:
         Cellco                                             $      4,057
         GTEW                                                      2,115
         Conforming Adjustments                                      (73)
                                                            ------------
                 Combined                                   $      6,099
                                                            ============

     Net Income:
         Cellco                                             $        976
         GTEW                                                         92
         Conforming Adjustments                                        1
                                                            ------------
                 Combined                                   $      1,069
                                                            ============

The significant conforming adjustments related to:

     o    Elimination of inter-company transactions
     o Conforming accounting policies to expense customer acquisition costs as incurred.

Various Acquisitions

In addition to the business combinations and dispositions outlined above, during the years ended December 31, 2002, 2001 and 2000, the Partnership purchased various individually immaterial partnership interests and wireless licenses. Had all these purchases been consummated on January 1 of the year preceding the year of acquisition, the results of these aggregated operations would not have had a significant impact on the Partnership's consolidated results of operations.

Tower Transactions

In accordance with the Alliance Agreement, any tower financing transactions accounted for by Verizon Communications as a financing were not contributed to the Partnership. The tower financings associated with BAM and GTEW resulted in the Partnership's continuing involvement in joint ventures ("JVs") with Crown Castle International Corporation ("Crown"), which were established through the contribution of communications towers in exchange for cash and equity interests in the JVs. The JVs are controlled and managed by Crown. The JVs were entitled to build and own the first 500 towers built for BAM's network and the first 500 towers built for GTEW's network after the date of each agreement; however, the parties agreed to end their obligations related to such towers in 2002. The Partnership leases back a portion of the towers pursuant to lease agreements. The Partnership paid $85 million, $76 million and $58 million to Crown related to payments under operating leases for the years ended December 31, 2002, 2001 and 2000, respectively.

Prior to the acquisition of the AirTouch Properties, Vodafone entered into agreements ("Sublease Agreements") to sublease all of its unused space on its communications towers to American Tower Corporation ("ATC") and SpectraSite Holdings, Inc. ("SpectraSite") in exchange for $955 million. Vodafone also entered into exclusive three-year build-to-suit agreements with ATC and SpectraSite to produce new communications towers in strategic locations. The build-to-suit agreements were assumed by the Partnership upon the closing of the AirTouch Properties acquisition. Several of these transactions closed in phases throughout 2001. The parties agreed to terminate the build-to-suit agreement with SpectraSite in 2002. The build-to-suit agreement with ATC expired in January 2003. As of December 31, 2002, approximately 2,200 towers have been subleased, at the monthly rate of approximately two thousand dollars per tower. In accordance with the Alliance Agreement, all proceeds from the subleases were retained by or remitted to Vodafone. The Sublease Agreements require monthly maintenance fees for the existing physical space used by the Partnership's wireless equipment. The terms of the Sublease Agreements differ for leased communication towers versus those owned by the Partnership and range from 20 to 99 years. The Partnership paid $53 million, $41 million and $26 million to ATC and SpectraSite pursuant to the Sublease Agreements for the years ended December 31, 2002, 2001 and 2000, respectively.

5.   Supplementary Financial Information
-------------------------------------------------------------------------------

Supplementary Balance Sheet Information

                                                                   December 31,
(Dollars in Millions)                                           2002           2001
----------------------------------------------------------------------------------------
Property, Plant and Equipment, Net:
Land and improvements                                       $        94     $        68
Buildings (5-40 yrs.)                                             3,768           3,048
Wireless plant equipment (4-15 yrs.)                             21,719          19,465
Rental equipment (1-3 yrs.)                                         162             196
Furniture, fixtures and equipment (2-7 yrs.)                      2,703           2,599
Leasehold improvements (5 yrs.)                                     798             737
                                                            ----------------------------
                                                                 29,244          26,113
Less:  accumulated depreciation                                  11,556          10,147
                                                            ----------------------------
Property, plant and equipment, net (a)(b)                   $    17,688     $    15,966
                                                            ============================

     ---------
     (a) Construction-in-progress included in certain of the classifications shown in property, plant and equipment, principally wireless plant equipment, amounted to $837 and $1,065 at December 31, 2002 and 2001, respectively.
     (b) Interest costs of $56 and $84 and network engineering costs of $203 and $211 were capitalized during the years ended December 31, 2002 and 2001, respectively.

                                                                   December 31,
(Dollars in Millions)                                           2002           2001
----------------------------------------------------------------------------------------
Accounts Payable and Accrued Liabilities:
Accounts payable                                            $     1,816     $     1,939
Accrued liabilities                                                 802             645
                                                            ----------------------------
Accounts payable and accrued liabilities                    $     2,618     $     2,584
                                                            ============================

Supplementary Statements of Operations Information

                                                                               For the Years Ended December 31,
(Dollars in Millions)                                                      2002              2001              2000
------------------------------------------------------------------------------------------------------------------------
Depreciation and Amortization:
Depreciation of property, plant and equipment, net                     $      2,673      $      1,939      $      1,400
Amortization of wireless licenses, net                                            -             1,086               868
Amortization of other intangibles, net                                          551               634               562
Amortization of deferred charges and other assets, net                           69                50                67
                                                                      --------------------------------------------------
Total depreciation and amortization                                    $      3,293      $      3,709      $      2,897
                                                                      ==================================================

Interest Expense, Net:
Interest expense                                                       $       (703)     $       (764)     $       (674)
Interest income                                                                  24                13                86
Capitalized interest                                                             77               109                81
                                                                      --------------------------------------------------
Interest expense, net                                                  $       (602)     $       (642)     $       (507)
                                                                      ==================================================

Supplementary Cash Flows Information

                                                                                       For the Years Ended December 31,
(Dollars in Millions)                                                              2002               2001             2000
--------------------------------------------------------------------------------------------------------------------------------
Net (refunds received) cash paid for income taxes                              $        (46)     $        160      $        266
Interest paid, net of amounts capitalized                                      $        618      $        634      $        536

Supplemental investing and financing non-cash transactions:
        Net assets transferred to affiliate                                    $          -      $        (25)     $       (170)
        Net assets transferred from affiliate                                  $         26      $          -      $          -
        Equity contribution and conversion of affiliate payable                $          -      $      1,488      $          -

        Business combinations and other acquisitions:
           Cash paid                                                           $        774      $        626      $      1,620
           Debt and net liabilities assumed, less cash                                  616               209             7,555
           Partnership interest exchanged                                                 -                 -            28,251
           Minority interest (preferred return) issued                                1,113                 -                 -
                                                                              --------------------------------------------------
                Fair value of assets acquired                                  $      2,503      $        835      $     37,426
                                                                              ==================================================


6.   Investments in Unconsolidated Entities
-------------------------------------------------------------------------------

The Partnership owns non-controlling interests in the following unconsolidated entities, which are accounted for using the equity method of accounting. The assets, liabilities and the results of operations of the unconsolidated entities, in the aggregate, are immaterial to the Partnership's consolidated financial position and results of operations.

                                                                          Partnership's
                                                                        Ownership Interest
                                                                           December 31,
                                                                       2002             2001
----------------------------------------------------------------------------------------------
Investee
--------
Bristol Bay Cellular Partnership                                      50.00%           50.00%
Railfone - Amtrak Venture                                                (a)           50.00%
Iowa RSA No. 2 Limited Partnership                                    49.50%           49.50%
Badlands Cellular of North Dakota Limited Partnership                 49.00%           49.00%
San Isabel Cellular of Colorado Limited Partnership                   49.00%           49.00%
Northstar Paging/Holding LTD                                          48.45%           48.45%
Iowa 8 - Monona Limited Partnership                                   44.92%           44.92%
GTE Mobilnet of Indiana RSA #6 Limited Partnership                    43.75%           43.75%
New York RSA 2 Cellular Partnership                                   42.86%           42.86%
St. Lawrence Seaway RSA Cellular Partnership                          40.00%           40.00%
Illinois Valley Cellular RSA 2-I Partnership                          40.00%           40.00%
Illinois Valley Cellular RSA 2-III Partnership                        40.00%           40.00%
Indiana RSA #1 Limited Partnership                                    40.00%           40.00%
Mohave Cellular Limited Partnership                                   33.33%           33.33%
GTE Mobilnet of Texas RSA #17 Limited Partnership                     31.92%           31.92%
California RSA No. 3 Limited Partnership                              27.72%           27.72%
Cal-One Cellular Limited Partnership                                  22.48%           22.48%
Missouri RSA 9B1 Limited Partnership                                  14.70%           14.70%
Missouri RSA 9B1 Tower Holdings LLC                                   14.70%           14.70%
Jacksonville MSA Limited Partnership                                  14.24%           14.24%
RSA 7 Limited Partnership                                             14.14%           14.14%
RSA 1 Limited Partnership                                              9.14%            9.14%
Virginia RSA 2 Limited Partnership                                     4.99%            4.99%
Wisconsin RSA #8 Limited Partnership                                   2.00%            2.00%
Virginia 10 RSA Limited Partnership                                    1.00%            1.00%
New Mexico RSA 6-II Partnership                                            -              (b)

     ---------
     (a) In June 2002, the Partnership purchased the remaining 50% interest for an immaterial amount and started consolidating the operating results of the entity.
     (b) This investment was sold in 2001. The Partnership received proceeds of $3 million and recognized a gain of $2 million.

The Partnership utilizes the equity method of accounting for certain partnerships where it owns less than 20% as it maintains the ability to exercise significant influence over operating and financial policies.

7.   Debt
-------------------------------------------------------------------------------

                                                                    December 31,
(Dollars in Millions)                                          2002            2001
--------------------------------------------------------------------------------------
Short-term debt consists of the following:
    Floating rate notes                                     $    1,500     $        -
    Credit facility and term loan                                   24            410
    Capital lease obligations                                       45             38
    Other                                                            7             10
                                                           ---------------------------
                                                                 1,576            458
                                                           ---------------------------

Long-term debt consists of the following:
    Fixed rate notes, net of discount                            2,490          2,488
    Floating rate notes                                              -          1,500
    Capital lease obligations (see Note 13)                         77            106
    Other                                                            2              5
                                                           ---------------------------
                                                                 2,569          4,099
                                                           ---------------------------
           Total debt                                       $    4,145     $    4,557
                                                           ===========================

Credit Facility and Term Loan

At December 31, 2002, borrowings under the credit facility amounted to $24 million. The credit facility matures on April 2, 2003 and bears interest (at the Partnership's option) at a rate equal to i) LIBOR plus 0.32%, ii) the prime rate or iii) a competitive bid option (1.7% at December 31, 2002). The $386 million term loan, included in 2001, was repaid on July 1, 2002. Facility fees are 0.06% of the total commitment calculated and payable monthly. The credit facility contains customary events of default and customary covenants, including a requirement to maintain a certain leverage ratio. The Partnership was in compliance with all covenants at December 31, 2002.

Fixed and Floating Rate Notes

On December 17, 2001, the Partnership and Verizon Wireless Capital LLC, a wholly owned subsidiary of the Partnership, co-issued a private placement of $4 billion in unsecured and unsubordinated notes (the "notes"). Verizon Wireless Capital LLC, a Delaware limited liability company, was formed for the sole purpose of facilitating the offering of the notes and additional debt securities of the Partnership. Other than acting as co-issuer of the Partnership indebtedness, Verizon Wireless Capital LLC has no material assets, operations or revenues. The Partnership is joint and severally liable with Verizon Wireless Capital LLC for the notes. The notes include $1.5 billion of floating rate notes maturing in December 2003 and $2.5 billion, net of a $12 million discount, of fixed rate notes maturing in December 2006. The discount is amortized using the effective interest method. These notes are non-recourse against any existing or future partners of the Partnership. Interest on the floating rate notes is payable quarterly in arrears at a rate equal to LIBOR plus 0.4% (2.21% at December 31, 2002). The fixed rate notes bear interest at a rate of 5.375% due semi-annually on each June 15 and December 15. Net capitalized debt issuance costs, included in deferred charges and other assets, net in the 2002 and 2001 consolidated balance sheets, amounted to $9 million and $13 million, respectively, and are amortized in the consolidated statements of operations and comprehensive income using the straight-line method.

The Partnership may not redeem the floating rate notes at any time prior to maturity; however, the fixed rate notes can be redeemed at any time at a purchase price equal to 100% of the principal amount plus the following: i) accrued interest, ii) unpaid interest on the principal amount being redeemed to the redemption date, and iii) an additional premium. The notes contain customary events of default and customary non-financial covenants. The Partnership was in compliance with all covenants at December 31, 2002.

After deducting the initial discount relating to the fixed rate notes, the net cash proceeds from the private placement amounted to $3,988 million. These proceeds were used to reduce outstanding amounts of the Partnership's credit facility.

On July 10, 2002, the Partnership filed a registration statement on Form S-4 to exchange the privately placed notes for a new issue of notes with identical terms registered under the Securities Act of 1933. The registration statement was declared effective and the exchange offer was commenced on October 11, 2002. The exchange offer expired and closed on November 12, 2002.

8.   Due from/to Affiliates
-------------------------------------------------------------------------------

                                                                     December 31,
(Dollars in Millions)                                           2002               2001
-------------------------------------------------------------------------------------------
Short-term portion consists of the following:
    Receivable from affiliates                              $        (63)     $        (23)
    Demand notes due to affiliate                                  6,643             8,382
                                                           --------------------------------
                                                                   6,580             8,359

Long-term portion consists of the following:
    Term notes payable to affiliates                               2,781             2,431
                                                           --------------------------------
       Total due to affiliates                              $      9,361      $     10,790
                                                           ================================

Receivable from Affiliates

The Partnership has agreements with certain Verizon Communications' subsidiaries and affiliates for the provision of services in the normal course of business, including but not limited to direct and office telecommunications and general and administrative services.

Demand Notes Due to Affiliate

The Partnership has an agreement with Verizon Communications' wholly-owned financing affiliate, Verizon Global Funding ("VGF") under which it could borrow, regularly on an uncommitted basis, up to an agreed upon amount for working capital and other general partnership purposes. Amounts payable to VGF are offset on a daily basis by cash available in the Partnership's cash accounts. At December 31, 2002, the maximum amount available from VGF was $17.8 billion. Under the terms of the agreement, all demand notes are payable to VGF on demand.

In 2002, the Partnership received refunds of approximately $1,740 million from the FCC pertaining to the disputed wireless spectrum licenses (see Note 15). The refunds were used to reduce the debt payable to VGF.

Demand note borrowings from VGF will fluctuate based upon the Partnership's working capital and other funding requirements. Interest on the demand note borrowings is generally based on a blended interest rate calculated by VGF using fixed rates and variable rates applicable to borrowings by VGF to fund the partnership and other entities affiliated with Verizon Communications. For the years ended December 31, 2002 and 2001, the average interest rate for all demand note borrowings from VGF was 5.1% and 5.4%, respectively.

Term Notes Payable to Affiliates

At December 31, 2002, approximately $2,431 million of term note borrowings from Verizon Communications' subsidiaries and affiliates are due in 2009. The Partnership must make quarterly prepayments to the extent that its former Ameritech markets generate excess cash flow, as defined in the term notes. Management does not anticipate such excess cash flow within fiscal 2003; hence the entire amount is classified as long term. Interest on the term note borrowings ranged from 4.26% to 5.57% and 4.61% to 5.96% in 2002 and 2001, respectively. The term notes contain limited, customary non-financial covenants and events of default. The Partnership was in compliance with all covenants and restrictions at December 31, 2002.

In conjunction with the acquisition of the operating assets of Price (see Note
4), in August 2002, Verizon Wireless of the East LP, a subsidiary of the Partnership, obtained a $350 million term note from Verizon Investments Inc., a wholly-owned subsidiary of Verizon Communications. The funds were used to partially fund the redemption of the debt assumed from Price. The term note bears interest at a fixed rate of approximately 8.9% per year. Interest is payable quarterly in arrears. The term note is non-recourse to the partners of Verizon Wireless of the East LP and is guaranteed by Price. It matures four and one-half years after the closing of the Price acquisition (February 15, 2007) or six months following the occurrence of certain specified events.

9.   Financial Instruments
-------------------------------------------------------------------------------

Fair Value

The carrying amounts and fair values of the Partnership's financial instruments as of December 31 consist of the following:

                                                                                December 31,
                                                                     2002                           2001
                                                       -----------------------------   -----------------------------
                                                          Carrying           Fair        Carrying          Fair
(Dollars in Millions)                                       Value           Value          Value           Value
--------------------------------------------------------------------------------------------------------------------
Credit facility and term loans                          $        24     $        24     $       410     $       410
Fixed rate notes                                        $     2,490     $     2,626     $     2,488     $     2,488
Floating rate notes                                     $     1,500     $     1,500     $     1,500     $     1,500
Foreign exchange-forward contracts                      $        35     $        35     $        48     $        48
Partner's capital subject to redemption                 $    20,000     $    20,000     $    20,000     $    20,000

The Partnership's trade receivables and payables, and debt maturing within one year are short term in nature. Accordingly, these instruments' carrying value approximates fair value. The fair values of foreign exchange-forward contracts are determined using quoted market prices. The fair value of the credit facility and term loans is considered to be equivalent to the carrying value as the interest rates are based upon variable rates. A discounted future cash flows method is used to determine the fair value of the fixed and floating rate notes.

Interest Rate Swaps

The Partnership uses interest rate swap contracts to manage market risk and reduce its exposure to fluctuations in interest rates on its variable rate debt. Interest rate swaps allow the Partnership to raise funds at floating rates and effectively swap them into fixed rates that are lower than those available to it if fixed rate borrowings were made directly. These swaps do not involve an exchange of the underlying principal amount. The Partnership's use of interest rate swaps is limited; an insignificant portion of its variable rate debt portfolio is hedged. The Partnership maintained two interest rate swap agreements, one expired in 2000 and the other in August 2001, with an aggregate notional amount of $40 million. The effect of these agreements was to limit the interest rate exposure to 5.73% on $10 million and 5.76% on $30 million of the revolving credit facility.

Periodic payments and receipts under the interest rate swaps were recorded as part of interest expense. The related amount payable to, or receivable from, the counterparty was included in accrued interest payable or other current assets in the consolidated balance sheets. The fair value of the interest rate swaps was not recognized in the consolidated statements of operations as they were accounted for as hedges. If the interest rate swaps ceased to qualify as a hedge, any subsequent gains and losses would have been recognized in the statement of operations.

The Partnership was subject to credit risk in the event of nonperformance by the counterparty to the interest rate swap agreements.

Derivatives

The Partnership maintains foreign exchange-forward contracts to hedge foreign currency transactions; specifically Japanese Yen denominated capital lease obligations. As a result of the Partnership's acquisition of Vodafone's 50% ownership interest in PrimeCo (see Note 1), the Partnership had approximately $120 million and $156 million of foreign exchange contracts outstanding relating to foreign currency denominated capital lease obligations at December 31, 2002 and 2001, respectively. The contracts are designated as cash flow hedges and currently expire at various dates through April 2005. The foreign exchange-forward contracts generally require the Partnership to exchange U.S. dollars for Yen at maturity of the Japanese Yen denominated obligations, at rates agreed to at inception of the contracts.

The Partnership could be at risk for any currency related fluctuations if the counterparties do not contractually comply. Should the counterparties not comply, the ultimate impact, if any, will be a function of the difference in the cost of acquiring Yen at the time of delivery versus the contractually agreed upon price.

Effective January 1, 2001, the Partnership adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its correcting amendments under SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133 requires that all derivatives be measured at fair value and recognized as either assets or liabilities in the consolidated balance sheets. Changes in the fair values of derivative instruments not used as hedges will be recognized in earnings immediately. Changes in the fair values of derivative instruments used effectively as hedges of changes in cash flows will be recognized in other comprehensive income/(loss) and will be recognized in the consolidated statements of operations when the hedged item affects earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The initial impact of adoption on the Partnership's consolidated financial statements was recorded as a cumulative transition adjustment. A charge of $4 million was recorded to earnings as a cumulative effect of a change in accounting principle for derivatives not designated as hedges and a cumulative charge of $2 million was recorded to other comprehensive income/(loss) for derivatives designated as cash flow-type hedges in our consolidated financial statements. The recognition of assets and liabilities in the consolidated balance sheets was immaterial.

The ongoing effect of adoption on the Partnership's consolidated financial statements will be determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period. The impact for the year ended December 31, 2002 was an immaterial gain for derivatives not designated as hedges, however; for the year ended December 31, 2001 the impact was a $4 million loss. These are included in other, net in the 2002 and 2001 consolidated statements of operations, respectively. The impact to other comprehensive income/(loss) for derivatives designated as cash flow-type hedges for the years ended December 31, 2002 and 2001 was immaterial.


10.  Employee Benefits
-------------------------------------------------------------------------------

Pension and Postretirement Benefits

The Partnership provides pension benefits to certain eligible employees hired before January 1, 2001 or to certain employees who were participants in a defined benefit pension plan formerly sponsored by legacy companies under the "Verizon Wireless Retirement Plan" and the "Retiree Medical, Dental and Life Plan," which consists of the former Upstate Cellular Network Pension Plan and AirTouch Pension Plan. These plans include a qualified pension plan, a nonqualified pension plan and a postretirement benefit plan. In accordance with the Alliance Agreement, all AirTouch pension plan assets and liabilities were transferred to the Partnership on January 1, 2001. The beginning balance of each plan's assets and obligations were determined under the purchase method of accounting.

The following information summarizes activity in the pension and postretirement benefit plans:

(Dollars in Millions)                                       Pension Benefits          Postretirement Benefits
                                                       --------------------------    -------------------------
For the Years Ended December 31,                           2002           2001           2002          2001
--------------------------------------------------------------------------------------------------------------
Benefit Cost
Service cost                                            $    18.8      $    19.5      $     0.4     $     0.4
Interest cost                                                 6.8            5.2            1.6           1.7
Expected return on plan assets                              (10.1)         (12.0)             -             -
Amortization of actuarial (gain) loss, net                    4.0              -              -             -
Recognized curtailments gain                                    -           (5.0)             -             -
                                                       -------------------------------------------------------
Net periodic benefit cost                               $    19.5      $     7.7      $     2.0     $     2.1
                                                       =======================================================

(Dollars in Millions)                                         Pension Benefits            Postretirement Benefits
                                                        ----------------------------    ----------------------------
For the Years Ended December 31,                            2002            2001             2002            2001
--------------------------------------------------------------------------------------------------------------------
Benefit Obligation
Benefit obligation at January 1                          $     92.3      $     75.2      $     25.1      $     22.3
Service cost                                                   18.8            19.5             0.4             0.4
Interest cost                                                   6.8             5.2             1.6             1.7
Actuarial loss, net                                             2.8            11.7             4.1             1.5
Benefits paid                                                 (12.6)          (14.3)           (0.9)           (0.8)
Plan amendments                                                 0.8               -               -               -
Curtailments                                                      -            (5.0)              -               -
                                                        ------------------------------------------------------------
Benefit obligation at December 31                        $    108.9      $     92.3      $     30.3      $     25.1
                                                        ------------------------------------------------------------

Change in Plan Assets
Fair value of plan assets at January 1                   $    123.5      $    143.9      $        -     $         -
Actual return on plan assets                                  (11.5)           (7.2)              -               -
Employer contributions                                          1.4             1.1               -               -
Benefits paid                                                 (12.6)          (14.3)              -               -
                                                        ------------------------------------------------------------
Fair value of plan assets at December 31                 $    100.8      $    123.5      $        -     $         -
                                                        ------------------------------------------------------------

Funded Status
Funded status at December 31                             $     (8.2)     $     31.2      $    (30.3)     $    (25.1)
Unrecognized net actuarial loss                                51.4            30.9             5.6             1.4
Unrecognized prior service (benefit) cost                       0.8               -               -               -
                                                        ------------------------------------------------------------
Net amount recognized at December 31                     $     44.0      $     62.1      $    (24.7)     $    (23.7)
                                                        ------------------------------------------------------------

Amounts recognized in the December 31
   Consolidated Balance Sheet consist of:
Prepaid pension costs                                    $     47.7      $     66.4      $        -     $         -
Accrued benefit liability                                      (7.4)           (4.3)          (24.7)          (23.7)
Accumulated other comprehensive loss                            3.7               -               -               -
                                                        ------------------------------------------------------------
Net amount recognized                                    $     44.0      $     62.1      $    (24.7)     $    (23.7)
                                                        ============================================================

The actuarial assumptions used are based on market interest rates, past experience, and management's best estimate of future economic conditions. The expected rate of return on plan assets has been changed from 9.25% in 2002 to 8.50% in 2003. The weighted average assumptions used in determining expense and benefit obligations are as follows:

                                                           As of December 31,
                                                          2002            2001
-------------------------------------------------------------------------------

     Discount rate                                        6.75%          7.25%
     Expected return on plan assets                       9.25%          9.25%
     Rate of compensation increase                        5.50%          5.50%

For the postretirement health care benefit plan, the Partnership assumed a 8.0% weighted average annual health care cost trend rate for 2002, gradually declining to 5.0% in 2005 and beyond. Assumed health care trend rates have a significant effect on the amounts reported for the postretirement benefits. A one-percentage point change in the Partnership's healthcare cost trend rate would have the following effects:

                                                                 One-Percentage Point
(Dollars in Millions)                                           Increase      Decrease
----------------------------------------------------------------------------------------
Effect on total of service and interest cost components         $     0.2     $    (0.2)
Effect on postretirement benefit obligation                     $       2     $      (2)


GTEW Benefit Plans

Upon completion of the Merger, the assets and obligations for benefits pertaining to GTE Corp.'s pension and postretirement plans remained with Verizon Communications. The plans include former employees of GTEW; therefore, the Partnership reimburses Verizon Communications for GTEW's share of the cost of these plans. Prior to January 2001, the allocation was based on GTEW's contribution to the GTE Corp. plans, representing an allocation of the GTE Corp.'s plans' assets and liabilities, based on the number and characteristics of GTEW's employees in relation to total GTE Corp. employees. The Partnership recognized pension expense of $2 million and other postretirement benefit expense of $4 million for the year ended December 31, 2000.

Beginning in 2001, the Partnership and Verizon Communications established a new billing agreement for the costs of providing pension and other postretirement benefits to former GTE Wireless employees for the period commencing January 1, 2001 and ending December 31, 2004. The allocation is based on the proportion of GTEW active salary and number of employees at the Partnership to the total Verizon Communications active salary and number of employees for Non-Network Services pension and postretirement plans, respectively, plus an additional $2 million per year to cover the cost of the pension benefit improvement. The Partnership recognized pension and postretirement benefit expense of $13 million and $11 million for the years ended December 31, 2002 and 2001, respectively, for former GTEW employees.

Employee Savings and Profit Sharing Retirement Plans

The Partnership maintains the Verizon Wireless Savings and Retirement Plan (the "VZW Plan") for the benefit of its employees. During 2000, the Partnership maintained the Bell Atlantic Mobile Savings and Profit Sharing Retirement Plan (the "BAM Plan"). The BAM Plan was amended and restated effective January 1, 2001 and is now the VZW Plan. The BAM Plan and the VZW Plan provide that employees may make contributions and that the Partnership may make matching contributions as well as profit sharing contributions.

Prior to 2001, employees of BAM were eligible to participate in the BAM Plan upon the first of the month following completion of 12 months of employment. Effective January 1, 2001, employees of the Partnership are eligible to participate as soon as practicable following their commencement of employment.

Beginning in 2002, under the employee savings component of the VZW Plan, employees may contribute, subject to IRS limitations, up to a total of 25% of eligible compensation, on a before-tax or after-tax basis, or as a combination of before-tax and after-tax contributions, under Section 401(k) of the Internal Revenue Code of 1986, as amended. In 2001, employees were able to contribute up to a total of 16% of eligible compensation. The Partnership matches 100% of the first 6% of an employee's contributions (75% in the case of former GTE employees who continue to participate in the GTE pension plan). The Partnership recognized approximately $71 million and $70 million of expense related to matching contributions for the years ended December 31, 2002 and 2001, respectively.

Prior to 2001, the Partnership made two types of matching contributions: fixed and variable. The fixed match was made at the rate of 50% of an employee's contributions up to 6% of eligible compensation. The variable match was determined at the sole discretion of the Human Resources Committee of the Board of Representatives (the "HRC"). The HRC declared a variable matching contribution of 50% in the year ended December 31, 2000. The Partnership recognized approximately $18 million of expense related to fixed and variable matching contributions for the year 2000.

Beginning in 2001, under the profit sharing component of the VZW Plan the Partnership may elect, at the sole discretion of the HRC, to contribute an additional amount to the accounts of employees who have completed at least 12 months of service by December 1, 2001 in the form of a profit sharing contribution. The HRC declared profit sharing contributions of 3%, 2% and 3% of employees' eligible compensation for 2002, 2001 and 2000, respectively. The Partnership recognized approximately $47 million, $35 million and $11 million of expense related to profit sharing contributions for 2002, 2001 and 2000, respectively.

11.  Long-Term Incentive Plan
-------------------------------------------------------------------------------

The 2000 Verizon Wireless Long-Term Incentive Plan (formerly known as the Bell Atlantic Mobile 1995 Long-Term Incentive Plan) (the "Plan") provides compensation opportunities to eligible employees and other participating affiliates of the Partnership. The Plan provides rewards that are tied to the long-term performance of the Partnership. Under the former Plan, Contingent Value Appreciation Rights ("CVARs") were granted to eligible employees since 1995. A CVAR was a right to receive cash payment, upon exercise, equal to the appreciation in the fair market value of CVARs from the date granted to the exercise date. On November 1, 2000, all CVARs outstanding were converted to VARs pursuant to the Plan. The outstanding CVARs were converted utilizing a conversion ratio representing the relationship of the fair value of a BAM CVAR to the fair value of a Verizon Wireless VAR.

VARs reflect the change in the value of the Partnership, similar to stock options. Once VARs become vested, employees can exercise their VARs and receive a payment that is equal to the difference between the VAR price on the date of grant and the VAR price on the date of exercise, less applicable taxes. VARs are fully exercisable three years from the date of grant with a maximum term of 10 years. All VARs are granted at a price equal to the estimated fair value of the Partnership at the date of the grant. The Partnership employs standard valuation techniques to arrive at the fair value of the VARs. These standard valuation techniques include both the income approach and the market approach. The income approach uses future net cash flows discounted at market rates of return to arrive at an indication of fair value. The market approach compares the financial condition and operating performance of the enterprise being appraised with that of publicly traded enterprises in the same or similar lines of business thought to be subject to corresponding business and economic risks, and environmental and political factors to arrive at an indication of fair value. The aggregate number of VARs that may be issued under the Plan is 343,300,000.

The Partnership accounts for VARs issued to employees as provided in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations and follows the disclosure only provisions of SFAS No.
123. Effective January 1, 2003, the Partnership will adopt the fair value recognition provisions of SFAS No. 123, prospectively as permitted under SFAS No. 148 (see Note 2). Accordingly, the Partnership will continuously record a charge or benefit in the consolidated statements of operations and comprehensive income each reporting period based on the change in fair value of the award during the period.

Compensation expense resulting from the Plan was $20 million, $4 million and $70 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Awards outstanding at December 31, 2002, 2001 and 2000 under the Plan are summarized as follows:

                                                                                   Weighted
                                                                                    Average
                                                                                   Exercise
                                                                                     Price          Vested
                                                CVARs*            VARs*            of VARs*          VARs*
--------------------------------------------------------------------------------------------------------------
Outstanding, January 1, 2000                  2,709,300
     Granted                                    593,701        25,353,843      $      30.00
     Exercised                               (1,402,350)       (2,064,491)            13.05
     Cancelled                                  (31,115)         (145,263)            30.00
     Conversion of CVARs                     (1,869,536)        4,741,143             18.54
                                            ------------------------------
Outstanding, December 31, 2000                        -        27,885,232             29.31        2,218,305
                                            ------------------------------
     Granted                                          -        54,600,530             17.33
     Exercised                                        -          (105,312)            12.91
     Cancelled                                        -        (2,728,248)            27.76
                                            ------------------------------
Outstanding, December 31, 2001                        -        79,652,202             21.17        1,129,602
                                            ------------------------------
     Granted                                          -        53,980,943              9.10
     Exercised                                        -           (63,101)            11.46
     Cancelled                                        -        (6,652,385)            17.87
                                            ------------------------------
Outstanding, December 31, 2002                        -       126,917,659      $      16.22        1,403,298
                                            ==============================

---------
* The weighted average exercise price is presented in actual dollars; VARs and CVARs are presented in actual units.

The following table summarizes the status of the Partnership's VARs as of December 31, 2002:

                                                VARs Outstanding                            VARs Vested
                               --------------------------------------------------   ----------------------------
                                                    Weighted
                                                    Average
                                                    Remaining        Weighted                         Weighted
Range of                                           Contractual       Average                          Average
Exercise Prices                     VARs           Life (Years)   Exercise Price        VARs      Exercise Price
----------------------------------------------------------------------------------------------------------------
$8.74 - $14.79                   51,216,239            9.51        $      8.77         611,872     $     11.09
$14.80 - $22.19                  49,977,100            8.78              16.75         636,621           17.05
$22.20 - $30.00                  25,724,320            7.53              30.00         154,805           30.00
                               -------------                                        -----------
Total                           126,917,659                        $     16.22       1,403,298     $     15.88
                               =============                                        ===========

During 2000, the Partnership recorded a charge to operating expenses of approximately $38 million in selling, general and administrative expenses related to the vesting of certain CVARs in accordance with the Plan, in connection with the closing of the AirTouch Properties acquisition. The vesting was triggered by a change of control provision as defined in the Plan.

12.  Income Taxes
-------------------------------------------------------------------------------

The provision for income taxes consists of the following:

                                                For the Years Ended December 31,
(Dollars in Millions)                        2002             2001           2000
--------------------------------------------------------------------------------------
Current:
Federal                                   $      108      $       83      $      158
State and local                                   26              28              52
                                         ---------------------------------------------
                                                 134             111             210
                                         ---------------------------------------------
Deferred:
Federal                                           47             (38)            (38)
State and local                                   12             (11)            (23)
                                         ---------------------------------------------
                                                  59             (49)            (61)
                                         ---------------------------------------------
Provision for income taxes                $      193      $       62      $      149
                                         =============================================

A reconciliation of the income tax provision computed at the statutory tax rate to the Partnership's effective tax rate is as follows:

                                                                              For the Years Ended December 31,
(Dollars in Millions)                                                        2002           2001           2000
-------------------------------------------------------------------------------------------------------------------
Income tax provision at the statutory rate                                $     972      $     478      $     587
State income taxes, net of U.S. federal benefit                                  30             16             19
Amortization of goodwill                                                          -             36             45
Partnership income not subject to federal or state income taxes                (810)          (468)          (500)
Other, net                                                                        1              -             (2)
                                                                         -----------------------------------------
Provision for income tax                                                  $     193      $      62      $     149
                                                                         =========================================

Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. The significant components of the Partnership's deferred tax assets and (liabilities) are as follows:

                                                          December 31,
(Dollars in Millions)                                 2002             2001
--------------------------------------------------------------------------------
Total deferred tax assets                         $       222      $       240
                                                 -------------------------------

Deferred tax liabilities:
Property, plant and equipment                     $      (400)     $      (260)
Intangible assets                                      (3,772)          (2,189)
Other                                                    (108)            (108)
                                                 -------------------------------
Total deferred tax liabilities                    $    (4,280)     $    (2,557)
                                                 -------------------------------

Net deferred tax asset-current                    $       107      $       107
Net deferred tax liability-non-current            $    (4,165)     $    (2,424)

Net operating loss carryovers of $128 million expire at various dates principally from December 31, 2017 through December 31, 2020.

13.  Leases
-------------------------------------------------------------------------------

Operating Leases

The Partnership entered into operating leases for facilities and equipment used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. For the years ended December 31, 2002, 2001 and 2000, the Partnership recognized rent expense related to payments under these operating leases of $406 million, $338 million and $218 million, respectively, in cost of service and $241 million, $220 million and $158 million, respectively, in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive income.

Capital Leases

The Partnership has certain sales/leasebacks for network equipment which are accounted for as financings, whereby a sale was not recorded and a capital lease obligation was recorded for the proceeds received. The related depreciation of assets recorded under capital leases is included in depreciation and amortization in the accompanying consolidated statements of operations and comprehensive income.

Future minimum payments under these and other capital lease obligations, a portion of which are payable in Japanese Yen, less imputed interest, and the aggregate future minimum rental commitments under noncancellable operating leases, excluding renewal options for the periods are as follows:

                                                              Operating       Capital
(Dollars in Millions)                                          Leases          Leases
---------------------------------------------------------------------------------------
Years
-----
2003                                                         $      528     $       49
2004                                                                477             68
2005                                                                421              9
2006                                                                336              1
2007                                                                240              1
2008 and thereafter                                                 692             17
                                                            ---------------------------
Total minimum payments                                       $    2,694            145
                                                            ============
          Less:  imputed interest                                                   23
                                                                           ------------
Obligations under capital leases                                                   122
          Less:  current capital lease obligations                                  45
                                                                           ------------
Long-term capital lease obligations at December 31, 2002                    $       77
                                                                           ============

14.  Other Transactions with Affiliates
-------------------------------------------------------------------------------

In addition to transactions with affiliates in Notes 8 and 10, other significant transactions with affiliates are summarized as follows:

                                                                                            For the Years Ended December 31,
(Dollars in Millions)                                                                      2002           2001           2000
---------------------------------------------------------------------------------------------------------------------------------
Statement of Operations:
  Revenue related to transactions with affiliated companies                             $       20     $       39     $       51
  Direct and office telecommunication charges                                           $      281     $      265     $      340
  Certain general and administrative expenses (a)                                       $       81     $       49     $      160
  Secondment agreement expenses (b)                                                     $        -     $        -     $      657
  Interest expense, net                                                                 $      499     $      504     $      562

Balance Sheet:
  Amounts capitalized for construction of cell sites and other system property          $        -     $        -     $        4

---------
(a) In addition to recurring allocations, during 2000, the Partnership received an allocation of direct costs of approximately $46 in selling, general and administrative expenses from Verizon Communications. The charge related to severance costs and incentive stay agreements with employees of GTEW that were incurred in connection with the Merger. In 2001, the affiliate general and administrative expenses were the result of direct billings. Prior to 2001, expenses were allocated based on the percentage of time spent on wireless-related activities. The percentage used was determined by annual time studies. The Partnership believes these allocations were reasonable.

(b) On April 3, 2000, Vodafone, Verizon Communications and the Partnership entered into an employee secondment agreement pursuant to which Vodafone agreed to loan approximately 14,000 of its employees to the Partnership until December 31, 2000. During the period, the loaned employees continued to be paid by Vodafone and performed services exclusively for the Partnership, which reimbursed Vodafone for their salaries, benefits and any relocation expenses. The Partnership reimbursed Vodafone $657 in 2000. All loaned employees became employees of the Partnership on January 1, 2001.

Under the terms of the partnership agreement between Verizon Communications and Vodafone, the Partnership is required to make annual distributions to its partners to pay taxes. Additionally, the Partnership is required, subject to compliance with specified financial tests, to pay distributions to the partners based upon a calculation specified in the partnership agreement.

Based on the financial tests performed, a $1,113 million distribution will be made to the partners in February 2003 for the period July through December 2002. Concurrent with this payment, the Partnership will make a supplemental distribution in 2003 of $112 million to the partners with respect to the period from April 2000 to June 2002. In August 2002, an $862 million distribution was made to the partners for the period January through June 30, 2002. In February 2001, a $691 million distribution was made to the partners for the period July through December 31, 2000. There have been no distributions made in respect of the 2001 calendar year due to the result of the financial tests mentioned above.

In December 2002, a 57.13% partnership interest in Pennsylvania RSA6 (B1), valued at approximately $24 million, was contributed to the Partnership from Verizon Communications. In December 2001, approximately $25 million of proceeds related to the sale of an asset associated with an overlap property were received directly by Verizon Communications. In connection with the sale of overlapping properties by Verizon Communications in 2001 and 2000, non-cash proceeds of approximately $1.5 billion were generated and were fully utilized for the purchase of certain properties. In accordance with the U.S. Wireless Alliance Agreement with Vodafone, in the first quarter of 2001, the Partnership recorded an equity contribution from Verizon Communications, relieving the affiliate payable (see Note 5).

Upon finalization of the disposition of certain overlap wireless properties, the Partnership may be required to make additional distributions or may receive additional contributions from Verizon Communications or Vodafone to reflect the proportionate ownership of the two partners in accordance with the Alliance Agreement. Management is unable to estimate the impact this may have on the financial position of the Partnership as negotiations between Verizon Communications and Vodafone regarding the finalization of the disposition of the overlap wireless properties is not complete.

15.  Commitments and Contingencies
-------------------------------------------------------------------------------

Under the terms of the investment agreement entered into among the Partnership, Verizon Communications and Vodafone on April 3, 2000, Vodafone may require the Partnership to purchase up to an aggregate of $20 billion of Vodafone's interest in the Partnership, at its then fair market value, with up to $10 billion redeemable in July 2003 and/or 2004 and the remainder in July 2005, 2006 and/or 2007. Verizon Communications has the right, exercisable at its sole discretion, to purchase all or a portion of this interest instead of the Partnership. However, even if Verizon Communications exercises this right, Vodafone has the option to require the Partnership to purchase up to $7.5 billion of this interest redeemable in July 2005, 2006 and/or 2007 with cash or contributed debt. Accordingly, $20 billion of partners' capital has been classified as redeemable on the accompanying consolidated balance sheets.

The Alliance Agreement contains a provision, subject to specified limitations, that requires Vodafone and Verizon Communications to indemnify the Partnership for certain contingencies, excluding PrimeCo contingencies, arising prior to the formation of Verizon Wireless.

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

All of the above matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate liability with respect to these matters at December 31, 2002 cannot be ascertained. The potential effect, if any, on the consolidated financial condition and results of operations of the Partnership, in the period in which these matters are resolved, may be material.

In addition to the aforementioned matters, the Partnership is subject to various other legal actions and claims in the normal course of business. While the Partnership's legal counsel cannot give assurance as to the outcome of each of these other matters, in management's opinion, based on the advice of such legal counsel, the ultimate liability with respect to any of these actions, or all of them combined, will not materially affect the combined financial position or operating results of the Partnership.

On March 19, 2001, the Partnership awarded a three-year, approximately $5 billion supply contract to telecommunications equipment maker Lucent Technologies Inc. ("Lucent"). The contract makes Lucent the largest supplier of high-speed, high-capacity wireless infrastructure to the Partnership. As of December 2002, the remaining commitment was approximately $1.8 billion.

FCC Auction

In December 2000, the FCC began an auction of Personal Communications Service ("PCS") licenses that had been awarded in previous license grants but had been cancelled by the FCC and reclaimed from those bidders. The Partnership was the winning bidder for 113 of the 422 licenses offered. The Partnership agreed to pay a total bid price of approximately $8.8 billion upon receipt of the licenses and paid $1.8 billion as a deposit. There were no legal challenges to the Partnership's qualifications to acquire these licenses. The Partnership was awarded 33 of the 113 licenses in August 2001 and paid approximately $82 million for them. However, the remaining licenses for which the Partnership was the high bidder have been the subject of litigation by the original licensees, NextWave Personal Communications Inc. and NextWave Power Partners, Inc. (collectively "NextWave"). In June 2001 a federal appeals court ruled that the FCC's cancellation of NextWave's licenses violated the federal bankruptcy law. The FCC appealed that decision to the United States Supreme Court. Oral argument on the appeal was heard in October 2002, and the decision remained pending at December 31, 2002. On January 27, 2003, the Supreme Court opinion affirmed the lower court decision ordering the FCC to return the auction spectrum to NextWave.

In January 2002, the Partnership and most other bidders filed a petition with the FCC to refund their deposits on the ground that the FCC could not timely deliver the licenses to them. In March 2002, the FCC ordered a refund of 85% of the deposits but determined that it would retain the balance pending the outcome of the Supreme Court case. In November 2002, however, the FCC decided to refund the remaining balance for those bidders that wanted to dismiss their applications and to thereupon relieve those bidders of their obligations. In December 2002, the Partnership dismissed its applications and received back in full its remaining deposit of $261 million.

Proposed Acquisitions

On December 19, 2002, the Partnership signed an agreement with Northcoast Communications LLC, to purchase 50 PCS licenses and related network assets, for approximately $750 million in cash. The licenses cover large portions of the East Coast and Midwest and the total population served by the licenses is approximately 47 million. The transaction is expected to close during the second quarter of 2003.


16.  Subsequent Events
-------------------------------------------------------------------------------

On January 29, 2003, the Partnership withdrew its registration statement for an initial public offering of equity securities, filed with the SEC.

In February 2003, the Partnership purchased a 66% general partnership interest in Virginia 10 RSA Limited Partnership ("Virginia 10") for approximately $37 million from Shenandoah Mobile Company, a wholly-owned direct subsidiary of Shenandoah Telecommunications Company, bringing its total interest in Virginia 10 to 67%.

On March 4, 2003, Verizon Communications purchased a minority interest in one of its subsidiaries that is a partner in the Partnership for approximately $98 million. Pursuant to a preexisting agreement, the Partnership reimbursed Verizon Communications for this amount.

                          INDEPENDENT AUDITORS' REPORT



To the Board of Representatives and Partners of Cellco Partnership d/b/a Verizon Wireless

     We have audited the consolidated financial statements of Cellco Partnership d/b/a Verizon Wireless (the "Partnership") as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated January 28, 2003 (March 4, 2003 as to Note 16), (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the Partnership's change in method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" in fiscal 2002, and the Company's change in method of accounting for derivative instruments and hedging activities to conform to SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", in fiscal
2001); such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
New York, New York
January 28, 2003

                Schedule II - Valuation and Qualifying Accounts
                  Cellco Partnership (d/b/a Verizon Wireless)


                                                Balance at       Additions         Write-offs,      Balance at
                                                beginning        charged to          net of         end of the
(in millions)                                  of the year       operations        recoveries          year
----------------------------------------------------------------------------------------------------------------
Accounts Receivable Allowances:
    2002                                       $       324      $       442       $      (448)     $       282
    2001                                       $       198      $       649       $      (523)     $       324
    2000                                       $        84      $       470       $      (356)     $       198

Inventory Allowances:
    2002                                       $        13      $        68       $       (65)     $        16
    2001                                       $        21      $       124       $      (132)     $        13
    2000                                       $        13      $        82       $       (74)     $        21

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cellco Partnership

Date   March 27, 2003                       By   /s/ Andrew N. Halford
       --------------                            ----------------------------
                                                     Andrew N. Halford
                                                     Vice President and Chief
                                                     Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:
/s/ Dennis F. Strigl                          President and                                 March 27, 2003
--------------------------------------        Chief Executive Officer
    Dennis F. Strigl


Principal Financial and Accounting
Officer:

/s/ Andrew N. Halford                         Vice President and                            March 27, 2003
--------------------------------------        Chief Financial Officer
    Andrew N. Halford

                 *                            Chairman of the Board of Representatives      March 27, 2003
--------------------------------------
       (Ivan G. Seidenberg)

                 *                            Representative                                March 27, 2003
--------------------------------------
       (Sir Christopher Gent)

                 *                            Representative                                March 27, 2003
--------------------------------------
       (Lawrence T. Babbio, Jr.)

                 *                            Representative                                March 27, 2003
--------------------------------------
       (Doreen A. Toben)

                 *                            Representative                                March 27, 2003
--------------------------------------
       (Kenneth J. Hydon)

                 *                            Representative                                March 27, 2003
--------------------------------------
       (Tomas Isaksson)


*By: /s/ Dennis F. Strigl
    ----------------------------------
         (Dennis F. Strigl)
         Co-Attorney-in-Fact


*By: /s/ Andrew N. Halford
    ----------------------------------
         (Andrew N. Halford)
         Co-Attorney-in-Fact

I, Dennis F. Strigl, certify that:

1.   I have reviewed this annual report on Form 10-K of Cellco Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003



/s/ Dennis F. Strigl
--------------------------------------

Dennis F. Strigl
President and Chief Executive Officer

I, Andrew N. Halford, certify that:

1.   I have reviewed this annual report on Form 10-K of Cellco Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003



/s/ Andrew N. Halford
------------------------------------------

Andrew N. Halford
Vice President and Chief Financial Officer