Form 10-Q
period 2003-03-31
CELLCO PARTNERSHIP
filed 2003-05-14
CIK 1175215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 333-92214

Cellco Partnership
(Exact name of registrant as specified in its charter)

Delaware (State of Organization)	22-3372889 (I.R.S. Employer Identification No.)

180 Washington Valley Road Bedminster, New Jersey (Address of principal executive offices)	07921 (Zip Code)

Registrant’s telephone number (908) 306-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √    No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes__   No  √

Table of Contents

Item No.

Part I. Financial Information		Page

1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Operations and Comprehensive Income
	Three months ended March 31, 2003 and 2002	1

	Condensed Consolidated Balance Sheets
	March 31, 2003 and December 31, 2002	2

	Condensed Consolidated Statements of Cash Flows
	Three months ended March 31, 2003 and 2002	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4

2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	8

3.	Quantitative and Qualitative Disclosures About Market Risk	14

4.	Controls and Procedures	14

Part II. Other Information

1.	Legal Proceedings	15

6.	Exhibits and Reports on Form 8 -K	15

Signature		16

Certifications		17

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Operations and Comprehensive Income
Cellco Partnership (d/b/a Verizon Wireless)

(Dollar in Millions)(Unaudited)	Three Months Ended March 31,
	2003	2002

Operating Revenue
Service revenue	$4,660	$4,052
Equipment and other	426	378

Total operating revenue	5,086	4,430

Operating Costs and Expenses
Cost of service (excluding depreciation and amortization related to network assets included below)	710	666
Cost of equipment	729	579
Selling, general and administrative	1,866	1,685
Depreciation and amortization	907	782
Sales of assets, net	-	1

Total operating costs and expenses	4,212	3,713

Operating Income	874	717

Other Income (Expenses)
Interest expense, net	(168)	(153)
Minority interests	(36)	(14)
Equity in income of unconsolidated entities	3	3
Other, net	1	-

Income before provision for income taxes	674	553
Provision for income taxes	(45)	(36)

Net Income	629	517

Other Comprehensive Income
Unrealized gain on derivative financial instruments	5	1

Comprehensive Income	$634	$518

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Cellco Partnership (d/b/a Verizon Wireless)

(Dollars in Millions) (Unaudited)	March 31, 2003	December 31, 2002

Assets
Current assets
Cash	$203	$124
Receivables, net of allowances of $293 and $282	1,702	1,988
Unbilled revenue	340	369
Inventories, net	290	331
Prepaid expenses and other current assets	428	404

Total current assets	2,963	3,216

Property, plant and equipment, net	17,957	17,688
Wireless licenses, net	40,093	40,014
Other intangibles, net	1,461	1,594
Investments in unconsolidated entities	227	225
Deferred charges and other assets, net	431	449

Total assets	$63,132	$63,186

Liabilities and Partners’ Capital
Current liabilities
Short-term obligations, including current maturities	$1,581	$1,576
Due to affiliates, net	7,424	6,580
Accounts payable and accrued liabilities	2,343	2,618
Advance billings	562	536
Other current liabilities	136	139

Total current liabilities	12,046	11,449

Long-term debt	2,541	2,569
Due to affiliates	2,781	2,781
Deferred tax liabilities, net	4,175	4,165
Other non-current liabilities	370	358

Total liabilities	21,913	21,322

Minority interests in consolidated entities	1,521	1,575
Partner’s capital subject to redemption	20,000	20,000

Commitments and contingencies (see Note 6)
Partners’ capital
Capital	19,698	20,294
Accumulated other comprehensive loss	-	(5)

Total partners’ capital	19,698	20,289

Total liabilities and partners’ capital	$63,132	$63,186

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Cellco Partnership (d/b/a Verizon Wireless)

	Three Months Ended March 31,
(Dollars in Millions) (Unaudited)	2003	2002

Cash Flows from Operating Activities
Net income	$629	$517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	907	782
Equity in loss of unconsolidated entities	(3)	(3)
Minority interests	36	14
Net loss on disposal of property, plant and equipment	-	4
Changes in certain assets and liabilities (net of the effects of purchased and disposed businesses)	104	(144)

Net cash provided by operating activities	1,673	1,170

Cash Flows from Investing Activities
Capital expenditures	(1,107)	(819)
Proceeds from sale of property, plant and equipment	-	1
Acquisitions of businesses and licenses, net of cash acquired	(146)	(777)
Contributions to unconsolidated entities	(1)	-
Distributions from unconsolidated entities	2	4

Net cash used in investing activities	(1,252)	(1,591)

Cash Flows from Financing Activities
Net proceeds from affiliates	933	378
Net change in short-term obligations	(25)	(18)
Distribution to partners	(1,225)	-
Contributions from minority investors	2	6
Distribution to minority investors	(27)	(5)

Net cash (used in) provided by financing activities	(342)	361

Increase (decrease) in cash	79	(60)
Cash, beginning of period	124	198

Cash, end of period	$203	$138

See Notes to Unaudited Condensed Consolidated Financial Statements

Notes to Unaudited Condensed Consolidated Financial Statements
Cellco Partnership (d/b/a Verizon Wireless)

1.   Background and Basis of Presentation

Cellco Partnership (the ‘‘Partnership’’), doing business as Verizon Wireless, is the nation’s leading provider of wireless communications in terms of the number of subscribers, network coverage, revenues and operating income. The Partnership provides wireless voice and data services and related equipment to consumers and business customers in its markets. The Partnership has the largest wireless network in the United States covering 49 of the 50 most populated metropolitan areas throughout the United States.

The accompanying unaudited interim financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules and regulations for interim reporting. These rules and regulations allow certain information required under generally accepted accounting principles to be condensed or omitted, provided that the interim financial statements, when read in conjunction with the Partnership’s annual audited consolidated financial statements included in the most recent Annual Report on Form 10-K for the year ended December 31, 2002, provide a fair presentation of the Partnership’s interim financial position, results of operations and cash flows. These interim financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items.

Certain reclassifications have been made to the 2002 condensed consolidated financial statements to conform to the current period presentation.

2.   Recently Issued Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. On January 1, 2003, the Partnership adopted the fair value recognition provisions of SFAS No. 123, prospectively (as permitted under SFAS No. 148) with respect to all new stock-based employee compensation granted, modified or settled after January 1, 2003. As the Partnership accounts for its Value Appreciation Rights under a fair value approach, the impact of the adoption of the fair value recognition provisions of SFAS No. 123 had no effect on the Partnership’s results of operations or financial position.

3.   Wireless Licenses and Other Intangibles, Net

The Partnership treats wireless licenses as an indefinite life intangible asset under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The wireless licenses are not amortized but rather tested for impairment. The Partnership will reevaluate the useful life determination for wireless licenses at least annually to determine whether events and circumstances continue to support an indefinite useful life.

The changes in the carrying amount of wireless licenses are as follows:

(Dollars in Millions)	Wireless Licenses, net (a)	Wireless Licenses Associated with Equity Method Investments (b)	Total

Balance as of December 31, 2002	$40,014	$168	$40,182
Wireless licenses acquired	76	-	76
Aggregate impairment losses recognized	-	-	-
Other	3	-	3

Balance as of March 31, 2003	$40,093	$168	$40,261

(a)	Interest costs of $3 and $21 were capitalized in wireless licenses during the three months ended March 31, 2003 and the year ended December 31, 2002, respectively.
(b)	Included in investments in unconsolidated entities.

Other intangibles, net consist of the following:

(Dollars in Millions)	March 31, 2003	December 31, 2002

Customer lists (4-7 yrs.)	$3,425	$3,424
Other (8 yrs.)	1	1

	3,426	3,425
Less: accumulated amortization (a)(b)	1,965	1,831

Other intangibles, net	$1,461	$1,594

(a)	Amortization expense for the three months ended March 31, 2003 and 2002 was $134 and $152, respectively.
(b)	Based solely on the amortized intangible assets existing at March 31, 2003, the estimated amortization expense for the five succeeding fiscal years is as follows:
	For the year ended 12/31/03	$515
	For the year ended 12/31/04	$469
	For the year ended 12/31/05	$463
	For the year ended 12/31/06	$131
	For the year ended 12/31/07	$12

4.   Business Combinations

Acquisitions in the three months ended March 31, 2003 consisted of various individually immaterial partnership interests and wireless licenses.

In February 2002, the Partnership acquired certain Dobson Communications Corporation (“Dobson”) wireless operations in California, Georgia, Ohio, Tennessee, and Arizona for approximately $552 million. All other acquisitions in the three months ended March 31, 2002 consisted of various individually immaterial partnership interests and wireless licenses.

All of the acquisitions of businesses included in these amounts were accounted for under the purchase method of accounting with results of operations included in the consolidated statements of operations from the date of acquisition. Had the acquisitions of businesses been consummated on January 1 of the year preceding the year of acquisition, the results of these acquired operations would not have had a significant impact on the Partnership’s consolidated results of operations for each of the periods presented.

The following table presents information about the Partnership’s acquisitions for the three months ended March 31, 2003 and 2002:

(Dollars in Millions)	Acquisition Date	Purchase Price (a)	Wireless Licenses	Other Intangibles	Net Tangible Assets

2003
Various	Various	$146	$76	$1	$69

2002
Dobson	Feb 2002	$552	$505	$19	$28
Various	Various	$225	$211	$4	$10

____________

(a)  Purchase price includes cash, assumption of debt, as well as the fair value of assets exchanged, as applicable.

5.   Supplementary Financial Information

Property, plant and equipment consists of the following:
(Dollars in Millions)	March 31, 2003	December 31, 2002

Land and improvements	$95	$94
Buildings (5-40 yrs.)	3,874	3,768
Wireless plant equipment (4-15 yrs.)	22,666	21,719
Rental equipment (1-3 yrs.) (a)	-	162
Furniture, fixtures and equipment (2-7 yrs.)	2,615	2,703
Leasehold improvements (5 yrs.)	803	798

	30,053	29,244
Less: accumulated depreciation (b)	12,096	11,556

Property, plant and equipment, net (c)(d)	$17,957	$17,688

(a)	As of March 31, 2003, all rental equipment was retired; therefore, the cost and related accumulated depreciation have been removed from the condensed consolidated balance sheet.
(b)	Depreciation expense for the three months ended March 31, 2003 and 2002 was $747 and $612, respectively.
(c)	Construction-in-progress included in certain of the classifications shown in property, plant and equipment, principally wireless plant equipment, amounted to $1,130 and $837 at March 31, 2003 and December 31, 2002, respectively.

(d)	Interest costs of $13 and $56 and network engineering costs of $48 and $203 were capitalized during the three months ended March 31, 2003 and the year ended December 31, 2002, respectively.

Supplementary cash flow information is as follows:
	Three Months Ended March 31,
(Dollars in Millions)	2003	2002

Net cash paid (refunds received) for income taxes	$36	$(2)
Interest paid, net of amounts capitalized	$133	$117

Business combinations and other acquisitions:
Cash paid	$146	$777
Debt and net liabilities assumed, less cash	-	4

Fair value of assets acquired	$146	$781

6.   Commitments and Contingencies

Under the terms of the investment agreement entered into among the Partnership, Verizon Communications Inc. (“Verizon Communications”) and Vodafone Group Plc (“Vodafone”) on April 3, 2000, Vodafone may require the Partnership to purchase up to an aggregate of $20 billion of Vodafone’s interest in the Partnership, at its then fair market value, with up to $10 billion redeemable during July 2003 and/or 2004 and the remainder, not to exceed $10 billion in any one year, during July 2005, 2006 and/or 2007. Verizon Communications has the right, exercisable at its sole discretion, to purchase all or a portion of this interest instead of the Partnership. However, even if Verizon Communications exercises this right, Vodafone has the option to require the Partnership to purchase up to $7.5 billion of this interest redeemable in July 2005, 2006 and/or 2007 with cash or contributed debt. Accordingly, $20 billion of partners’ capital has been classified as redeemable on the accompanying condensed consolidated balance sheets.

The Alliance Agreement contains a provision, subject to specified limitations, that requires Vodafone and Verizon Communications to indemnify the Partnership for certain contingencies, excluding PrimeCo Personal Communications L.P. contingencies, arising prior to the formation of Verizon Wireless.

The Partnership is subject to several lawsuits and other claims including class actions, product liability, patent infringement, antitrust, partnership disputes, and claims involving the Partnership’s relations with resellers and agents. The Partnership is also defending lawsuits filed against the Partnership and other participants in the wireless industry alleging various adverse effects as a result of wireless phone usage. Various consumer class action lawsuits allege that the Partnership breached contracts with consumers, violated certain state consumer protection laws and other statutes and defrauded customers through concealed or misleading billing practices. These matters may involve indemnification obligations by third parties and/or affiliated parties covering all or part of any potential damage awards against the Partnership and/or insurance coverage. Attorney Generals in a number of states also are investigating certain sales, marketing and advertising practices.

All of the above matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate liability with respect to these matters at March 31, 2003 cannot be ascertained. The potential effect, if any, on the consolidated financial condition and results of operations of the Partnership, in the period in which these matters are resolved, may be material.

In addition to the aforementioned matters, the Partnership is subject to various other legal actions and claims in the normal course of business. While the Partnership’s legal counsel cannot give assurance as to the outcome of each of these other matters, in management’s opinion, based on the advice of such legal counsel, the ultimate liability with respect to any of these actions, or all of them combined, will not materially affect the combined financial position or operating results of the Partnership.

On March 19, 2001, the Partnership awarded a three-year, approximately $5 billion supply contract to telecommunications equipment maker Lucent Technologies Inc. (“Lucent”). The contract makes Lucent the largest supplier of high-speed, high-capacity wireless infrastructure to the Partnership. As of March 31, 2003, the remaining commitment was approximately $1.3 billion.

On December 19, 2002, the Partnership signed an agreement with Northcoast Communications LLC, to purchase 50 personal communications services licenses and related network assets, for approximately $750 million in cash. The licenses cover large portions of the East Coast and Midwest and the total population served by the licenses is approximately 47 million. The transaction is expected to close during the second quarter of 2003.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we”, “our”, “us” and “the Partnership” refer to Cellco Partnership d/b/a Verizon Wireless.

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the three years ended December 31, 2002 and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations", all of which are contained in our Annual Report on Form 10-K (No. 333-92214).

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

Critical Accounting Policies and Estimates

The following discussion and analysis is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses, and assets and liabilities, during the periods reported. Estimates are used for, but not limited to, the accounting for: allowance for uncollectible accounts receivable, unbilled revenue, fair values of financial instruments, depreciation and amortization, useful life and impairment of assets, accrued expenses, inventory reserves, equity in income (loss) of unconsolidated entities, employee benefits, income taxes, contingencies and allocation of purchase prices in connection with business combinations. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from those estimates.

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

  We recognize service revenue based upon access to the network (access revenue) and usage of the network (airtime/usage revenue), net of credits and adjustments for service discounts. We are required to make estimates for service revenue earned but not yet billed at the end of each reporting period. These estimates are based primarily upon historical minutes of use processed. Our revenue recognition policies are in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 101, ‘‘Revenue Recognition in Financial Statements.’’

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

  When testing the carrying value of our wireless licenses for impairment, we determine the fair value of our aggregated wireless licenses by subtracting from enterprise discounted cash flows (net of debt) the fair value of all of our other net tangible and intangible assets. If the residual fair value of the aggregated wireless licenses as determined above is less than the aggregated carrying amount of the licenses, an impairment will be recognized. Tests for impairment are performed at least annually (in the fourth quarter) and more often if events or circumstances warrant.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. On January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, prospectively (as permitted under SFAS No. 148) with respect to all new stock-based employee compensation granted, modified or settled after January 1, 2003. As we currently account for our Value Appreciation Rights under a fair value approach, the impact of the adoption of the fair value recognition provisions of SFAS No. 123 had no effect on our results of operations or financial position.

Consolidated Results of Operations

Subscribers	Three Months Ended March 31,
	2003	2002	% Change

Subscribers (end of period) (thousands)	33,324	29,584	12.6%
Net additions in the period* (thousands)	833	186	347.8%
Average monthly churn	2.1%	2.6%	-19.1%

*Includes approximately 6 thousand subscribers in the first quarter of 2003 and approximately 68 thousand subscribers in the first quarter of 2002 added through property acquisitions.

We ended the first quarter of 2003 with 33.3 million subscribers, compared to 29.6 million subscribers at the end of the first quarter of 2002, an increase of 3.7 million net new subscribers, or 12.6%. Of these new subscribers, approximately 423 thousand were the result of business acquisitions, including the acquisition of Price Communications Wireless Inc.’s operations in August 2002. The overall composition of our customer base as of March 31, 2003 was 90% retail postpaid, 6% retail prepaid and 4% resellers compared to 89% retail postpaid, 5% retail prepaid and 6% resellers as of March 31, 2002.

Approximately 29.7 million, or 89% of our subscribers as of March 31, 2003, subscribed to CDMA digital service, compared to 81% as of March 31, 2002.

Approximately 827 thousand customers were added through internal growth during the first quarter of 2003, including approximately 72 thousand through our reseller channel. We added approximately six thousand subscribers during the first quarter of 2003 through the purchase of a general partnership interest in the Virginia 10 RSA Limited Partnership. As previously reported, our net subscriber additions for the fourth quarter 2002 were reduced by 85 thousand to account for unusually low reseller channel disconnect activity that likely resulted from delayed reseller reporting. We believe approximately 8,500 of those subscribers disconnected in the first quarter 2003 and consequently our net subscriber additions were increased by that amount in that period.

Total churn, including retail and wholesale, decreased to 2.08% in the first quarter of 2003 compared to 2.57% in the first quarter of 2002. In March 2003, the period within which prepaid subscribers must replenish their minutes to avoid having their service terminated was reduced. This change in policy resulted in a one-time increase in prepaid disconnects of approximately 146 thousand in March 2003.

Operating Revenue
(Dollar in Millions)	Three Months Ended March 31,
	2003	2002	% Change

Service revenue	$4,660	$4,052	15.0%

Equipment and other	426	378	12.7%

	$5,086	$4,430	14.8%

Average service revenue per subscriber per month	$47.20	$45.81	3.0%

Total operating revenue grew by $656 million, or 14.8%, in the first quarter of 2003 compared to the similar period in 2002.

Service revenue. Service revenue grew by $608 million, or 15.0%, in the first quarter of 2003 compared to the similar period in 2002. This increase was primarily due to the 12.6% increase in subscribers as well as an increase in average service revenue per subscriber for the three months ended March 31, 2003 compared to the similar period in 2002.

Average service revenue per subscriber per month increased 3.0% to $47.20 for the first quarter of 2003 compared to the first quarter of 2002, primarily due to the higher proportion of subscribers choosing higher access price plans, including our America’s Choice price plans. In addition, retail customers, who generally have higher service revenue than wholesale customers, comprised approximately 96% of the subscriber base at the end of the first quarter of 2003, compared to 94% at the end of the first quarter of 2002. This increase was partially offset by decreased roaming revenue as a result of rate reductions with third-party carriers and decreased long distance revenue due to the continued increase in the popularity of bundled pricing plans.

Equipment and other revenue. Equipment and other revenue grew by $48 million, or 12.7%, in the first quarter of 2003 compared to the similar period in 2002. The increase was primarily attributed to an increase in handsets sold, due to a 20.5% increase in gross subscriber additions in the first quarter 2003 compared to the similar period in 2002. In addition, revenue associated with certain regulatory fees, primarily the Universal Service Fund (“USF”), increased by $8 million in the first quarter of 2003 compared to the similar period in 2002, due to subscriber growth. The $8 million increase in the associated payments of these fees is reflected in selling, general and administrative expense.

Operating Costs and Expenses

(Dollars in Millions)	Three Months Ended March 31,

	2003	2002	% Change

Cost of service	$710	$666	6.6%
Cost of equipment	729	579	25.9%
Selling, general and administrative	1,866	1,685	10.7%
Depreciation and amortization	907	782	16.0%
Sales of assets, net	-	1	-100.0%

	$4,212	$3,713	13.4%

Cost of service. Cost of service grew by $44 million, or 6.6%, for the first quarter of 2003 compared to the similar period in 2002. The increase was primarily due to increased direct telecom charges caused by increased network usage of approximately 53% for the first quarter of 2003 compared to the similar period in 2002. This increase was partially offset by lower roaming, local interconnection and long distance rates. Service margins (service revenue less cost of service) increased by 1% to approximately 85% for the first quarter of 2003 compared to the similar period in 2002.

Cost of equipment. Cost of equipment grew by $150 million, or 25.9%, in the first quarter of 2003 compared to the similar period in 2002. The increase was primarily due to the increase in handsets sold, due to the increase in gross activations and an increase in equipment upgrades for the first quarter of 2003 compared to the similar period in 2002. The increase in handsets sold and equipment upgrades caused negative equipment margins (equipment and other revenue less equipment cost) to increase for the first quarter of 2003 compared to the similar period in 2002.

Selling, general and administrative expenses. Selling, general and administrative expenses grew by $181 million, or 10.7%, in the first quarter of 2003 compared to the similar period in 2002. This increase was primarily due to a $95 million aggregate increase in sales commissions in our direct and indirect channels, for the first quarter of 2003 compared to the similar period in 2002, primarily related to the increase in gross subscriber additions in the first quarter of 2003 compared to the first quarter of 2002. Also contributing to the increase was a $27 million increase in salary and wage expense, primarily in our customer care and sales channels, for the first quarter of 2003 compared to the similar period in 2002. Costs associated with certain regulatory fees, primarily USF, increased $8 million in the first quarter 2003 compared to the similar period in 2002, due to subscriber growth. The revenue associated with these fees is reflected in equipment and other revenue. To the extent gross subscriber additions continue to increase, we expect to continue to incur increased customer acquisition related expenses.

Depreciation and amortization. Depreciation and amortization increased by $125 million, or 16.0%, for the quarter ended March 31, 2003 compared to the similar period in 2002. This increase was primarily due to increased depreciation expense related to the increase in depreciable assets.

Other Income (Expenses)

(Dollars in Millions)	Three Months Ended March 31,
	2003	2002	% Change

Interest expense, net	$(168)	$(153)	9.8%
Minority interests	(36)	(14)	157.1%
Equity in income of unconsolidated entities	3	3	-
Other, net	1	-	100.0%
Provision for income taxes	(45)	(36)	25.0%

Interest expense, net. Interest expense, net increased by $15 million, or 9.8%, for the quarter ended March 31, 2003 compared to the similar period in 2002. The increase was primarily due to an increase in the average borrowing rates from Verizon Communications from approximately 4.4% in the first quarter of 2002 to 5.9% in the first quarter of 2003, partially offset by lower average debt levels in the first quarter of 2003 compared to the same period in 2002. Average debt levels were lower due primarily to the return by the FCC of the $1.7 billion deposit on the disputed licenses for which we were high bidder in the FCC re-auction, which we used to reduce borrowings from Verizon Communications.

Minority interests. Minority interests increased by $22 million, or 157.1%, for the first quarter 2003 compared to the similar period in 2002. The increase was mainly attributable to an increase in minority partners’ income for the first quarter of 2003 compared to the similar period in 2002 that resulted from an increase in the income from subsidiary partnerships. Also contributing to the increase was Price Communications Wireless’ preferred interest in Verizon Wireless of the East LP, which is accounted for as a minority interest.

Provision for income taxes. The partnership is not subject to federal or state tax on income generated from markets it owns directly or through partnership entities. However, the partnership does own some of its markets through corporate entities, which are required to provide for both federal and state tax on their income. The tax provision was $45 million for the first quarter of 2003. The effective tax rate was 6.7% for the first quarter of 2003, compared to 6.5% for the first quarter of 2002. The increase in the effective tax rate in the first quarter of 2003 was mainly attributable to an increase in the proportion of income earned through corporate entities compared to markets owned directly or through partnership entities.

Consolidated Financial Condition

(Dollars in Millions)	Three Months Ended March 31,
	2003	2002	$ Change

Cash Flows Provided By (Used In)
Operating activities	$1,673	$1,170	$503
Investing activities	(1,252)	(1,591)	339
Financing activities	(342)	361	(703)

(Decrease) Increase in Cash	$79	$(60)	$139

Historically, we have funded our operations and other cash needs utilizing internally generated funds, intercompany and external borrowings and capital contributions. We expect to rely on a combination of internally generated, intercompany and external funds to fund continued capital expenditures, acquisitions, distributions and debt service needs. Sources of future intercompany and external financing requirements may include a combination of debt financing provided through intercompany debt facilities with Verizon Communications, borrowings from banks or debt issued in private placements or in the public markets. We believe that internally generated funds will be sufficient to fund capital expenditures, distributions and interest payments on our debt in the next several years. Internally generated funds would not be sufficient to repay principal on our debt, including demand notes owed to Verizon Communications (if we were required to repay that debt in the next several years) and other short-term debt, including the $1.5 billion of Floating Rate Notes due December 15, 2003, and would not be sufficient to honor any exercise of Vodafone’s put rights. We expect to refinance our outstanding debt when due with new debt financings, including debt financing provided either through intercompany borrowings, private placements, bank borrowings or public financing, and would seek other financing to honor any exercise of the put rights. While we believe we could obtain financing, Verizon Communications has no commitment to provide any financing to us, and we have no commitments from third parties.

In addition to the potential cash needs described above, we expect to fund the acquisition of the Northcoast licenses for approximately $750 million through increased borrowings from Verizon Communications and we may also need to secure additional financing for other acquisitions of additional spectrum licenses and wireless service providers. The failure to obtain financing on commercially reasonable terms or at all could result in the delay or abandonment of our development and expansion plans or our inability to continue to provide service in all or portions of some of our markets, which could harm our ability to attract and retain subscribers.

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for a description of our contractual obligations and commitments as of December 31, 2002. Except as noted herein, there were no material changes to our contractual obligations and commitments as of March 31, 2003 from the information set forth in the Annual Report on Form 10-K.

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. The $503 million increase in net cash provided by operating activities in the first three months of 2003 compared to the similar period of 2002 was primarily due to revenue growth and improvements in working capital.

Cash Flows Used In Investing Activities

Capital expenditures continue to be our primary use of cash. Capital expenditures for the first quarter of 2003 were $1,107 million compared to $819 million in the first quarter of 2002 and were used primarily to increase the capacity of our wireless network for usage demand, to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our wireless network. We expect total capital expenditures to be approximately $4.4 to $4.7 billion in 2003 and to have substantial capital requirements thereafter.

We invested $146 million in acquisitions during the first quarter of 2003, including $39 million to purchase a general partnership interest in Virginia 10 RSA Limited Partnership and $98 million to reimburse Verizon Communications for the purchase of a minority interest in one of its subsidiaries that was a partner in the Partnership. In the first quarter of 2002, we invested $777 million in acquisitions, which included $552 million for the acquisition of some of the wireless properties of Dobson Communications Corporation.

Cash Flows (Used In) Provided By Financing Activities

Net borrowings of $908 million increased our total debt during the first quarter of 2003. We borrowed $933 million of intercompany debt and repaid $25 million of unaffiliated short-term obligations. As of March 31, 2003, we had approximately $7.6 billion of demand notes payable primarily to Verizon Global Funding (“VGF”), a wholly-owned financing subsidiary of Verizon Communications.

Our debt to equity ratio (including partner’s capital subject to redemption) was 36% at March 31, 2003, compared to 34% at December 31, 2002 and 40% at March 31, 2002.

We made distributions to our partners of $1,225 million in the first quarter of 2003. Approximately $112 million of this distribution represented a supplemental distribution and the remainder was a payment corresponding to 70% of our adjusted pre-tax income to our partners for the six months ended December 31, 2002, which we are required to distribute subject to financial covenants.

In addition, under the terms of an investment agreement entered into among Verizon Communications, Vodafone and us on April 3, 2000, Vodafone may require us to purchase up to an aggregate of $20 billion of Vodafone’s interest in the Partnership, at its then fair market value, with up to $10 billion redeemable during July 2003 and/or 2004 and the remainder, not to exceed $10 billion in any one year, during July 2005, 2006 and/or 2007. Verizon Communications has the right, exercisable at its sole discretion, to purchase all or a portion of this interest instead of us. However, even if Verizon Communications exercises this right, Vodafone has the option to require us to purchase up to $7.5 billion of this interest redeemable in July 2005, 2006 and/or 2007 with cash or contributed debt. Accordingly, $20 billion of partners’ capital has been classified as redeemable on the accompanying condensed consolidated balance sheets.

Market Risk

Our primary market risk relates to changes in interest rates, which could impact results of operations. As of March 31, 2003, we had $11.5 billion of aggregate floating rate debt outstanding under intercompany loan facilities, the floating rate notes and our credit facility. The intercompany loans bear interest at rates that vary with Verizon Communications’ cost of funding; because a portion of its debt is fixed-rate, and because its cost of funding may be affected by events related to it, our interest rates may not adjust in accordance with market rates. A change in our interest rates of 100 basis points would change our interest expense by approximately $115 million.

We also have exposure to fluctuations in foreign exchange rates as a result of a series of sale/leaseback transactions that obligate us to make balloon payments in Japanese yen. However, we have entered into forward exchange contracts that fully hedge the foreign exchange exposure for these balloon payment obligations, although we are subject to the risk that our counterparties to these contracts fail to perform. Taking into account these hedge arrangements, as of March 31, 2003, our obligations under these balloon payments were $101 million. Without the protection of these hedge arrangements, a change in the value of the U.S. dollar compared to the Japanese yen of 10% would change our obligations in U.S. dollars by approximately $6.9 million.

Cautionary Statement Concerning Forward-Looking Statements

In this Management’s Discussion and Analysis, and elsewhere in this Quarterly Report and in our other public filings and statements (including oral communications), we have made forward-looking statements. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, capital expenditures, anticipated cost savings and financing plans. Forward-looking statements also include those preceded or followed by the words “may”, “will”, “expect”, “intend”, “plan”, “anticipates,” “believes,” “estimates”, “hopes” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Our actual future performance could differ materially from these forward-looking statements, as these statements involve a number of risks and uncertainties. You should therefore not place undue reliance on these statements. The following important factors could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

  the duration and extent of the current economic downturn;
  materially adverse changes in economic conditions in the markets served by us;
  an adverse change in the ratings afforded our debt securities or those of Verizon Communications by nationally accredited ratings organizations;
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

  our ability to receive satisfactory service from our key vendors and suppliers;
  our ability to generate additional subscribers, with acceptable levels of churn, from resellers and distributors of our service;
  material changes in available technology, and technology substitution that could impact the popularity and usage of our technology;
  our continued provision of satisfactory service to our subscribers at an acceptable cost, in order to reduce churn;
  the impact of continued unionization efforts with respect to our employees;
  regulatory developments, including new regulations that could increase our cost of doing business or reduce demand for our services;
  developments in connection with existing or future litigation;
  changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings; and
  other factors described in our Registration Statement on Form S-4 (No. 333-92214) under the headings “Risk Factors”.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Information relating to market risk is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Consolidated Financial Condition section under the caption “Market Risk.”

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934), as of a date within 90 days of the filing date of this quarterly report (the “Evaluation Date”). They have concluded that as of the Evaluation Date, the registrant’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

(b) Changes in internal controls. There were no significant changes in the registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions.

Part II - Other Information

Item 1.   Legal Proceedings

The following describes material developments in legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2002 (“2002 Annual Report”).

We previously reported in our 2002 Annual Report that we were defendants in several cases alleging personal injuries, including brain cancer, from wireless phone use. On March 5, 2003, the United States District Court for the District of Baltimore granted defendants’ motion to dismiss the Farina, Gilliam, Pinney and Gimpelson cases on preemption grounds. Plaintiffs have filed a notice of appeal.

Also on March 5, 2003, the Multi-District Litigation Panel ordered that the five antitrust class actions previously reported on in our 2002 Annual Report (Beeler, Brook, Millen, Morales and Truong) be consolidated for pre-trial proceedings in the United States District Court for the Southern District of New York.

On March 12, 2003 the Jackson patent infringement action described in our 2002 Annual Report was dismissed without prejudice.

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits:

3.3	Cellco Partnership Amended and Restated Partnership Agreement (previously filed as an exhibit to Verizon Wireless Inc.’s Registration Statement on Form S-1 (No. 333-44394) and incorporated by reference herein)

3.3.1	Amendment and Joinder to Cellco Partnership Amended and Restated Partnership Agreement dated as of July 10, 2000 (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

4.1	Indenture dated as of December 17, 2001 among Cellco Partnership and Verizon Wireless Capital LLC as Issuers and First Union National Bank as Trustee (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

4.2	Form of global certificate representing the Floating Rate Notes due 2003 (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

4.3	Form of global certificate representing the 5.375% Notes due 2006 (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

10.3	Investment Agreement dated as of April 3, 2000 among Vodafone AirTouch Plc, Bell Atlantic Corporation and Cellco Partnership (incorporated by reference to Verizon Wireless Inc. Form S-1 (No.333-44394))

99.1	Section 906 Certification of the Chief Executive Officer

99.2	Section 906 Certification of the Chief Financial Officer

(b)   Reports on Form 8-K filed or furnished during the quarter ended March 31, 2003:
        None.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLCO PARTNERSHIP

Date: May 14, 2003	By:	/s/ Andrew N. Halford
Name: Andrew N. Halford
Title: Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

I, Dennis F. Strigl, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cellco Partnership;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Dennis F. Strigl
Dennis F. Strigl
President and Chief Executive Officer

I, Andrew N. Halford, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cellco Partnership;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Andrew N. Halford
Andrew N. Halford
President and Chief Financial Officer