Form 10-Q
period 2003-06-30
CELLCO PARTNERSHIP
filed 2003-08-13
CIK 1175215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 333-92214

Cellco Partnership
(Exact name of registrant as specified in its charter)

Delaware	22-3372889
(State of Organization)	(I.R.S. Employer
Identification No.)

180 Washington Valley Road
Bedminster, New Jersey	07921
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (908) 306-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No ☒

Table of Contents

Item No.

Part I. Financial Information			Page

1	.	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Operations and Comprehensive Income
		Three and six months ended June 30, 2003 and 2002	1

		Condensed Consolidated Balance Sheets
		June 30, 2003 and December 31, 2002	2

		Condensed Consolidated Statements of Cash Flows
		Six months ended June 30, 2003 and 2002	3

		Notes to Unaudited Condensed Consolidated Financial Statements	4

2	.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	8

3.		Quantitative and Qualitative Disclosures About Market Risk	14

4	.	Controls and Procedures	15

Part II. Other Information

1	.	Legal Proceedings	16

6	.	Exhibits and Reports on Form 8-K	16

Signature			18

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Operations and Comprehensive Income
Cellco Partnership (d/b/a Verizon Wireless)

(Dollars in Millions) (Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Operating Revenue
Service revenue	$5,011	$4,369	$9,671	$8,421
Equipment and other	466	422	892	800

Total operating revenue	5,477	4,791	10,563	9,221

Operating Costs and Expenses
Cost of service (excluding depreciation and
amortization related to network assets included
below)	801	693	1,511	1,359
Cost of equipment	766	635	1,495	1,214
Selling, general and administrative	1,973	1,816	3,839	3,502
Depreciation and amortization	956	784	1,863	1,566

Total operating costs and expenses	4,496	3,928	8,708	7,641

Operating Income	981	863	1,855	1,580

Other Income (Expenses)
Interest expense, net	(150)	(141)	(318)	(294)
Minority interests	(42)	(31)	(78)	(45)
Equity in income of unconsolidated entities	4	5	7	8
Other, net	(1)	1	-	1

Income before provision for income taxes	792	697	1,466	1,250
Provision for income taxes	(65)	(68)	(110)	(104)

Net Income	727	629	1,356	1,146

Other Comprehensive Income
Unrealized gain (loss) on derivative financial
instruments	1	(2)	6	(1)

Comprehensive Income	$728	$627	$1,362	$1,145

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Cellco Partnership (d/b/a Verizon Wireless)

(Dollars in Millions) (Unaudited)	June 30,	December 31,
	2003	2002

Assets
Current assets
Cash	$190	$124
Receivables, net of allowances of $277 and $282	1,953	1,988
Unbilled revenue	318	369
Inventories, net	328	331
Prepaid expenses and other current assets	358	341

Total current assets	3,147	3,153

Property, plant and equipment, net	18,320	17,773
Wireless licenses, net	40,849	40,014
Other intangibles, net	1,327	1,594
Investments in unconsolidated entities	229	225
Deferred charges and other assets, net	473	512

Total assets	$64,345	$63,271

Liabilities and Partners’ Capital
Current liabilities
Short-term obligations, including current maturities	$1,585	$1,576
Due to affiliates, net	7,566	6,580
Accounts payable and accrued liabilities	2,578	2,703
Advance billings	643	536
Other current liabilities	136	139

Total current liabilities	12,508	11,534

Long-term debt	2,525	2,569
Due to affiliates	2,781	2,781
Deferred tax liabilities, net	4,183	4,165
Other non-current liabilities	382	358

Total liabilities	22,379	21,407

Minority interests in consolidated entities	1,539	1,575
Partner’s capital subject to redemption	20,000	20,000

Commitments and contingencies (see Note 6)

Partners’ capital
Capital	20,426	20,294
Accumulated other comprehensive gain (loss)	1	(5)

Total partners’ capital	20,427	20,289

Total liabilities and partners’ capital	$64,345	$63,271

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Cellco Partnership (d/b/a Verizon Wireless)

(Dollars in Millions) (Unaudited)	Six Months Ended June 30,
	2003	2002

Cash Flows from Operating Activities
Net income	$1,356	$1,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,863	1,566
Equity in income of unconsolidated entities	(7)	(8)
Minority interests	78	45
Net loss on disposal of property, plant and equipment	1	1
Net gain on sale of other assets	-	(3)
Mark-to-market adjustment – financial instruments	1	1
Changes in certain assets and liabilities (net of the effects of purchased and
disposed businesses)	16	(147)

Net cash provided by operating activities	3,308	2,601

Cash Flows from Investing Activities
Capital expenditures	(2,096)	(2,088)
Proceeds from sale of property, plant and equipment	-	4
Acquisitions of businesses and licenses, net of cash acquired	(908)	(773)
Wireless licenses refund	-	1,479
Contributions to unconsolidated entities	(1)	-
Distributions from unconsolidated entities	4	6
Proceeds from sale of other assets	-	5

Net cash used in investing activities	(3,001)	(1,367)

Cash Flows from Financing Activities
Net proceeds from (payments to) affiliates	1,066	(1,271)
Net change in short-term obligations	(33)	(24)
Distribution to partners	(1,225)	-
Contributions from minority investors	3	6
Distribution to minority investors	(52)	(12)

Net cash used in financing activities	(241)	(1,301)

Increase (decrease) in cash	66	(67)
Cash, beginning of period	124	198

Cash, end of period	$190	$131

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

2. Recently Issued Accounting Pronouncement

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of those instruments were previously classified as equity. This standard is effective for financial instruments entered into or modified after May 31, 2003. For existing instruments created before the issuance date of this statement, this standard will apply effective July 1, 2003. The Partnership is currently evaluating the provisions of SFAS No. 150 to determine the impact, if any, on its financial position.

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

The changes in the carrying amount of wireless licenses are as follows:

(Dollars in Millions)		Wireless Licenses
	Wireless	Associated with Equity
Licenses, net (a)		Method Investments (b)	Total

Balance as of December 31, 2002	$40,014	$168	$40,182
Wireless licenses acquired	832	-	832
Aggregate impairment losses recognized	-	-	-
Other	3	-	3

Balance as of June 30, 2003	$40,849	$168	$41,017

(a)	Interest costs of $5 and $21 were capitalized in wireless licenses during the six months ended June 30, 2003 and the year ended December 31, 2002, respectively.
(b)	Included in investments in unconsolidated entities.

Other intangibles, net consist of the following:

(Dollars in Millions)	June 30,	December 31,
	2003	2002

Customer lists (4-7 yrs.)	$3,425	$3,424
Other (8 yrs.)	1	1

	3,426	3,425
Less: accumulated amortization (a)(b)	2,099	1,831

Other intangibles, net	$1,327	$1,594

(a)	Amortization expense for the three and six months ended June 30, 2003 was $134 and $268, respectively. Amortization expense for the three and six months ended June 30, 2002 was $131 and $283, respectively.
(b)	Based solely on the amortized intangible assets existing at June 30, 2003, the estimated amortization expense for the five succeeding fiscal years is as follows:
For the year ended 12/31/03	$516
For the year ended 12/31/04	$469
For the year ended 12/31/05	$463
For the year ended 12/31/06	$131
For the year ended 12/31/07	$12

4. Business Combinations

In May 2003, the Partnership acquired 50 personal communications services licenses and related network assets from Northcoast Communications LLC (“Northcoast”) for approximately $762 million in cash, which included $12 million in working capital adjustments. The licenses provide the Partnership with additional growth capacity over large portions of the East Coast and Midwest. The total population covered by the licenses is approximately 47 million.

In February 2002, the Partnership acquired certain Dobson Communications Corporation (“Dobson”) wireless operations in California, Georgia, Ohio, Tennessee, and Arizona for approximately $552 million. Other acquisitions in the six months ended June 30, 2003 and 2002 consisted of various individually immaterial partnership interests and wireless licenses.

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

The following table presents information about the Partnership’s acquisitions for the six months ended June 30, 2003 and 2002:

(Dollars in Millions)	Acquisition	Purchase	Wireless	Other	Other Net
	Date	Price (a)	Licenses	Intangibles	Assets

2003
Northcoast (b)	May 2003	$762	$754	$-	$8
Various	Various	$151	$78	$1	$72

2002
Dobson	Feb. 2002	$552	$505	$19	$28
Various	Various	$225	$211	$4	$10

(a)	Purchase price includes cash, assumption of debt, as well as the fair value of assets exchanged, as applicable.
(b)	The allocation of the purchase price is preliminary. However, the Partnership does not believe that future adjustments to the purchase price allocation will have a material effect on the Partnership’s financial position or results of operations.

5. Supplementary Financial Information

Property, plant and equipment consists of the following:

(Dollars in Millions)	June 30,	December 31,
	2003	2002

Land and improvements	$96	$94
Buildings (8-40 yrs.)	4,019	3,768
Wireless plant equipment (3-15 yrs.)	23,514	21,804
Rental equipment (1-3 yrs.) (a)	-	162
Furniture, fixtures and equipment (2-7 yrs.)	2,376	2,703
Leasehold improvements (5 yrs.)	800	798

	30,805	29,329
Less: accumulated depreciation (b)	12,485	11,556

Property, plant and equipment, net (c)(d)	$18,320	$17,773

(a)	At March 31, 2003, all rental equipment was retired; therefore, the cost and related accumulated depreciation have been removed from the condensed consolidated balance sheet.
(b)	Depreciation expense for the three and six months ended June 30, 2003 was $802 and $1,549, respectively. Depreciation expense for the three and six months ended June 30, 2002 was $635 and $1,247, respectively
(c)	Construction-in-progress included in certain of the classifications shown in property, plant and equipment, principally wireless plant equipment, amounted to $966 and $837 at June 30, 2003 and December 31, 2002, respectively.
(d)	Interest costs of $25 and $56 and network engineering costs of $98 and $203 were capitalized during the six months ended June 30, 2003 and the year ended December 31, 2002, respectively.

Supplementary cash flow information is as follows:

(Dollars in Millions)	Six Months Ended June 30,
	2003	2002

Net cash paid (refunds received) for income taxes	$63	$(1)
Interest paid, net of amounts capitalized	$323	$293

Business combinations and other acquisitions:
Cash paid	$908	$773
Debt and net liabilities assumed, less cash	5	4

Fair value of assets acquired	$913	$777

6. Commitments and Contingencies

Under the terms of the investment agreement entered into among the Partnership, Verizon Communications Inc. (“Verizon Communications”) and Vodafone Group Plc (“Vodafone”) on April 3, 2000, Vodafone may require the Partnership to purchase up to an aggregate of $20 billion of Vodafone’s interest in the Partnership, at its then fair market value, with up to $10 billion redeemable during a 61-day period opening on June 10th and closing on August 9th in 2003 and/or 2004 and the remainder, not to exceed $10 billion in any one year, during a 61-day period opening on June 10th and closing on August 9th in 2005, 2006 and/or 2007. Verizon Communications has the right, exercisable at its sole discretion, to purchase all or a portion of this interest instead of the Partnership. However, even if Verizon Communications exercises this right, Vodafone has the option to require the Partnership to purchase up to $7.5 billion of this interest redeemable during a 61-day period opening on June 10th and closing on August 9th in 2005, 2006 and/or 2007 with cash or contributed debt. Accordingly, $20 billion of partners’ capital has been classified as redeemable on the accompanying condensed consolidated balance sheets.

The U.S. Wireless Alliance Agreement contains a provision, subject to specified limitations, that requires Vodafone and Verizon Communications to indemnify the Partnership for certain contingencies, excluding PrimeCo Personal Communications L.P. contingencies, arising prior to the formation of Verizon Wireless.

The Partnership is subject to lawsuits and other claims including class actions, product liability, patent infringement, antitrust, partnership disputes, and claims involving the Partnership’s relations with resellers and agents. The Partnership is also defending lawsuits filed against the Partnership and other participants in the wireless industry alleging various adverse effects as a result of wireless phone usage. Various consumer class action lawsuits allege that the Partnership breached contracts with consumers, violated certain state consumer protection laws and other statutes and defrauded customers through concealed or misleading billing practices. These matters may involve indemnification obligations by third parties and/or affiliated parties covering all or part of any potential damage awards against the Partnership and/or insurance coverage. Attorney Generals in a number of states also are investigating certain sales, marketing and advertising practices.

All of the above matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate liability with respect to these matters at June 30, 2003 cannot be ascertained. The potential effect, if any, on the consolidated financial condition and results of operations of the Partnership, in the period in which these matters are resolved, may be material.

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

On March 19, 2001, the Partnership awarded a three-year, approximately $5 billion supply contract to telecommunications equipment maker Lucent Technologies Inc. (“Lucent”). The contract makes Lucent the largest supplier of high-speed, high-capacity wireless infrastructure to the Partnership. As of June 30, 2003, the remaining commitment was approximately $1 billion.

7. Subsequent Events

Vodafone did not exercise its put rights during the 61-day period that ended August 9, 2003.

The Partnership expects to make a distribution of approximately $1.1 billion to its partners in August 2003 for the six-month period ended June 30, 2003.

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

See “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of factors that could cause our future results to differ from our historical results.

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

Recent Accounting Pronouncement

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of those instruments were previously classified as equity. This standard is effective for financial instruments entered into or modified after May 31, 2003. For existing instruments created before the issuance date of this statement, this standard will apply effective July 1, 2003. We are currently evaluating the provisions of SFAS No. 150 to determine the impact, if any, on our financial position.

Consolidated Results of Operations

Subscribers

	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change

Subscribers (end of period) (thousands)	34,619	30,307	14.2%	34,619	30,307	14.2%
Net additions in the period* (thousands)	1,295	723	79.1%	2,128	909	134.1%
Average monthly churn	1.7%	2.3%	-26.1%	1.9%	2.4%	-20.8%

*	The six months ended June 30 includes approximately 6 thousand subscribers in the first quarter of 2003 and approximately 68 thousand subscribers in the first quarter of 2002 added through property acquisitions.

We ended the second quarter of 2003 with 34.6 million subscribers, compared to 30.3 million subscribers at the end of the second quarter of 2002, an increase of 4.3 million net new subscribers, or 14.2%. Of these new subscribers, approximately 423 thousand were the result of business acquisitions, including the acquisition of Price Communications Wireless, Inc.’s (“Price”) operations in August 2002. The overall composition of our customer base as of June 30, 2003 was 90% retail postpaid, 6% retail prepaid and 4% resellers, unchanged compared to June 30, 2002.

Approximately 31.5 million, or 91.0% of our subscribers as of June 30, 2003, subscribed to code division multiple access (“CDMA”) digital service, compared to 25.0 million, or 82.5% as of June 30, 2002.

Approximately 1.3 million customers were added through internal growth during the second quarter of 2003, including approximately 80 thousand through our reseller channel. As previously reported, our net subscriber additions for the fourth quarter 2002 were reduced by 85 thousand to account for unusually low reseller channel disconnect activity that likely resulted from delayed reseller reporting. We believe approximately 23 thousand of those subscribers disconnected in the second quarter 2003 and consequently our net subscriber additions were increased by that amount in that period.

Our total average monthly churn rate, the rate at which customers disconnect service, decreased to 1.7% in the second quarter of 2003 and decreased to 1.9% for the six months ended June 30, 2003, compared to 2.3% in the second quarter of 2002 and 2.4% for the six months ended June 30, 2002, due to a significant improvement through the reseller channel as well as an improvement through the retail channel.

Operating Revenue
(Dollars in Millions)	Three Months Ended June 30,			Six Months ended June 30,
	2003	2002	% Change	2003	2002	% Change

Service revenue	$5,011	$4,369	14.7%	$9,671	$8,421	14.8%
Equipment and other	466	422	10.4%	892	800	11.5%

Total operating revenue	$5,477	$4,791	14.3%	$10,563	$9,221	14.6%

Average service revenue per
subscriber per month	$49.22	$48.66	1.2%	$48.23	$47.25	2.1%

Total operating revenue grew by $686 million, or 14.3%, in the second quarter of 2003 and $1.3 billion, or 14.6%, for the six months ended June 30, 2003, compared to similar periods in 2002.

Service revenue. Service revenue grew by $642 million, or 14.7%, in the second quarter of 2003 and $1.3 billion, or 14.8%, for the six months ended June 30, 2003, compared to similar periods in 2002. This increase was primarily due to the 14.2% increase in subscribers as well as an increase in average service revenue per subscriber for the three and six months ended June 30, 2003 compared to similar periods in 2002.

Average service revenue per subscriber per month increased 1.2% to $49.22 for the second quarter of 2003 and increased 2.1% to $48.23 for the six months ended June 30, 2003, compared to similar periods in 2002. These increases were primarily due to the higher proportion of subscribers choosing higher access price plans, including our America’s Choice price plans. This increase was partially offset by decreased roaming revenue as a result of rate reductions with third-party carriers and decreased long distance revenue due to the continued increase in the popularity of bundled pricing plans.

Equipment and other revenue. Equipment and other revenue grew by $44 million, or 10.4%, in the second quarter of 2003 and $92 million, or 11.5%, for the six months ended June 30, 2003, compared to similar periods in 2002. Revenue associated with certain regulatory fees, primarily the Universal Service Fund (“USF”), increased by $43 million in the second quarter of 2003 and $51 million for the six months ended June 30, 2003, compared to similar periods in 2002, mainly due to the April 2003 change in the methodology for billing these fees from a flat rate to a percentage rate as a result of a Federal Communications Commission order. The increase in the associated payments of these fees is reflected in selling, general and administrative expense. The remaining increase for the six months ended June 30, 2003 was primarily attributed to an increase in handsets sold and equipment upgrades, due to a 10.7% increase in gross retail subscriber additions for the six months ended June 30, 2003, compared to the similar period in 2002.

Operating Costs and Expenses

(Dollars in Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change

Cost of service	$801	$693	15.6%	$1,511	$1,359	11.2%
Cost of equipment	766	635	20.6%	1,495	1,214	23.1%
Selling, general and administrative	1,973	1,816	8.6%	3,839	3,502	9.6%
Depreciation and amortization	956	784	21.9%	1,863	1,566	19.0%

	$4,496	$3,928	14.5%	$8,708	$7,641	14.0%

Cost of service. Cost of service grew by $108 million, or 15.6%, for the second quarter of 2003 and $152 million, or 11.2%, for the six months ended June 30, 2003, compared to similar periods in 2002. The increase was primarily due to increased direct telecom charges caused by increased network usage of approximately 48.8% for the second quarter of 2003 and 50.5% for the six months ended June 30, 2003, compared to similar periods in 2002. This increase was offset by lower roaming, local interconnection and long distance rates. Consequently, service margins (service revenue less cost of service, divided by service revenue) were approximately 84.0% for the second quarter of 2003 and the six months ended June 30, 2003, unchanged from the similar periods in 2002.

Cost of equipment. Cost of equipment grew by $131 million, or 20.6%, in the second quarter of 2003 and $281 million, or 23.1%, for the six months ended June 30, 2003, compared to similar periods in 2002. The increases were primarily attributed to increases in handsets sold, due to increased gross retail activations and an increase in equipment upgrades for the second quarter of 2003 and the six months ended June 30, 2003, compared to similar periods in 2002. The increases in handsets sold and equipment upgrades caused negative equipment margins (equipment and other revenue less equipment cost) to increase for the second quarter of 2003 and the six months ended June 30, 2003, compared to similar periods in 2002.

Selling, general and administrative expenses. Selling, general and administrative expenses grew by $157 million, or 8.6%, in the second quarter of 2003 and $337 million, or 9.6%, for the six months ended June 30, 2003, compared to similar periods in 2002. These increases were primarily due to a $29 million aggregate increase in sales commissions in our direct and indirect channels, for the second quarter of 2003 and a $124 million increase for the six months ended June 30, 2003, compared to similar periods in 2002, primarily related to the increase in gross subscriber additions and customer renewals in the second quarter of 2003 and the six months ended June 30, 2003, compared to similar periods in 2002. Also contributing to these increases was an increase in salary and wage expense of $72 million for the second quarter of 2003 and $98 million for the six months ended June 30, 2003 compared to similar periods in 2002, due to an increase in the employee base, primarily in our customer care and sales channels. Costs associated with certain regulatory fees, primarily USF, increased by $43 million in the second quarter 2003 and $51 million for the six months ended June 30, 2003, compared to similar periods in 2002 (see equipment and other revenue discussion above). The revenue associated with these fees is reflected in equipment and other revenue. To the extent gross subscriber additions and customer renewals continue to increase, we expect to continue to incur increased customer acquisition and retention related expenses.

Depreciation and amortization. Depreciation and amortization increased by $172 million, or 21.9%, for the quarter ended June 30, 2003 and $297 million, or 19.0%, for the six months ended June 30, 2003, compared to similar periods in 2002. These increases were primarily due to increased depreciation expense related to the increase in depreciable assets.

Other Income (Expenses)
(Dollars in M illions)	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change

Interest expense, net	$(150)	$(141)	6.4%	$(318)	$(294)	8.2%
Minority interests	(42)	(31)	35.5%	(78)	(45)	73.3%
Equity in income of
unconsolidated entities	4	5	-20.0%	7	8	-12.5%
Other, net	(1)	1	-200.0%	-	1	-100.0%
Provision for income taxes	(65)	(68)	-4.4%	(110)	(104)	5.8%

Interest expense, net. Interest expense, net increased by $9 million, or 6.4%, in the second quarter of 2003 and increased by $24 million, or 8.2%, for the six months ended June 30, 2003, compared to similar periods in 2002. The increase in the second quarter of 2003 was primarily due to lower capitalized interest and higher debt levels, partially offset by a decrease in interest rates for borrowings from Verizon Communications Inc. (“Verizon Communications”) from approximately 4.8% in the second quarter of 2002 to 4.7% in the second quarter of 2003. The increase for the six months ended June 30, 2003, was primarily due to an increase in the average borrowing rates from Verizon Communications from approximately 4.6% in the first six months of 2002 to 5.3% in the first six months of 2003, partially offset by lower average debt levels for the six months ended June 30, 2003 compared to the same period in 2002.

Minority interests. Minority interests increased by $11 million, or 35.5%, for the second quarter of 2003 and $33 million, or 73.3%, for the six months ended June 30, 2003, compared to similar periods in 2002. These increases were mainly attributable to an increase in minority partners’ income for the second quarter of 2003 and the six months ended June 30, 2003, compared to similar periods in 2002, that resulted from an increase in the income from subsidiary partnerships. Also contributing to the increase was Price’s preferred interest in Verizon Wireless of the East LP, which is accounted for as a minority interest.

Provision for income taxes. The partnership is not subject to federal or state tax on income generated from markets it owns directly or through partnership entities. However, the partnership does own some of its markets through corporate entities, which are required to provide for both federal and state tax on their income. The tax provision was $65 million for the second quarter of 2003 and $110 million for the six months ended June 30, 2003. The effective tax rates were 8.2% for the second quarter of 2003, compared to 9.8% for the second quarter of 2002 and 7.5% for the six months ended June 30, 2003, compared to 8.3% for the six months ended June 30, 2002. The decrease in the effective tax rate for the three months and six months ended June 30, 2003 was mainly attributable to a decrease in the proportion of income earned through corporate entities compared to markets owned directly or through partnership entities.

Consolidated Financial Condition

(Dollars in Millions)	Six Months Ended June 30,
	2003	2002	$ Change

Cash Flows Provided By (Used In)
Operating activities	$3,308	$2,601	$707
Investing activities	(3,001)	(1,367)	(1,634)
Financing activities	(241)	(1,301)	1,060

Increase (Decrease) in Cash	$66	$(67)	$133

11

Historically, we have funded our operations and other cash needs utilizing internally generated funds, intercompany and external borrowings and capital contributions. We expect to rely on a combination of internally generated, intercompany and external funds to fund continued capital expenditures, acquisitions, distributions and debt service needs. Sources of future intercompany and external financing requirements may include a combination of debt financing provided through intercompany debt facilities with Verizon Communications, borrowings from banks or debt issued in private placements or in the public markets. We believe that internally generated funds will be sufficient to fund capital expenditures, distributions and interest payments on our debt in the next several years. Internally generated funds would not be sufficient to repay principal on our debt, including demand notes owed to Verizon Communications (if we were required to repay that debt in the next several years) and other short-term debt, including the $1.5 billion of Floating Rate Notes due December 17, 2003, and would not be sufficient to honor any exercise of Vodafone Group Plc’s (“Vodafone”) put rights. We expect to refinance our outstanding debt when due with new debt financings, including debt financing provided either through intercompany borrowings, private placements, bank borrowings or public financing, and would seek other financing to honor any exercise of the put rights. While we believe we could obtain financing, Verizon Communications has no commitment to provide any financing to us, and we have no commitments from third parties.

In addition to the potential cash needs described above, we have needed and may continue to need to secure additional financing for other acquisitions of additional spectrum licenses and wireless service providers. The failure to obtain financing on commercially reasonable terms or at all could result in the delay or abandonment of our development and expansion plans or our inability to continue to provide service in all or portions of some of our markets, which could harm our ability to attract and retain subscribers.

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for a description of our contractual obligations and commitments as of December 31, 2002. Except as noted herein, there were no material changes to our contractual obligations and commitments as of June 30, 2003 from the information set forth in the Annual Report on Form 10-K.

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. The $707 million increase in cash flows provided by operating activities in the first six months of 2003 compared to the similar period of 2002 was primarily due to our net income improvement and improvements in working capital.

Cash Flows Used In Investing Activities

Capital expenditures continue to be our primary use of cash. Capital expenditures of $2.1 billion remained constant for the six months ended June 30, 2003 and 2002 and were used primarily to increase the capacity of our wireless network for usage demand, to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our wireless network. We expect total capital expenditures to be approximately $4.4 to $4.7 billion in 2003 and to have substantial capital requirements thereafter.

We invested $908 million in acquisitions during the first six months of 2003, including $762 million to purchase the Northcoast Communications LLC’s (“Northcoast”) licenses, $39 million to purchase a general partnership interest in Virginia 10 RSA Limited Partnership and $98 million to reimburse Verizon Communications for the purchase of a minority interest in one of its subsidiaries that was a partner in the Partnership. In the first six months of 2002, we invested $773 million in acquisitions, which included $552 million for the acquisition of some of the wireless properties of Dobson Communications Corporation.

Cash Flows (Used In) Provided By Financing Activities

Our total debt increased during the first six months of 2003 due to net borrowings of $1.0 billion. Our net intercompany debt borrowings totaled $1.1 billion, which included borrowings to fund the Northcoast acquisition. As of June 30, 2003, we had approximately $7.7 billion of demand notes payable primarily to Verizon Global Funding (“VGF”), a wholly-owned financing subsidiary of Verizon Communications.

Our debt to equity ratio (including partner’s capital subject to redemption) was 35.8% at June 30, 2003, compared to 33.5% at December 31, 2002 and 35.1% at June 30, 2002.

We made distributions to our owners of $1.2 billion in the first six months of 2003. Approximately $112 million of this distribution represented a supplemental distribution and the remainder was a payment corresponding to 70.0% of our adjusted pre-tax income to our owners for the six months ended December 31, 2002, which we are required to distribute subject to financial covenants. We expect to make a distribution of approximately $1.1 billion to our owners in August 2003 for the six-month period ended June 30, 2003.

In addition, under the terms of an investment agreement entered into among Verizon Communications, Vodafone and us on April 3, 2000, Vodafone may require us to purchase up to an aggregate of $20 billion of Vodafone’s interest in the Partnership, at its then fair market value, with up to $10 billion redeemable during a 61-day period opening on June 10th and closing on August 9th in 2003 and/or 2004 and the remainder, not to exceed $10 billion in any one year, during a 61-day period opening on June 10th and closing on August 9th in 2005, 2006 and/or 2007. Verizon Communications has the right, exercisable at its sole discretion, to purchase all or a portion of this interest instead of us. However, even if Verizon Communications exercises this right, Vodafone has the option to require us to purchase up to $7.5 billion of this interest redeemable during a 61-day period opening on June 10th and closing on August 9th in 2005, 2006 and/or 2007 with cash or contributed debt. Accordingly, $20 billion of partners’ capital has been classified as redeemable on the accompanying condensed consolidated balance sheets. Vodafone did not exercise its put rights during the 61-day period that ended August 9, 2003.

Market Risk

Our primary market risk relates to changes in interest rates, which could impact results of operations. As of June 30, 2003, we had $11.7 billion of aggregate floating rate debt outstanding under intercompany loan facilities, the floating rate notes and our credit facility. The intercompany loans bear interest at rates that vary with Verizon Communications’ cost of funding; because a portion of its debt is fixed-rate, and because its cost of funding may be affected by events related to it, our interest rates may not adjust in accordance with market rates. A change in our interest rates of 100 basis points would change our interest expense by approximately $117 million.

We also have exposure to fluctuations in foreign exchange rates as a result of a series of sale/leaseback transactions that obligate us to make balloon payments in Japanese yen. However, we have entered into forward exchange contracts that fully hedge the foreign exchange exposure for these balloon payment obligations, although we are subject to the risk that our counterparties to these contracts fail to perform. Taking into account these hedge arrangements, as of June 30, 2003, our obligations under these balloon payments were $99 million. Without the protection of these hedge arrangements, a 10.0% increase or decrease in the value of the U.S. dollar compared to the Japanese yen would change our obligations by approximately $7 million.

Other Factors That May Affect Future Results

Recent Developments

On May 23, 2003, we completed the acquisition of 50 PCS licenses and related network assets from Northcoast, for approximately $762 million in cash. We signed the original purchase agreement for this transaction on December 19, 2002.

The licenses provide us with additional growth capacity over large portions of the East Coast and Midwest, including such major markets as New York, Boston, Minneapolis, MN, Columbus, OH, Providence, RI, Rochester, NY and Hartford, CT. We will use the new spectrum to meet the continued strong demand from consumer and business customers for our wireless voice and data services. The Northcoast licenses are highly attractive because they overlap some of our most densely populated service areas, enabling us to more efficiently deploy capital to provide network capacity to match growth in customer demand.

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
  the effects of the substantial competition that exists in our markets, which has been intensifying, and which may intensify further as a result of local number portability regulations that will allow wireless customers to retain their phone numbers when switching wireless service providers and that are anticipated to go into effect on November 24, 2003;
  our ability to obtain sufficient financing to satisfy our substantial capital requirements, including to fund capital expenditures, debt repayment and distributions to our owners;
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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report (the “Evaluation Date”). They have concluded that as of the Evaluation Date, the registrant's disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

(b) Changes in internal control over financial reporting. During the second quarter of 2003, there were no significant changes in the registrant's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

On June 3, 2003, plaintiff filed CIVIX-DDI, LLC v. Motorola, Inc., et al., U.S. District Court, N.D. Illinois, asserting that Verizon Wireless and other defendants infringed plaintiff's patents relating to electronic mapping systems allegedly utilized in Verizon Wireless's mobile internet services. Plaintiff seeks unspecified money damages and injunctive relief. We intend to assert the right to be indemnified by our vendors for any losses arising out of the claims for infringement asserted against us. The matter may also be covered in part by the indemnification provisions in the Alliance Agreement.

On July 23, 2003 plaintiffs filed Marlowe, J., et al. v. AT&T Corp et al., in the Superior Court of California, County of Alameda, Case No. RG03108118. This putative California class action alleges that the early termination fees charged by Verizon Wireless and other wireless service providers in the state of California are unenforceable, unlawful and unfair in violation of California Civil Code §1671, and 1750 and violate California’s unfair competition law, California Business and Professions Code §17200. Plaintiffs seek an injunction permanently enjoining the enforcement or threat of collection by defendants of these early termination fees, restitution and disgorgement. This matter may by covered in part by indemnification provisions in the Alliance Agreement.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

3.3	Cellco Partnership Amended and Restated Partnership Agreement (previously filed as an exhibit to Verizon Wireless Inc.’s Registration Statement on Form S-1 (No. 333-44394) and incorporated by reference herein)

3.3.1	Amendment and Joinder to Cellco Partnership Amended and Restated Partnership Agreement dated as of July 10, 2000 (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

3.3.2	Amendment to Cellco Partnership Amended and Restated Partnership Agreement dated as of July 24, 2003

4.1	Indenture dated as of December 17, 2001 among Cellco Partnership and Verizon Wireless Capital LLC as Issuers and First Union National Bank as Trustee (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

4.2	Form of global certificate representing the Floating Rate Notes due 2003 (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

4.3	Form of global certificate representing the 5.375% Notes due 2006 (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8 -K filed or furnished during the quarter ended June 30, 2003:

A Current Report on Form 8-K, furnished on April 22, 2003, containing a press release announcing Verizon Communications’ earnings for the first quarter of 2003 and supplemental information about their financial and other projections.

Signature

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLCO PARTNERSHIP

Date:	August 13, 2003	By	/s/ Andrew N. Halford

Andrew N. Halford
Vice President and Chief Financial
Officer (Principal Financial and
Accounting Officer)