Form 10-Q
period 2003-09-30
CELLCO PARTNERSHIP
filed 2003-11-12
CIK 1175215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 333-92214

Cellco Partnership
(Exact name of registrant as specified in its charter)
Delaware (State of Organization)	22-3372889 (I.R.S. Employer Identification No.)

180 Washington Valley Road Bedminster, New Jersey (Address of principal executive offices)	07921 (Zip Code)

Registrant’s telephone number (908) 306-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   x    No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes      No   x

Table of Contents

Item No.

Part I. Financial Information		Page

1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Operations and Comprehensive Income
	Three and nine months ended September 30, 2003 and 2002	1

	Condensed Consolidated Balance Sheets
	September 30, 2003 and December 31, 2002	2

	Condensed Consolidated Statements of Cash Flows
	Nine months ended September 30, 2003 and 2002	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4

2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	8

3.	Quantitative and Qualitative Disclosures About Market Risk	14

4.	Controls and Procedures	14

Part II. Other Information

4.	Submission of Matters to a Vote of Security Holders	15

6.	Exhibits and Reports on Form 8-K	15

Signature		17

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Operations and Comprehensive Income
Cellco Partnership (d/b/a Verizon Wireless)

(Dollars in Millions) (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Operating Revenue
Service revenue	$5,299	$4,613	$14,970	$13,034
Equipment and other	643	416	1,535	1,216

Total operating revenue	5,942	5,029	16,505	14,250

Operating Costs and Expenses
Cost of service (excluding depreciation and
amortization related to network assets included
below)	822	715	2,333	2,075
Cost of equipment	893	677	2,388	1,891
Selling, general and administrative	2,103	1,864	5,942	5,365
Depreciation and amortization	1,000	828	2,863	2,394

Total operating costs and expenses	4,818	4,084	13,526	11,725

Operating Income	1,124	945	2,979	2,525

Other Income (Expenses)
Interest expense, net	(163)	(141)	(481)	(435)
Minority interests	(38)	(40)	(116)	(85)
Equity in income of unconsolidated entities	4	3	11	11
Other, net	1	2	1	3

Income before provision for income taxes	928	769	2,394	2,019
Provision for income taxes	(63)	(35)	(173)	(139)

Net Income	865	734	2,221	1,880

Other Comprehensive Income
Unrealized gain (loss) on derivative financial
instruments	3	--	9	(1)

Comprehensive Income	$868	$734	$2,230	$1,879

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Cellco Partnership (d/b/a Verizon Wireless)

(Dollars in Millions) (Unaudited)	September 30, 2003	December 31, 2002

Assets
Current assets
Cash	$172	$124
Receivables, net of allowances of $226 and $282	2,046	1,988
Unbilled revenue	322	369
Inventories, net	401	331
Prepaid expenses and other current assets	365	341

Total current assets	3,306	3,153

Property, plant and equipment, net	18,476	17,773
Wireless licenses, net	40,862	40,014
Other intangibles, net	1,196	1,594
Investments in unconsolidated entities	230	225
Deferred charges and other assets, net	450	512

Total assets	$64,520	$63,271

Liabilities and Partners’ Capital
Current liabilities
Short-term obligations, including current maturities	$1,580	$1,576
Due to affiliates, net	7,682	6,580
Accounts payable and accrued liabilities	2,825	2,703
Advance billings	677	536
Other current liabilities	145	139

Total current liabilities	12,909	11,534

Long-term debt	2,521	2,569
Due to affiliates	2,781	2,781
Deferred tax liabilities, net	4,195	4,165
Other non-current liabilities	414	358

Total liabilities	22,820	21,407

Minority interests in consolidated entities	1,553	1,575
Partner’s capital subject to redemption	20,000	20,000

Commitments and contingencies (see Note 4)

Partners’ capital
Capital	20,143	20,294
Accumulated other comprehensive gain (loss)	4	(5)

Total partners’ capital	20,147	20,289

Total liabilities and partners’ capital	$64,520	$63,271

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Cellco Partnership (d/b/a Verizon Wireless)
(Dollars in Millions) (Unaudited)	Nine Months Ended September 30,
	2003	2002

Cash Flows from Operating Activities
Net income	$2,221	$1,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,863	2,394
Equity in income of unconsolidated entities	(11)	(11)
Minority interests	116	85
Net loss on disposal of property, plant and equipment	--	1
Net gain on sale of other assets	--	(3)
Mark-to-market adjustment – financial instruments	--	1
Changes in certain assets and liabilities (net of the effects of purchased and
disposed businesses)	164	403

Net cash provided by operating activities	5,353	4,750

Cash Flows from Investing Activities
Capital expenditures	(3,079)	(3,026)
Proceeds from sale of property, plant and equipment	--	5
Acquisitions of businesses and licenses, net of cash acquired	(919)	(774)
Wireless licenses refund	--	1,479
Contributions to unconsolidated entities	(1)	--
Distributions from unconsolidated entities	7	7
Proceeds from sale of other assets	--	6

Net cash used in investing activities	(3,992)	(2,303)

Cash Flows from Financing Activities
Net proceeds from (payments to) affiliates	1,183	(556)
Net change in short-term obligations	(50)	(428)
Repayment of long-term debt	--	(584)
Distribution to partners	(2,373)	(862)
Contributions from minority investors	3	6
Distributions to minority investors	(76)	(42)

Net cash used in financing activities	(1,313)	(2,466)

Increase (decrease) in cash	48	(19)
Cash, beginning of period	124	198

Cash, end of period	$172	$179

See Notes to Unaudited Condensed Consolidated Financial Statements

Notes to Unaudited Condensed Consolidated Financial Statements
Cellco Partnership (d/b/a Verizon Wireless)

1. Background and Basis of Presentation

Cellco Partnership (the ‘‘Partnership’’), doing business as Verizon Wireless, is the nation’s leading provider of wireless communications in terms of the number of subscribers, network coverage, revenues and operating income. The Partnership provides wireless voice and data services and related equipment to consumers and business customers in its markets. The Partnership has the largest wireless network in the United States, covering 49 of the 50 most populated metropolitan areas throughout the United States.

The accompanying unaudited interim financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules and regulations for interim reporting. These rules and regulations allow certain information required under generally accepted accounting principles to be condensed or omitted, provided that the interim financial statements, when read in conjunction with the Partnership’s annual audited consolidated financial statements included in the most recent Annual Report on Form 10-K for the year ended December 31, 2002, provide a fair presentation of the Partnership’s interim financial position, results of operations and cash flows. These interim financial statements, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown.

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

The changes in the carrying amount of wireless licenses are as follows:

(Dollars in Millions)	Wireless Licenses, net (a)	Wireless Licenses Associated with Equity Method Investments (b)	Total

Balance as of December 31, 2002	$40,014	$168	$40,182
Wireless licenses acquired	842	--	842
Aggregate impairment losses recognized	--	--	--
Other	6	--	6

Balance as of September 30, 2003	$40,862	$168	$41,030

(a)	Interest costs of $8 and $21 were capitalized in wireless licenses during the nine months ended September 30, 2003 and the year ended December 31, 2002, respectively.
(b)	Included in investments in unconsolidated entities.

Other intangibles, net consist of the following:

(Dollars in Millions)	September 30, 2003	December 31, 2002

Customer lists (4-7 yrs.)	$3,425	$3,424
Other (8 yrs.)	1	1

	3,426	3,425
Less: accumulated amortization (a)(b)	2,230	1,831

Other intangibles, net	$1,196	$1,594

(a)	Amortization expense for the three and nine months ended September 30, 2003 was $131 and $399, respectively. Amortization expense for the three and nine months ended September 30, 2002 was $133 and $416, respectively.
(b)	Based solely on the amortized intangible assets existing at September 30, 2003, the estimated amortization expense for the five succeeding fiscal years is as follows:
For the year ended 12/31/03	$517
For the year ended 12/31/04	$469
For the year ended 12/31/05	$462
For the year ended 12/31/06	$131
For the year ended 12/31/07	$12

3. Business Combinations

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

On August 15, 2002, the Partnership acquired substantially all of the operating assets of Price Communications Wireless, Inc. (“Price”), a subsidiary of Price Communications Corp., pursuant to an agreement dated as of December 18, 2001, as amended. The transaction was valued at $1,702 million, including $550 million ($700 million debt less $150 million cash contributed by Price) in net debt assumed and redeemed. On December 17, 2001 a new limited partnership, Verizon Wireless of the East LP, was formed for the purpose of acquiring the assets to be contributed by Price and subsidiaries of the Partnership. The Partnership contributed certain of its assets to the new limited partnership in exchange for a managing general partner interest and a limited partner interest. In exchange for its contributed assets, Price received a preferred limited partnership interest in Verizon Wireless of the East LP that is exchangeable under certain circumstances into equity of Verizon Wireless (if an initial public offering of such equity occurs) or into common stock of Verizon Communications on the fourth anniversary of the asset contribution if a qualifying initial public offering of Verizon Wireless equity has not occurred prior to such anniversary. Pursuant to the limited partnership agreement, the profits of Verizon Wireless of the East LP are allocated on a preferred basis to Price’s capital account quarterly in an amount up to, but not exceeding, 2.915% per annum (based on the weighted daily average balance of Price’s capital account). Price’s initial capital account balance for its preferred interest was $1,113 million, which is included in minority interests in consolidated entities in the December 31, 2002 consolidated balance sheet. Verizon Wireless of the East LP is controlled and fully consolidated by the Partnership.

In February 2002, the Partnership acquired certain Dobson Communications Corporation (“Dobson”) wireless operations in California, Georgia, Ohio, Tennessee, and Arizona for approximately $552 million. Other acquisitions in the nine months ended September 30, 2003 and 2002 consisted of various individually immaterial partnership interests and wireless licenses.

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

The following table presents information about the Partnership’s acquisitions for the nine months ended September 30, 2003 and 2002:

(Dollars in Millions)	Acquisition Date	Purchase Price (a)	Wireless Licenses	Other Intangibles	Other Net Assets

2003
Northcoast (b)	May 2003	$762	$754	$--	$8
Various	Various	$162	$88	$1	$73

2002
Price	Aug. 2002	$1,702	$1,610	$52	$40
Dobson	Feb. 2002	$552	$505	$19	$28
Various	Various	$225	$211	$4	$10

(a)	Purchase price includes cash, assumption of debt, as well as the fair value of assets exchanged, as applicable.
(b)	The allocation of the purchase price is preliminary. However, the Partnership does not believe that future adjustments to the purchase price allocation will have a material effect on the Partnership’s financial position or results of operations.

4. Commitments and Contingencies

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

The Partnership is subject to lawsuits and other claims including class actions, product liability, patent infringement, intellectual property, antitrust, partnership disputes, and claims involving the Partnership’s relations with resellers and agents. The Partnership is also defending lawsuits filed against the Partnership and other participants in the wireless industry alleging various adverse effects as a result of wireless phone usage. Various consumer class action lawsuits allege that the Partnership breached contracts with consumers, violated certain state consumer protection laws and other statutes and defrauded customers through concealed or misleading billing practices. These matters may involve indemnification obligations by third parties and/or affiliated parties covering all or part of any potential damage awards against the Partnership and/or insurance coverage. Attorneys general in a number of states also are investigating certain sales, marketing and advertising practices.

All of the above matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate liability with respect to these matters at September 30, 2003 cannot be ascertained. The potential effect, if any, on the consolidated financial condition and results of operations of the Partnership, in the period in which these matters are resolved, may be material.

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

On March 19, 2001, the Partnership awarded a three-year, approximately $5 billion supply contract to telecommunications equipment maker Lucent Technologies Inc. (“Lucent”). The contract makes Lucent the largest supplier of high-speed, high-capacity wireless infrastructure to the Partnership. As of September 30, 2003, the remaining commitment was approximately $800 million.

5. Subsequent Event

On October 14, 2003, the Partnership received, on behalf of its partners, a final purchase payment in respect of the disposition of the Chicago market that had previously been beneficially owned jointly by Verizon and Vodafone. The receipt of this payment triggered an obligation of Verizon and Vodafone pursuant to Section 7.6 of the U.S. Wireless Alliance Agreement, as amended, to calculate certain payments received and expenses paid by Verizon, Vodafone and each of their respective affiliates in connection with overlap market dispositions, together with certain adjustments. Also pursuant to this provision, upon completion of this calculation, either Verizon or Vodafone is required to make a payment to the Partnership under certain circumstances. Verizon and Vodafone have not yet finalized this calculation. However, the Partnership expects that, once finalized, the calculation will result in a payment by Verizon to the Partnership. The Partnership expects to use such payment immediately to reduce the debt it owes to Verizon. This payment will not alter the percentage interests of any of our partners in the Partnership, and it is not expected to have a material impact on the overall financial position of the Partnership.

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

Overview

We are the leading wireless communications provider in the United States in terms of the number of subscribers, network coverage, revenues and operating income. We have the largest wireless network in the United States, covering 49 of the 50 most populated metropolitan areas throughout the United States. We believe our leadership position within the wireless industry will allow us to take advantage of increasing penetration and usage trends within the United States in the coming years. We provide wireless voice and data services and related equipment to consumers and business customers in our markets.

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

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

  We recognize service revenue based upon access to the network (access revenue) and usage of the network (airtime/usage revenue), net of credits and adjustments for service discounts. We are required to make estimates for service revenue earned but not yet billed at the end of each reporting period. These estimates are based primarily upon historical minutes of use processed. Our revenue recognition policies are in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 101, ‘‘Revenue Recognition in Financial Statements” and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”
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

Consolidated Results of Operations

Subscribers
	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002	% Change	2003	2002	% Change

Subscribers (end of period) (thousands)	36,026	31,521	14.3%	36,026	31,521	14.3%
Net additions in the period* (thousands)	1,407	1,214	15.9%	3,535	2,123	66.5%
Average monthly churn	1.85%	2.33%	-20.6%	1.88%	2.41%	-22.0%

*The nine months ended September 30 includes approximately 6 thousand subscribers in 2003 and approximately 479 thousand subscribers in 2002 added through property acquisitions.

We ended the third quarter of 2003 with 36.0 million subscribers, compared to 31.5 million subscribers at the end of the third quarter of 2002, an increase of 4.5 million net new subscribers, or 14.3%. Substantially all these new subscribers were the result of internal growth. The overall composition of our customer base as of September 30, 2003 was 91% retail postpaid, 5% retail prepaid and 4% resellers compared to 91% retail postpaid, 6% retail prepaid and 3% resellers as of September 30, 2002.

Approximately 33.5 million, or 93% of our subscribers, subscribed to code division multiple access (“CDMA”) digital service as of September 30, 2003, compared to 26.8 million, or 85%, as of September 30, 2002.

Approximately 1.4 million net subscribers were added through internal growth during the third quarter of 2003, including approximately 135 thousand through our reseller channel. As previously reported, we reduced our reported net subscriber additions for the fourth quarter 2002 by 85 thousand to account for unusually low reseller channel disconnect activity that we believed had resulted from delayed reseller reporting. Our net subscriber additions were increased in the first six months and the third quarter of 2003 by 32 thousand and 8 thousand, respectively, because of reported reseller disconnects that we believe were attributable to the earlier delayed reporting. We no longer believe we can reasonably identify reseller disconnect activity that may be attributable to the fourth quarter 2002 reporting delay, and therefore, effective at the end of the third quarter 2003, we increased our net subscriber additions by the approximately 45 thousand remaining from the reduction.

Our total average monthly churn rate, the rate at which customers disconnect service, decreased to 1.85% in the third quarter of 2003 and decreased to 1.88% for the nine months ended September 30, 2003, compared to 2.33% in the third quarter of 2002 and 2.41% for the nine months ended September 30, 2002, due to a significant improvement through the reseller channel as well as an improvement through the retail channel. During the third quarter 2002, we experienced substantial disconnects in the reseller channel as a result of WorldCom Inc.’s exit from the wireless resale business.

Operating Revenue
(Dollars in Millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002	% Change	2003	2002	% Change

Service revenue	$5,299	$4,613	14.9%	$14,970	$13,034	14.9%
Equipment and other	643	416	54.6%	1,535	1,216	26.2%

Total operating revenue	$5,942	$5,029	18.2%	$16,505	$14,250	15.8%

Average service revenue per
subscriber per month	$50.03	$49.57	0.9%	$48.85	$48.04	1.7%

Total operating revenue grew by $913 million, or 18.2%, in the third quarter of 2003 and $2.3 billion, or 15.8%, for the nine months ended September 30, 2003, compared to similar periods in 2002.

Service revenue. Service revenue grew by $686 million, or 14.9%, in the third quarter of 2003 and $1.9 billion, or 14.9%, for the nine months ended September 30, 2003, compared to similar periods in 2002. This increase was primarily due to the 14.3% increase in subscribers as well as an increase in average service revenue per subscriber for the three and nine months ended September 30, 2003 compared to similar periods in 2002.

Average service revenue per subscriber per month increased 0.9% to $50.03 for the third quarter of 2003 and increased 1.7% to $48.85 for the nine months ended September 30, 2003, compared to similar periods in 2002. These increases were primarily due to the higher proportion of subscribers choosing higher access price plans, including our America’s Choice price plans. This increase was partially offset by decreased roaming revenue as a result of rate reductions with third-party carriers and decreased long distance revenue due to the continued increase in the popularity of bundled pricing plans.

Equipment and other revenue. Equipment and other revenue grew by $227 million, or 54.6%, in the third quarter of 2003 and $319 million, or 26.2%, for the nine months ended September 30, 2003, compared to similar periods in 2002. These increases were primarily attributable to an increase in handsets sold, including higher priced color and camera phones, driven by an increase in gross retail subscriber additions of 9% for the third quarter 2003 and 10% for the nine months ended September 30, 2003, compared to the similar period in 2002, and to increased equipment upgrades. In addition, revenue associated with certain regulatory fees, primarily the Universal Service Fund (“USF”), increased by $58 million in the third quarter of 2003 and $109 million for the nine months ended September 30, 2003, compared to similar periods in 2002, mainly due to the April 2003 change in the methodology for billing these fees from a flat rate to a percentage rate as a result of a Federal Communications Commission order. The increase in the associated payments of these fees is reflected in selling, general and administrative expense.

Operating Costs and Expenses

(Dollars in Millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002	% Change	2003	2002	% Change

Cost of service	$822	$715	15.0%	$2,333	$2,075	12.4%
Cost of equipment	893	677	31.9%	2,388	1,891	26.3%
Selling, general and administrative	2,103	1,864	12.8%	5,942	5,365	10.8%
Depreciation and amortization	1,000	828	20.8%	2,863	2,394	19.6%

	$4,818	$4,084	18.0%	$13,526	$11,725	15.4%

Cost of service. Cost of service grew by $107 million, or 15.0%, for the third quarter of 2003 and $258 million, or 12.4%, for the nine months ended September 30, 2003, compared to similar periods in 2002. The increase was primarily due to increased direct telecom charges caused by increased network usage of approximately 49% for the third quarter of 2003 and 50% for the nine months ended September 30, 2003, compared to similar periods in 2002. This increase was offset by lower roaming, local interconnection and long distance rates. Service margins (service revenue less cost of service, divided by service revenue) were approximately 84.5% for the third quarter of 2003, unchanged compared to the third quarter 2002 and 84.4% for the nine months ended September 30, 2003, a slight increase compared to 84.1% for the nine months ended September 30, 2002.

Cost of equipment. Cost of equipment grew by $216 million, or 31.9%, in the third quarter of 2003 and $497 million, or 26.3%, for the nine months ended September 30, 2003, compared to similar periods in 2002. The increases were primarily attributed to increases in handsets sold, due to increased gross retail activations and an increase in equipment upgrades for the third quarter of 2003 and the nine months ended September 30, 2003, compared to similar periods in 2002. The increases in handsets sold and equipment upgrades caused negative equipment margins (equipment revenue less equipment cost) to increase for the third quarter of 2003 and the nine months ended September 30, 2003, compared to similar periods in 2002.

Selling, general and administrative expenses. Selling, general and administrative expenses grew by $239 million, or 12.8%, in the third quarter of 2003 and $577 million, or 10.8%, for the nine months ended September 30, 2003, compared to similar periods in 2002. These increases were primarily due to an increase in salary and wage expense of $126 million for the third quarter of 2003 and $224 million for the nine months ended September 30, 2003 compared to similar periods in 2002, due to an increase in the employee base, primarily in our customer care and sales channels, as well as an increase in employee benefits expense. Also contributing to these increases was a $46 million aggregate increase in sales commissions in our direct and indirect channels, for the third quarter of 2003 and a $170 million increase for the nine months ended September 30, 2003, compared to similar periods in 2002, driven by the increase in gross subscriber additions and customer renewals in the third quarter of 2003 and the nine months ended September 30, 2003, compared to similar periods in 2002. Costs associated with certain regulatory fees, primarily USF, increased by $62 million in the third quarter 2003 and $113 million for the nine months ended September 30, 2003, compared to similar periods in 2002 (see equipment and other revenue discussion above). The revenue associated with these fees is reflected in equipment and other revenue. To the extent gross subscriber additions and customer renewals continue to increase, we expect to continue to incur increased customer acquisition and retention-related expenses.

Depreciation and amortization. Depreciation and amortization increased by $172 million, or 20.8%, for the quarter ended September 30, 2003 and $469 million, or 19.6%, for the nine months ended September 30, 2003, compared to similar periods in 2002. These increases were primarily due to increased depreciation expense related to the increase in depreciable assets.

Other Income (Expenses)

(Dollars in Millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002	% Change	2003	2002	% Change

Interest expense, net	$(163)	$(141)	15.6%	$(481)	$(435)	10.6%
Minority interests	(38)	(40)	-5.0%	(116)	(85)	36.5%
Equity in income of unconsolidated
entities	4	3	33.3%	11	11	--
Other, net	1	2	-50.0%	1	3	-66.7%
Provision for income taxes	(63)	(35)	80.0%	(173)	(139)	24.5%

Interest expense, net. Interest expense, net increased by $22 million, or 15.6%, in the third quarter of 2003 and increased by $46 million, or 10.6%, for the nine months ended September 30, 2003, compared to similar periods in 2002. The increase in the third quarter of 2003 was primarily due to lower capitalized interest, lower affiliate interest income and higher average debt levels, partially offset by a decrease in the weighted average interest rate for borrowings from Verizon Communications Inc. (“Verizon Communications”) from approximately 5.4% in the third quarter of 2002 to 5.0% in the third quarter of 2003. The increase for the nine months ended September 30, 2003, was primarily due to lower capitalized interest and an increase in the weighted average interest rate for borrowings from Verizon Communications from approximately 4.9% in the first nine months of 2002 to 5.2% in the first nine months of 2003.

Minority interests. Minority interests decreased by $2 million, or 5.0%, for the third quarter of 2003 and increased by $31 million, or 36.5%, for the nine months ended September 30, 2003, compared to similar periods in 2002. The increase for the nine months ended September 30, 2003 was mainly attributable to an increase in minority partners’ income for the nine months ended September 30, 2003, compared to similar periods in 2002, that resulted from an increase in the income from subsidiary partnerships. Also contributing to the increase was Price Communications Wireless, Inc.’s preferred interest in Verizon Wireless of the East LP, which is accounted for as a minority interest.

Provision for income taxes. The partnership is not subject to federal or state tax on income generated from markets it owns directly or through partnership entities. However, the partnership does own some of its markets through corporate entities, which are required to provide for both federal and state tax on their income. The tax provision was $63 million for the third quarter of 2003 and $173 million for the nine months ended September 30, 2003. The effective tax rates were 6.8% for the third quarter of 2003, compared to 4.6% for the third quarter of 2002 and 7.2% for the nine months ended September 30, 2003, compared to 6.9% for the nine months ended September 30, 2002. The increase in the effective tax rate for the three months and nine months ended September 30, 2003 was mainly attributable to an increase in the proportion of income earned through corporate entities compared to markets owned directly or through partnership entities.

Consolidated Financial Condition

(Dollars in Millions)	Nine Months Ended September 30,
	2003	2002	$ Change

Cash Flows Provided By (Used In)
Operating activities	$5,353	$4,750	$603
Investing activities	(3,992)	(2,303)	(1,689)
Financing activities	(1,313)	(2,466)	1,153

Increase (Decrease) in Cash	$48	$(19)	$67

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

In addition to the potential cash needs described above, we have needed and may continue to need to secure additional financing for acquisitions of additional spectrum licenses and wireless service providers. The failure to obtain financing on commercially reasonable terms or at all could result in the delay or abandonment of our development and expansion plans or our inability to continue to provide service in all or portions of some of our markets, which could harm our ability to attract and retain subscribers.

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for a description of our contractual obligations and commitments as of December 31, 2002. Except as noted herein, there were no material changes to our contractual obligations and commitments as of September 30, 2003 from the information set forth in the Annual Report on Form 10-K.

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. The $603 million increase in cash flows provided by operating activities in the first nine months of 2003 compared to the similar period of 2002 was primarily due to our net income improvement.

Cash Flows Used In Investing Activities

Capital expenditures continue to be our primary use of cash. Our capital expenditures were $3.1 billion for the nine months ended September 30, 2003, compared to $3.0 billion for the similar period in 2002, and were used primarily to increase the capacity of our wireless network for usage demand, facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our wireless network. We expect total capital expenditures to be approximately $4.4 to $4.7 billion in 2003 and to have substantial capital requirements thereafter.

We invested $919 million in acquisitions during the first nine months of 2003, including $762 million to purchase the Northcoast Communications LLC’s (“Northcoast”) licenses, $39 million to purchase a general partnership interest in Virginia 10 RSA Limited Partnership and $98 million to reimburse Verizon Communications for the purchase of a minority interest in one of its subsidiaries that was a partner in the Partnership. In the first nine months of 2002, we invested $774 million in acquisitions, which included $552 million for the acquisition of some of the wireless properties of Dobson Communications Corporation.

Cash Flows (Used In) Provided By Financing Activities

Our total debt increased during the first nine months of 2003 by $1.1 billion. Our net intercompany debt borrowings increased by $1.2 billion, which included borrowings to fund the Northcoast acquisition. As of September 30, 2003, we had approximately $7.8 billion of demand notes payable primarily to Verizon Global Funding (“VGF”), a wholly-owned financing subsidiary of Verizon Communications.

Our debt to equity ratio (including partner’s capital subject to redemption) was 36.3% at September 30, 2003, compared to 33.5% at December 31, 2002 and 36.3% at September 30, 2002.

We made distributions to our owners of $2.4 billion in the first nine months of 2003. Approximately $112 million of these distributions represented a supplemental distribution and the remainder were payments corresponding to 70.0% of our adjusted pre-tax income to our owners for the six months ended December 31, 2002 and the six months ended June 30, 2003, which we are required to distribute subject to our meeting certain financial targets.

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

Market Risk

Our primary market risk relates to changes in interest rates, which could impact results of operations. As of September 30, 2003, we had $11.8 billion of aggregate floating rate debt outstanding under intercompany loan facilities, the floating rate notes and our credit facility. The intercompany loans bear interest at rates that vary with Verizon Communications’ cost of funding; because a portion of its debt is fixed-rate, and because its cost of funding may be affected by events related to it, our interest rates may not adjust in accordance with generally prevailing market rates. A change in our interest rates of 100 basis points would change our interest expense by approximately $118 million.

We also have exposure to fluctuations in foreign exchange rates as a result of a series of sale/leaseback transactions that obligate us to make balloon payments in Japanese yen. However, we have entered into forward exchange contracts that fully hedge the foreign exchange exposure for these balloon payment obligations, although we are subject to the risk that our counterparties to these contracts fail to perform. Taking into account these hedge arrangements, as of September 30, 2003, our obligations under these balloon payments were $82 million. Without the protection of these hedge arrangements, a 10.0% increase or decrease in the value of the U.S. dollar compared to the Japanese yen would change our obligations by approximately $6 million.

Other Factors That May Affect Future Results

Recent Developments

On October 14, 2003, we received, on behalf of our partners, a final purchase payment in respect of the disposition of the Chicago market that had previously been beneficially owned jointly by Verizon and Vodafone. The receipt of this payment triggered an obligation of Verizon and Vodafone pursuant to Section 7.6 of the U.S. Wireless Alliance Agreement, as amended, to calculate certain payments received and expenses paid by Verizon, Vodafone and each of their respective affiliates in connection with overlap market dispositions, together with certain adjustments. Also pursuant to this provision, upon completion of this calculation, either Verizon or Vodafone is required to make a payment to us under certain circumstances. Verizon and Vodafone have not yet finalized this calculation. However, we expect that, once finalized, the calculation will result in a payment by Verizon to us. We expect to use this payment immediately to reduce the debt we owe to Verizon. This payment will not alter the percentage interests of any of our partners in the Partnership, and we do not expect it to have a material impact on our overall financial position.

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
  the effects of the substantial competition that exists in our markets, which has been intensifying, and which may intensify further as a result of local number portability regulations that will allow wireless customers to retain their phone numbers when switching wireless service providers and that are anticipated to go into effect on November 24, 2003 in approximately two-thirds of our markets and in May 2004 in the balance of our markets;
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
  developments in connection with existing or future litigation; and
  changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information relating to market risk is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Consolidated Financial Condition section under the caption “Market Risk.”

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. They have concluded that the registrant’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

(b) Changes in internal control over financial reporting. There were no significant changes in the registrant’s internal control over financial reporting during the period covered by this quarterly report, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions.

Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

On July 24, 2003, the partners of the Partnership entered into an amendment to the Cellco Partnership Amended and Restated Partnership Agreement (the “Amendment”) expanding the size of our Board of Representatives from seven to nine and increasing the number of members of the Board of Representatives that can be designated by the Vodafone-affiliated partners (so long as such partners continue to own combined partnership interests in the Partnership of at least 20%) from three to four.

Effective July 24, 2003, Mr. Lowell McAdam, chief operating officer of Verizon Wireless, and Mr. Julian Horn-Smith, group chief operating officer of Vodafone Group Plc., were named to fill the two new board positions. The increase in membership of our Board of Representatives has no impact on our governance provisions, which, other than for certain exceptions that require the approval of Vodafone's designated representatives, require a majority vote to approve matters.

Effective July 25, 2003, Mr. Arun Sarin, chief executive officer of Vodafone Group Plc., was named to replace Sir Christopher Gent as a member of our Board of Representatives.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

	3.3	Cellco Partnership Amended and Restated Partnership Agreement (previously filed as an exhibit to Verizon Wireless Inc.’s Registration Statement on Form S-1 (No. 333-44394) and incorporated by reference herein)

	3.3.1	Amendment and Joinder to Cellco Partnership Amended and Restated Partnership Agreement dated as of July 10, 2000 (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

	3.3.2	Amendment to Cellco Partnership Amended and Restated Partnership Agreement dated as of July 24, 2003 (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (No. 333-92214) and incorporated by reference herein)

	4.1	Indenture dated as of December 17, 2001 among Cellco Partnership and Verizon Wireless Capital LLC as Issuers and First Union National Bank as Trustee (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

	4.2	Form of global certificate representing the Floating Rate Notes due 2003 (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

	4.3	Form of global certificate representing the 5.375% Notes due 2006 (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K filed or furnished during the quarter ended September 30, 2003:

A Current Report on Form 8-K, furnished on July 29, 2003, containing a press release announcing Verizon Communications’ earnings for the second quarter of 2003 and supplemental information about their financial and other projections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLCO PARTNERSHIP

Date: November 12, 2003	By	/s/ Andrew N. Halford

Andrew N. Halford
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT 31.1

I, Dennis F. Strigl, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cellco Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

	a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	[Reserved]

	c)	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

	d)	disclosed in this quarterly report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

	a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant in the registrant's internal control over financial reporting.

Date: November 12, 2003

/s/ Dennis F. Strigl

Dennis F. Strigl
President and Chief Executive Officer

EXHIBIT 31.2

I, Andrew N. Halford, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cellco Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

	a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	[Reserved]

	c)	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

	d)	disclosed in this quarterly report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

	a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 12, 2003

/s/ Andrew N. Halford

Andrew N. Halford
Vice President and Chief Financial Officer

EXHIBIT 32.1

November 12, 2003

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC 20549

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, PURSUANT TO SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

I, Dennis F. Strigl, President and Chief Executive Officer of Cellco Partnership (“the Partnership”), certify that:

(1)	the report of the Partnership on Form 10-Q for the quarterly period ending September 30, 2003 (the “Report”) fully complies with the requirements of section 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership as of the dates and for the periods presented in the Report.

/s/ Dennis F. Strigl

Dennis F. Strigl
President and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Cellco Partnership and will be retained by Cellco Partnership and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

November 12, 2003

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC 20549

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, PURSUANT TO SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

I, Andrew N. Halford, Vice President and Chief Financial Officer of Cellco Partnership (the “Partnership”), certify that:

(1)	the report of the Partnership on Form 10-Q for the quarterly period ending September 30, 2003 (the “Report”) fully complies with the requirements of section 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership as of the dates and for the periods presented in the Report.

/s/ Andrew N. Halford

Andrew N. Halford
Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Cellco Partnership and will be retained by Cellco Partnership and furnished to the Securities and Exchange Commission or its staff upon request.