Form 10-K
period 2003-12-31
CELLCO PARTNERSHIP
filed 2004-03-12
CIK 1175215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes Ö_   No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Ö_

 Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes__   No Ö_

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0_

Documents incorporated by reference:

None

TABLE OF CONTENTS

Item No.	Page

	PART I
1.	Business	1
2.	Properties	18
3.	Legal Proceedings	18
4.	Submission of Matters to a Vote of Security Holders	20

	PART II

5.	Market for the Registrant's Common Equity and Related Stockholder Matters	20
6.	Selected Financial Data	21
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
7A.	Quantitative and Qualitative Disclosures About Market Risk	36
8.	Financial Statements and Supplementary Data	36
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	36
9A.	Controls and Procedures	37

	PART III

10.	Directors and Executive Officers of the Registrant	37
11.	Executive Compensation	39
12.	Security Ownership of Certain Beneficial Owners and Management	47
13.	Certain Relationships and Related Transactions	47
14.	Principal Accounting Fees and Services	57

	PART IV

15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	58

Signatures	87

Unless otherwise indicated, all information is as of March 9, 2004.

      Trademarks, servicemarks and other similar intellectual property owned by or licensed to us appear in italics when used. All other trademarks in this annual report are the property of their respective owners.

     In this annual report “Verizon Wireless”, “the partnership”, “our company”, “we”, “us” and “our” refer to Cellco Partnership, which does business as Verizon Wireless, and, unless the context indicates otherwise, its subsidiaries.

PART I Item 1. Business

Overview

     We are the leading wireless communications provider in the U.S. in terms of the number of customers, revenues and operating income and offer wireless voice and data services across the most extensive wireless network in the U.S.:

  we have the largest customer base in the U.S., with 37.5 million customers as of December 31, 2003, of which approximately 35.1 million were digital customers;

  we had revenues of $22.5 billion and $19.5 billion for the years ended December 31, 2003 and 2002, respectively;

  we had operating income of $4.1 billion and $3.5 billion for the years ended December 31, 2003 and 2002, respectively;

  we had net income of $3.1 billion and $2.6 billion for the years ended December 31, 2003 and 2002, respectively;

  we have Federal Communications Commission (“FCC”) licenses to offer our services in areas where approximately 262 million people reside; and

  our network provides service in, or covers, areas where approximately 90% of the population in our licensed areas, or approximately 236 million people, reside and in 49 of the 50 and 97 of the 100 most populated U.S. metropolitan areas.

      Our owners are Verizon Communications Inc. (“Verizon Communications”), which is the largest provider of wireline communications in the U.S., with approximately 140 million access line equivalents, as well as the largest provider of wireless services in the U.S. by virtue of its controlling interest in our company, and Vodafone Group Plc (“Vodafone”), one of the leading wireless telecommunications companies in the world. We believe that our relationships with Verizon Communications and Vodafone afford us benefits, including Verizon Communications’ own brand marketing efforts and promotional opportunities with its customer base, and Vodafone’s insights from its international markets.

Industry Overview

General

      Wireless communications systems use a variety of radio frequencies to transmit voice and data. Broadly defined, the wireless communications industry includes one-way radio applications, such as paging services, and two-way radio applications, such as cellular telephone service, enhanced specialized mobile radio services (“ESMR”), personal communications services (“PCS”) and narrowband PCS service. The FCC licenses the radio frequencies used to provide each of these applications and has authorized the use of unlicensed frequencies for a class of service referred to as Wireless Local Area Networking (“WLAN”) or Wi-Fi.

     Since the introduction of cellular service in 1983, wireless communications has grown dramatically in the U.S. As illustrated by the following table, cellular, ESMR, and PCS providers in the U.S. experienced compound rates of growth of 24.2% and 27.3% in total service revenues and customers, respectively, over the ten-year period from 1993 to 2002. Industry information for 2003 is not yet available.

Wireless Industry Statistics*

	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002

Total service revenues (in billions)	$10.9	$14.2	$19.1	$23.6	$27.5	$33.1	$40.0	$52.5	$65.0	$76.6
Ending customers (in millions)	16.0	24.1	33.8	44.0	55.3	69.2	86.0	109.5	128.4	140.8
Customer growth	45.1%	50.8%	40.0%	30.4%	25.6%	25.1%	24.3%	27.3%	17.3%	9.7%
Ending penetration	6.2%	9.4%	13.0%	16.3%	20.2%	25.1%	30.8%	39.2%	45.7%	48.1%

* Source: Cellular Telecommunications & Internet Association

Recent Industry Trends

     The growth in the wireless communications industry in terms of customers, revenue and cash flow has been substantial and has been influenced by the following industry trends. While we believe that the industry will continue to experience growth, we believe that, as penetration rates increase, the pace of future growth will slow.

     Affordable pricing and new services are driving demand and penetration levels and impacting network capacity. Many carriers are offering larger bundles of included minutes and national flat rate pricing, increasing the affordability of wireless service and resulting in increased penetration levels and usage. As price levels for wireless services have declined, landline customers have shifted their usage to wireless and, in some cases, have made wireless their sole telecommunications service. In addition, usage has also increased due to continuing innovations, including enhanced data capabilities, improved voice quality and custom calling features, which have improved the customer experience. While increasing usage is driving network efficiencies and revenue growth, it also is impacting capacity demand in some markets, necessitating capital expenditures to increase existing network capacity. The need for carriers to expend capital efficiently for these purposes has led some carriers to enter into cooperative agreements in some markets to share spectrum and/or network build-out expenses.

     Wireless data usage continues to increase due to the introduction of inter-carrier text messaging, photo messaging and downloadable wireless data applications. Existing and future wireless data technologies, coupled with the widespread use of the Internet, have caused wireless providers to focus on wireless data services. Most carriers now offer two-way short messaging services (“SMS”), photo messaging and wireless Internet access. While adoption of some of these services has been slower than originally anticipated, SMS usage has recently been increasing at a faster pace, particularly since the introduction of inter-carrier operability that permits messages between customers of different carriers. Additionally, photo messaging has grown rapidly with the recent introduction of camera phones. As carriers continue to upgrade their networks to enhance data-carrying capabilities and to permit higher-speed data transmission, demand for wireless data applications and content such as image downloads, multimedia messaging (“MMS”), music, games and full browsing capabilities for laptop computer users is expected to increase and drive incremental wireless usage.

     Local Number Portability. Local Number Portability (“LNP”) went into effect on November 24, 2003, allowing customers in the top 100 Metropolitan Statistical Areas to keep their phone number when switching between providers of wireless and/or wireline communications. Beginning May 24, 2004, LNP will be offered to customers throughout the U.S. LNP creates additional competitive pressure in an already competitive marketplace. The ability of a customer to change carriers while keeping their existing phone number removes a previous barrier to switching, which may increase the industry’s churn rate. To prevent a possible resulting increase in churn, some wireless carriers have increased their promotional and price-cutting activities.

     The wireless communications industry is experiencing significant technological change, including the increasing pace of digital system changes, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new services and changes in end-user needs and preferences. There is uncertainty regarding the extent to which customer demand and service revenues will continue to increase. In addition, alternative technologies may develop for the provision of services to customers that may provide wireless communications services or alternative services superior to those being offered by existing wireless providers.

Business Strategy

     Our goal is to be the acknowledged market leader in providing wireless voice and data communication services in the U.S. Our focus is on providing a high-quality, differentiated service across a cost-effective digital network designed to meet the growing needs of our customers. To accomplish this goal, we will continue to implement the following key elements of our business strategy to differentiate our service:

     Provide highest network quality. We will continue to build-out, expand and upgrade our network in an effort to provide sufficient capacity and seamless and superior coverage throughout our licensed area so that our customers can enjoy consistent features and high-quality service, regardless of location. We will continue to explore strategic opportunities to expand our overall national coverage through selective acquisitions of wireless operations and spectrum licenses. We believe that network quality is a key differentiator in the U.S. market and a driver of customer satisfaction. Code division multiple access (“CDMA”) 1XRTT digital technology is deployed throughout virtually all of our network. This technology also allows us to deliver significantly higher data rates than previous technologies for wireless data applications, such as enterprise applications, image downloading, music, games, and full browsing capabilities for laptop computer users. In addition to providing 1XRTT digital service, we also continue to support analog service in substantial portions of our network. We are now in the process of deploying a new CDMA-based network technology, Evolution – Data Optimized (“EV-DO”), which will significantly increase data transmission rates on existing applications and enable the provisioning of enhanced data applications that can operate at broadband speeds. Since

October 2003, EV-DO has been successfully deployed in Washington D.C. and in San Diego. We plan to make EV-DO available to business and individual customers beginning in 2004 throughout additional portions of the Verizon Wireless national footprint.

     Profitably acquire, satisfy and retain our customers and increase the value of our service offerings to customers. Our revenue and net income growth will be achieved by retaining our existing base of customers and increasing their usage of our services, as well as by obtaining new customers. We believe a superior network and quality customer service increases customer satisfaction, which reduces churn, and is a key differentiator in the wireless industry. We are committed to providing high-quality customer service, investing in loyalty and retention efforts and continually monitoring customer satisfaction in all facets of our service. Key elements of our commitment to customer service include our Worry Free Guarantee, which outlines the specifics of our commitment to each Verizon Wireless customer; incentives for two-year contracts; and convenient locations to initiate service and receive customer support. In addition, we believe that increasing the value of our service offerings to customers will increase retention of existing customers and attract new customers. We will continue to offer clear and simple-to-understand service offerings, such as our America’s Choice plans, to enhance customer awareness and use of our services.

     Continue to expand our wireless data, messaging and multi-media offerings for both consumer and business customers. We believe that we are in a strong position to take advantage of the growing demand for wireless data services. To capture this potential growth, we are focused on providing consumer, mobile professional and enterprise customers with anytime/anywhere access on a variety of devices. Our strategy is to leverage our leadership position in the marketplace to be the network of choice for wireless data products and services, creating customized solutions for vertical markets and offering a wide variety of data options, including downloadable applications for both enterprises and consumers.

     Focus on operating margins and operational and capital efficiency. We believe that our success will depend, in part, on our ability to continue to maintain our operating margins. Streamlining and enhancing our processes and systems for customer service and sales have enabled increasing workforce productivity and distribution efficiency. We continue to drive network efficiencies in telecom facilities, long distance and roaming costs. We improve our capital efficiency by handling more network traffic per capital dollar. We continue to leverage our scale advantage to drive down costs and gain additional efficiencies throughout the business.

Strategic Acquisitions

     One of our primary business strategies is to build-out and expand the capacity and coverage of our digital network so that we may provide sufficient capacity and seamless and superior coverage nationally on a cost-efficient basis. We have entered into several recent transactions to acquire spectrum licenses and assets of providers in certain markets in order to help us implement this strategy.

     On May 23, 2003, we completed the purchase of 50 PCS licenses and related network assets from Northcoast Communications, L.L.C., for approximately $762 million in cash. We funded the purchase utilizing our existing intercompany loan facility with Verizon Communications. The licenses cover large portions of the East Coast and Midwest, including such major markets as New York; Boston; Minneapolis, MN; Columbus, OH; Providence, RI; Rochester, NY; and Hartford, CT. Total population served by the licenses is approximately 47.2 million and includes 10 MHz in each of the 50 license areas, in the D, E, and F blocks of the 1800-1900 MHz frequency band. In addition, during 2003, we acquired, or entered into definitive agreements to acquire, various other interests in partnership markets, licenses and other assets, which were not material to our business either individually or in the aggregate.

Competition

     There is substantial competition in the wireless telecommunications industry. We expect competition to intensify as a result of the higher penetration levels that currently exist in the industry, the introduction of LNP, the development and deployment of new technologies, the introduction of new products and services, the availability of additional spectrum, both licensed and unlicensed, and regulatory changes. Other wireless providers, including other cellular and PCS operators and resellers, serve each of the markets in which we compete. We currently provide service to 49 of the top 50 markets in the U.S., and each of these 49 markets has an average of five other competing wireless providers. Competition also may increase to the extent that smaller, stand-alone wireless providers transfer licenses to larger, better capitalized and more experienced wireless providers. In addition, resellers and mobile virtual network operators that buy bulk wholesale service from carriers for resale, provide another set of differentiated competitors in the marketplace.

     We compete primarily against five other major wireless service providers: AT&T Wireless, Cingular Wireless, Nextel Communications, Sprint PCS and T-Mobile USA. In addition, in many markets we also compete with regional carriers, such as ALLTEL and US Cellular. On February 17, 2004, Cingular Wireless announced an agreement to acquire AT&T Wireless for $41 billion plus the assumption of debt. Based on reported information, the two entities, if fully combined as of December 31, 2003, would have been the largest U.S. wireless service provider in terms of customers and annual revenues, and would have had a presence in 97 of the top 100 U.S. markets. The acquisition is subject to shareholder and regulatory approvals. Cingular and AT&T Wireless have announced that they expect the transaction to close in late 2004.

      We believe that the following are the most important competitive factors in our industry:

     Network technology, quality, capacity and coverage. In recent years, competition in our industry has led to lower prices and to the popularity of pricing plans that do not charge for roaming which, in turn, has led to increased minutes of use per customer. As a result, the ability to keep pace with network capacity needs and offer high quality national coverage through one’s own network is important. We have a more extensive network than any of our competitors, and we continue to look for expansion opportunities through the build-out of existing licenses, acquisitions, roaming agreements, and/or spectrum leasing. We own licenses that cover much of the country and we will need to expend significant amounts to expand our capacity and extend our coverage area. Most of our competitors also have build-out needs, which they are seeking to mitigate via affiliate, roaming, and/or network-sharing agreements with other wireless providers that permit them to reduce the cost of roaming and expand into new markets.

     Customer service. Quality customer service and care is essential to ensure that existing customers do not terminate service and to obtain new customers. With LNP, customers may find it easier to switch their service to an alternate carrier, since they can take their telephone number with them to that carrier. We believe that our quality customer service will be a key to retaining our customers and to attracting customers who want to switch from other carriers. We are very focused on improving our customer service and care. Our competitors also recognize the importance of customer service and are focusing on improving the customer experience.

     Pricing. Service and equipment pricing is an important element on which wireless carriers compete. We seek to compete in this area by offering our customers services and equipment that they will regard as the best available value for their money.

     Distribution. Key to achieving our sales success is the reach and quality of our sales channels and distribution points. We believe that the optimal mix of direct, indirect and resale distribution channels is a necessary ingredient in achieving industry-leading sales. A goal of our distribution strategy is to increase sales through our company-owned stores and our outside sales team, as well as through telemarketing and web-based sales and fulfillment capabilities. Supplementing this is an extensive indirect distribution network of full-service retail outlets and prepaid replenishment locations, as well as various resellers who buy our service on a wholesale basis.

     Capital resources. In order to expand the capacity and coverage of their networks and introduce new products and services, wireless providers require significant capital resources. We generate significant cash flow from operations and have well-capitalized owners. Some of our competitors also have significant cash flow and well-capitalized owners.

As a result of competition, we may encounter further market pressures to:

  respond to particular short-term, market-specific situations, for example, promotional service pricing or equipment discounts;
  introduce new service offerings at lower prices or restructure our service packages to offer more value;
  increase advertising spending; or
  increase our capital investment to ensure we retain our market leadership in service quality.

Such market pressures could cause us to experience lower revenues, margins and average revenue per user, as well as increased capital spending to ensure proper capacity levels.

     Our success will depend on our ability to anticipate and respond to various factors affecting the industry, including the factors described above, as well as new services and technologies, changes in customer preferences, regulatory changes, demographic trends, economic conditions, and pricing strategies of competitors.

Wireless Services

     Our service packages are designed around key customer groups, from the young adult market to multinational business accounts. We tailor our voice and data offerings, pricing plans and handsets to the needs of these customers. Our voice services are augmented by enhanced features, including caller ID, call waiting and call forwarding, three-way calling, no answer/busy transfer, voice mail, and our push to talk service, which we launched in August 2003.

Voice Services

     Postpaid services. We offer a variety of simple, straightforward packages with features and competitive pricing plans that are generally offered on a postpaid basis with a contract term and are designed to meet the needs of various consumer and business users, at the local, regional and national level. Approximately 91% of our customers receive our services on a retail, postpaid basis. Specifically, we offer:

  the America’s Choice plans, which offer simple, flat-rate nationwide service with no additional roaming and long distance charges for calls on our preferred network within the U.S. and, in some instances, Canada and Mexico;

  family/small group and shared minute plans designed for multiple-user households and small businesses; and

  plans targeted to enterprise accounts, including corporate plans for businesses with over 100 lines, and national account plans targeted to businesses with over 1,000 lines.

     We set consistent pricing guidelines in order to maintain consistent marketing practices across our markets, but we customize our plans by local market based on competitive needs, in terms of the number of minutes and other features included at each access point.

     Prepaid services. Our national digital prepaid product, branded [FREEUP], is marketed primarily to the youth and young adult markets. [FREEUP] includes on-network roaming and long distance, SMS and voicemail, mobile-to-mobile pricing and reduced rates for nights and weekends. While we have historically experienced higher churn rates with our prepaid customers than other customers, our experience has been that the increased churn is offset, at least in part, by the lower costs of acquiring new prepaid customers and the absence of payment defaults.

     Telematics. Telematics involves the integration of wireless services into vehicles. Telematics products offer a variety of voice and data services, including directions, one-button access to an operator for roadside assistance or emergency services, mobile email and traffic alerts, and also permit an operator to access a vehicle’s on-board diagnostic sensors to identify problems or to locate a stolen car. We are currently the national provider of wireless service for OnStar and BMW Assist. We do not currently include telematics customers in our company’s customer data.

Wireless Data Services

     We are a leader in providing wireless data services in the U.S. and offer both data transmission and content services. Data services are offered primarily to our retail postpaid customers, and accounted for approximately 3% of our service revenue in the fourth quarter of 2003, compared to approximately 1% in the fourth quarter of 2002. Data services accounted for approximately 2% of our service revenue for the year ended December 31, 2003, compared to approximately 1% for the year ended December 31, 2002.

     NationalAccess. In 2002, we launched 1XRTT digital technology, which enabled higher-speed applications such as enterprise applications, image downloads, music, games and full browsing capabilities for laptop computer users. 1XRTT is capable of typical data rates of 40 to 60 kilobits per second, with bursts of up to 144 kilobits per second, depending on network traffic levels. 1XRTT is now generally deployed across our entire coverage footprint.

     BroadbandAccess. In 2003, we launched a new Wide Area Network packet IP solution, EV-DO, in the Washington, D.C. and San Diego, CA metropolitan areas. We believe that EV-DO, which provides typical download speeds of 300-500 kbps (with bursts capable of reaching speeds up to 2 Mbps), is the fastest wide-area, fully mobile wireless Internet data solution commercially available in the U.S. marketplace today. Beginning in 2004, we plan to make this service available to customers throughout additional portions of our national footprint.

     Wi-FiAccess. In 2003, through an arrangement utilizing the facilities of a third-party, we launched Wi-FiAccess to provide customers with a Wireless Fidelity (“Wi-Fi”) solution. Wi-Fi, also known as 802.11b, is a wireless technology used to transmit data over public frequencies via local Access Points or “Hot Spots”. This service is accessible at approximately 600 Hot Spots located at airport waiting areas, hotel lobbies and other locations and provides average throughput speeds of 300-800 kbps.

     Get It Now. In 2002, we launched our Get It Now service using binary runtime environment for wireless (“BREW”) technology from Qualcomm. BREW technology adds limited computer-like functionality to handsets, enabling applications to be downloaded over-the-air directly to the customer’s wireless device. Customers are charged transactional fees for subscriptions or downloads along with usual airtime charges. Our Get It Now service includes a library of nearly 400 applications such as ring tones, games, alerts, Mobile Instant Messaging and Verizon Superpages.

     Text Messaging – SMS. Our TXT Messaging service offers two-way short messaging, which allows customers to send and receive text messages using cellular handsets and various other devices. We also offer a “Send A Group Message” webpage with confirmed message delivery, over 100 info alert categories, Group Chat, Private Chat and Mobile Instant Messaging. In addition, our inter-carrier messaging service provides inter-operability of short messaging services to different U.S. and international wireless providers’ networks.

     Picture Messaging – MMS. In July 2003, we launched our picture messaging service with the LG VX6000 camera phone. This service offers end users the ability to take pictures using a camera phone, customize those pictures with accompanying text or sounds, and send them to other compatible camera phones, any email address or an on-line personal webpage. Customers can pay for the service on either a per use or bundled basis.

     Mobile Web. Our Mobile Web service offers customized access to content through our portal, which is co-branded with Microsoft. This service allows customers to access the Internet, e-mail and personal information management tools, such as calendars and address books, through handset-based menus. These customized content services, when integrated with our two-way short messaging service, allow us to provide critical information to our customers on a timely basis while they are mobile.

     Wireless Business Solutions – VZOffice VZOffice, comprised of VZAccess VZEmail and VZCustom, provides and/or enhances wireless access to the enterprise customer’s corporate applications. Wireless data solutions are provided directly through Verizon Wireless or in combination with third-party joint marketing partners.

VZAccess. In addition to providing NationalAccess, BroadbandAccess and Wi-FiAccess, we offer business access solutions for accessing the Internet and corporate intranet through third-party partners, which allow for optimized wireless access to the customer’s corporate applications or databases.

VZEmail. Our corporate customers can wirelessly send and receive email continuously, using a BlackBerry handheld device, or on demand with other wirelessly equipped PDA devices.

VZCustom. We offer horizontal and vertical solutions, deployed behind the company’s firewall or in an alternate service provider model, that provide or extend current business applications or database information, such as labor force automation and automatic vehicle location.

Wireless Devices

     We believe that our leading position in the U.S. wireless industry in terms of the number of customers has enabled us to become the service provider of choice for wireless device manufacturers and has helped us to develop exclusive offers for our customers and branded handsets that complement our focus on high-quality service. For example, in July 2003 we launched the LG VX6000 camera phone, which allows our users to take and send images in just 5 clicks for simplicity. In addition to the LG VX6000, we launched eight other devices with color screens and BREW-compatibility throughout 2003. In November 2003, we became the first wireless provider to introduce a CDMA-1XRTT handset with the Microsoft SmartPhone operating system. This handset from Samsung complemented the i700 from Samsung, launched in May 2003, and runs on the Microsoft Pocket PC operating system.

     All of the wireless devices that we offer are compatible with our 1XRTT network and, through GPS functionality, all of the handsets we offer are compliant with the FCC’s E911 requirements. All of the handsets that we offer are also headphone/earphone compatible. We also offer our customers accessories, such as chargers, headsets, belt clips, faceplates and batteries. In order to maintain customer satisfaction and loyalty, our customers can also purchase protection for their handsets and accessories through third-party insurance providers, extended warranty and repair and upgrade options.

     Suppliers

      We purchase handset and accessory products from a number of manufacturers, with the substantial majority of our purchases distributed among Kyocera, LG InfoComm, Motorola, Nokia and Samsung. A key component of all wireless handsets is the chipset, which contains the “intelligence” of the handset. All of our handset suppliers rely on Qualcomm Incorporated for the manufacturing and supplying of chipsets, except for Nokia, which produces its own CDMA-1XRTT chipsets. Also, there are a number of other components common to wireless handsets provided by various electronic component manufacturers that we do not deal with directly. Disruption of the supply of Qualcomm chipsets to a number of our core suppliers, a shortage of other common components to a number of suppliers, or a disruption of manufacturing activities generally in a country where a significant portion of our handsets are manufactured, could have a material adverse effect on our ability to sell handsets to new customers. In addition, because the global system for mobile communications (“GSM”) network technology leads in the global mobile wireless industry in terms of market share, the world-wide demand for GSM-based wireless devices is greater than for CDMA-based devices. GSM’s scale advantage may enable lower device costs and a faster pace of device technology evolution.

Product Distribution

     We have developed relationships with Communications Test Design, Inc. and New Breed Logistics, Inc. for substantially all of our handset and other product warehousing, distribution and direct customer fulfillment. We do not own significant warehousing and distribution infrastructure.

Paging

     We offer local, regional and nationwide messaging and narrowband PCS services in all 50 states, the District of Columbia and portions of Canada. Compared to traditional messaging, narrowband PCS permits us to offer more services, including two-way messaging, the ability to reply to e-mails and to deliver a variety of information services such as mail, weather summaries, news and other information. We had approximately 1.5 million units in service as of December 31, 2003, a reduction of approximately 375,000 units since December 31, 2002. Like many others in the paging industry, we have experienced a decline in the number of paging units in service and expect the decline to continue. We do not currently include paging customers in our company’s customer data.

Network

     We have licenses to provide mobile wireless services on the 800 MHz or 1800-1900 MHz portions of the radio spectrum in areas that include approximately 262 million people, or approximately 91% of the U.S. population. The 800 MHz portion is used to provide both analog and digital cellular services, while our 1800-1900 MHz areas provide all digital PCS services. We also have licenses to provide messaging and narrowband PCS services on the portions of the radio spectrum set aside for those services. We obtained our domestic spectrum assets through application lotteries, mergers, acquisitions, purchases, leases, exchanges, FCC auctions and allotments of cellular licenses.

Technology

      CDMA technology, based on spread-spectrum digital radio technology, is our primary network technology platform. We began implementing CDMA digital technology in 1996 with the deployment of IS-95, a digital standard. As of December 31, 2003, our digital service was available to all of the population to which we provide coverage, or approximately 236 million people. We believe ours to be the most extensive digital mobile wireless network of any company in the U.S., supporting approximately 35 million digital customers. Digital usage currently accounts for almost 99% of our busy-hour traffic.

      Technology Evolution

     We commercially launched CDMA technology’s compatible 1XRTT upgrade in the first quarter of 2002. 1XRTT is presently deployed in virtually all of our cell sites nationwide. We believe that CDMA digital technology and its CDMA2000 evolution path offer several advantages. In addition to increasing the voice traffic capacity available to us, 1XRTT provides increased data rates, typically 40-60 kbps with bursts up to 144 kbps. Further, 1XRTT is a modular upgrade that has proven to be cost-effective and practical for rapid nationwide deployment. In addition, 1XRTT is the wireless technology that enabled our successful launch of MMS in 2003. MMS, our picture messaging service, is among our fastest growing data applications. IXRTT is also the air interface for our push to talk service that was introduced in 2003 using voice over Internet protocol technology.

     In addition to 1XRTT, the CDMA2000 technology path includes EV-DO, a third generation (3G) technological evolution developed by Qualcomm that follows 1XRTT. EV-DO is a packet-based technology intended primarily for data transmission, and we believe that it is the fastest commercial wide-area wireless data technology available today in the U.S. It is capable of data download rates of typically 300-500 kilobits per second with bursts up to two Megabits per second, with actual speeds dependent on factors such as distance from the cell site, the capacity of the transport facility between the cell site and the switch facility, and interference. Upload speeds average 40-60 kbps, with bursts up to 144 kbps. As with 1XRTT, we are able to implement EV-DO by changing and/or adding modular components and software in our CDMA network.

     Following our successful completion of technical trials in 2002, we launched commercial EV-DO service, branded and marketed as BroadbandAccess, in San Diego and in Washington, D.C. and certain of its suburbs in October 2003. Beginning in 2004, we plan to deploy our 1XEV-DO technology in additional portions of the Verizon Wireless footprint. Because EV-DO is backward compatible – a distinct advantage of using CDMA technology – customers who travel outside of our EV-DO network with an EV-DO device will switch to our existing 1XRTT network.

     In addition to our ongoing annual capital investment program to build network capacity and coverage, we expect to invest $1 billion over the next two years to deploy EV-DO technology throughout substantial portions of our footprint. We will continue to evaluate the benefits of each of the third generation technology upgrades as they become available.

     Competing wireless service providers have chosen global system for mobile communications (“GSM”), time division multiple access (TDMA) or other technologies as the technology platforms for their networks. While we believe CDMA technology and its upgrades offer many advantages, at present, GSM leads in worldwide market share. GSM’s scale advantages may enable lower equipment costs and a faster pace of technology evolution.

     Wireless providers have begun to introduce improved next generation wireless products and may soon introduce other advanced wireless products. There are multiple, competing next generation standards, several options within each standard, incompatibilities, vendor-proprietary variations and rapid technological innovations. There are risks that current or future versions of digital technologies, including the technologies and evolutionary path that we have selected, may not be demanded or provide the advantages that we expect. There are also risks related to the timely availability, quality, performance and cost of equipment and software. In addition, problems in vendor and equipment availability, technical resources or system performance could delay the launch of operations in new markets, network expansions in existing markets, or conversion to new or upgraded technologies or result in increased costs.

     Our network includes various elements of redundancy designed to enhance the reliability of our service, including backup power supplies at most cells sites and all of our switches, as well as secondary transport facilities, to support critical links in the network. However, because of natural or man-made disasters, network failures may occur or the network may be unable to meet unusually high resulting traffic demands, and such lapses in our service could harm our ability to attract and retain customers.

Network Capacity and Coverage

      We have the largest network coverage of any wireless telephone carrier in the U.S., with licensed and operational coverage in 49 of the 50 largest metropolitan areas. As of December 31, 2003, our built network, which includes approximately 20,500 cell sites, covered a population of approximately 236 million and provides service to approximately 37.5 million customers. In addition, we have signed roaming agreements with a variety of providers, including ALLTEL, Sprint PCS, AT&T Wireless, Cingular Wireless, US Cellular and Western Wireless to ensure that our customers can receive wireless service in virtually all areas in the U.S. where wireless service is available. Many of these agreements are terminable at will by either party upon several months’ notice. Some competitors, because of their call volumes or their affiliations with, or ownership of, other wireless providers, may be able to obtain roaming rates that are more favorable than the rates we obtain.

     We offer analog and digital service in our 800 MHz markets and digital service in our 1800-1900 MHz markets. While our 800 MHz markets are substantially built-out, some of our 1800-1900 MHz markets still require significant build-out, and, overall, areas where approximately 10% of the population in our licensed areas, or nearly 26 million people, reside are not yet covered. In addition, even those areas of our network that are substantially built require upgrades to increase capacity and to accommodate succeeding generations of digital technology.

     As we continue to build and upgrade our network, we must complete, or have others complete, a variety of steps, including securing rights to a large number of cell site and switch site locations and obtaining zoning and other governmental approvals. Adding new cell sites has become increasingly difficult. In particular, higher density wireless networks require more engineering precision, as cell site coverage areas become smaller and acceptable locations for new sites must be specifically located within one or two city blocks. In some instances, we have encountered difficulty in obtaining the necessary site leases at commercially reasonable rates and the zoning approvals needed to construct new towers. In addition, the ability to buy or lease property, obtain zoning approval and construct the required number of radio facilities at locations that meet the engineering design requirements is uncertain. We utilize tower site management firms, including Crown Castle International Corp., American Tower Corporation and SpectraSite, Inc., among others, as lessors or managers of the majority of our existing tower sites upon which our operations depend, and plan to rely upon them for some of the sites we expect to add in the future.

     Our primary switch and cell site equipment infrastructure vendor is Lucent Technologies Inc., which currently provides approximately 64% of our switches and the majority of our cell site equipment, and Nortel Networks Corp. and Motorola, Inc., which provide nearly all of our remaining switches and cell site equipment. The majority of our markets are restricted, for reasons of economic practicality and/or technical compatibility, to using cell site equipment provided by the supplier of the switch serving that particular market. We have deployed interoperable switch and base station equipment from two of our infrastructure suppliers in several markets and have been successful in establishing interoperability between Motorola cell sites and Nortel switches for most features and attributes.

     While we provide digital coverage in all of our markets, we will continue to simultaneously provide analog coverage in our cellular markets. We will re-evaluate the need for continuing analog coverage as we near February 18, 2008, the date after which the FCC will no longer require cellular carriers to provide analog cellular service. See “Business – Regulatory Environment –Broadband Wireless Services Systems.”

Spectrum

     We own a combination of spectrum licenses in the 800 MHz and 1800-1900 MHz bands that can be used for wireless voice and data telecommunications, including Internet access. We are licensed to offer services in areas where approximately 262 million people reside. These licenses consist of spectrum bands of 10, 15, 25 and 30 MHz of spectrum. The 800 MHz band, which is 25 MHz, is licensed by geographic areas known as either Metropolitan Statistical Areas (“MSAs”) or Rural Service Areas (“RSAs”). The 1800 – 1900 MHz bands, 10, 15 and 30 MHz, are licensed by geographic areas known as Major Trading Areas (“MTAs”) and Basic Trading Areas (“BTAs”). Depending on the location, we service a market with either one or a combination of the various licenses, which combine to give us spectrum levels ranging from 10 MHz up to 55 MHz. We own spectrum in 49 of the top 50 markets (as defined by BTA) in the U.S and in those 49 markets we average approximately 31 MHz.

     We expect that the demand for our wireless voice and data services will continue to grow over the next several years. See “Business – Industry Overview.” Although various spectrum acquisitions in 2003, including the transaction with Northcoast Communications, L.L.C., have enabled us to meet near-term spectrum requirements in many markets, based upon our current assumptions as to growth in demand for voice and data services from our existing and new customers and our present plans for improving the efficiency of our use of our existing spectrum, we will need additional spectrum in certain of our markets to meet anticipated demand starting in the next one to two years. We will continue to seek additional spectrum to meet our requirements. In addition to acquiring spectrum in the secondary market, one of the primary means to acquire additional spectrum is through participation in FCC auctions. The FCC plans to license 90 MHz of spectrum in other bands that would be technically suitable for mobile and fixed wireless services, and we presently expect that this auction will take place during 2005. See “Business –Regulatory Environment – Spectrum Acquisitions.” We intend to continue to acquire more spectrum primarily through acquisitions from existing license holders, as we do not expect the FCC to auction either the 90 MHz or any other significant licenses that will be usable in the near future. However, we expect substantial competition in acquiring new spectrum, and we may not be able to purchase all of the additional spectrum we need in certain markets on favorable terms, or at all.

      We could take various steps, beyond those in our current plans, to increase the capacity of our existing spectrum and thereby extend that time period, such as adding more cell sites and further deploying the most advanced digital technology, although these steps could be costly. Failure to obtain access to additional spectrum where and when required would likely result in degradation in the quality of our existing service through an increase in blocked and dropped calls, and would limit our ability to obtain more customers and provide other services such as EV-DO.

     Actual developments might differ materially from our estimates. It is difficult to estimate the extent to which customers will increase their demand, for example, by increasing reliance on wireless instead of wireline services or through greater data technological advances. In particular, it is difficult to predict the amount of spectrum that may be required to meet the demand for wireless data and Internet access, since it is a developing and rapidly changing market. Additionally, the growth of efficiency in our overall network, which has a major impact on our spectrum capacity, is difficult to predict.

CDPD Network

     Our CDPD network offers CDPD data transmission at speeds of up to 19.2 kilobits per second in major metropolitan areas. In addition, our CDPD customers can roam on the CDPD networks of other wireless providers. Although our largest roaming partner, AT&T Wireless, has announced plans to phase out CDPD services in 2004, we intend to continue to support CDPD service through 2005, by which time we intend to transition customers and applications to our high-speed 1XRTT NationalAccess and BroadbandAccess services.

Messaging and Narrowband PCS

     We currently have three nationwide one-way messaging channels for use by our paging network and one nationwide asymmetrically paired 50-12.5 kilohertz narrowband PCS license. We also resell narrowband PCS services using other carriers’ networks. In addition, we have numerous market area licenses for one-way messaging and three regional asymmetrically paired 50-12.5 kilohertz narrowband PCS licenses. Our network, either directly or through reselling arrangements, provides local, regional and nationwide messaging and narrowband PCS services in all 50 states, the District of Columbia and portions of Canada.

Marketing

     In addition to providing high-quality services and customer care, we focus our marketing strategy on targeting solutions based upon our customers’ needs, promoting our brand, leveraging our extensive distribution network and cross-marketing with our owners.

     We have established ourselves as the leading provider of wireless service in the U.S. An external study done in December 2003 found that, based upon a nationwide sampling of current and prospective wireless customers, our total brand awareness is 99%, the highest among the national wireless carriers. Our marketing efforts are focused on a coordinated program of television, print, radio, outdoor signage, Internet and point of sale media promotions. We coordinate our marketing efforts throughout our service area in order to ensure that our marketing message is consistently presented across all of our markets. Our promotion of the “Verizon Wireless” brand has been supplemented by Verizon Communications’ own brand marketing efforts, reinforcing the awareness of our services in shared markets and capitalizing on the size and breadth of its customer base.

Sales and Distribution

     Our sales strategy is to use a mix of direct, indirect and resale distribution channels in order to increase customer growth while reducing customer acquisition costs.

      Direct

     Company-owned Stores. Company-owned stores are a core component of our distribution strategy. Our experience has been that customers entering through our store channel are generally higher value customers who generate higher revenue per month on average than those who come through other mass-market channels and they are less likely to cancel their service. As of December 31, 2003, we operated approximately 1,250 stores, kiosks and carts.

     Business-to-Business. We have a dedicated business-to-business sales force. We enable company-specific web environments for our business customers. We have developed extranets for business clients such as The Boeing Company, General Electric Company, IBM Corporation, Microsoft, Bank of America and Xerox Corporation that permit their employees to directly access online our negotiated corporate rates.

     Telemarketing and Web-Based. We have a telemarketing sales force dedicated to receiving incoming calls. In addition, we offer fully-automated, end-to-end, web-based sales of wireless handsets, pagers, accessories and service in all of our markets. Our web-based sales channel, located at our web site, www.verizonwireless.com, enables prospective customers to learn about our services and purchase a complete service package, including the handset, basic and enhanced features and accessories. Customers are also able to take advantage of our self-service functionality on our web site to access their account information, make payments, and make changes to their accounts.

      Indirect Retailers and Agents

     We have approximately 114,600 indirect retail locations selling wireless services, including approximately 16,500 full service locations and more than 98,000 locations offering prepaid-calling replenishment only, as of December 31, 2003. We have programs in place to train and support indirect representatives. We have implemented a “store-within-a-store” program with RadioShack, our largest indirect retailer, at approximately 4,560 of its locations. With the August 2003 launch of our new national relationship with Circuit City, we offer our service at approximately 580 Circuit City stores. In addition, we have arrangements to sell our wireless services through other national and regional retailers.

      Resale

     We also sell wireless capacity to resellers, with approximately 1.5 million resale lines as of December 31, 2003. We have approximately 30 resellers, including TracFone Wireless, our largest reseller, which resells our service on a prepaid basis and accounts for a majority of our total wholesale lines.

     Our resale business involves the sale of wholesale access and minutes to independent companies that package and resell wireless services to end-users. We have dedicated wholesale account teams that work with these resellers and we provide them with billing records for their customers. These resellers generally provide prepaid and postpaid services to customers under their own brand names and also provide their own customer service and billing. As of December 31, 2003, our revenue from resellers was approximately 1.0% of total revenue. Because we sell these services on a wholesale basis, we incur no direct customer acquisition cost, although our total revenue per unit from resale is less than it is from our direct customers. As a result, our average revenue per user is negatively impacted by an increase in wholesale customer lines.

      Local Number Portability Implementation

     Local Number Portability went into effect on November 24, 2003, allowing customers in the top 100 MSAs to keep their phone number when switching providers from wireless to wireless, wireless to wireline and wireline to wireless. Porting numbers is a technically complex process that varies between carrier combinations, and thus involves a significant amount of fallout and manual intervention. We opened a new center in Murfreesboro, TN, which is dedicated to facilitating resolution of porting issues and employs approximately one thousand people, which is supplemented as needed by out-source agents.

Customer Service, Retention and Satisfaction

     The cost of adding new customers is one of the most significant cost elements in the wireless industry. Therefore, satisfying and retaining existing customers is critical to the financial performance of wireless operators and an essential element of our strategy. Our customer service, retention and satisfaction programs are based on providing customer convenience and ease of use, and cultivating long-term relationships with our customers by maximizing value, all of which minimize churn.

      While our call centers have streamlined hours of operation to improve cost efficiency, we are available 24 x 7 for emergency and technical customer issues. Customers are able to contact us by telephone toll-free, in person at company-owned stores, through web-based applications and, for certain inquiries, via the handset through our self-serve applications.

     We have 23 full-service call centers. In addition, our call center in Murfreesboro, TN is currently dedicated to local number portability inquiries. We also have relationships with several third-party vendors, which support our goal of providing first class customer service to our customers on a cost-effective basis. While retail consumers on post-paid plans make up our largest group of customers, we have created separate, dedicated teams to address specialized needs of our business accounts (both national and small to medium-sized) and consumers through segmented call routing, which is also utilized to serve our data/Mobile Web, paging, and prepay customers.

     Under our Worry Free Guarantee, a national retention and loyalty initiative, we commit to our customers an extensive and advanced network, responsive customer service with end-to-end resolution, the option to change at any time to any qualifying price plan without payment of any additional fees and a 15-day satisfaction guarantee. The initiative also includes free handset upgrades every two years (up to a $100 value), which we call our New Every Two plan, provided that the customer signs a new two-year contract on a calling plan with at least $35 monthly access. Another major retention and loyalty program is a customer life cycle management program in which we contact customers at key points in their service tenure with targeted offers and to provide proactive rate-plan analysis.

Information Systems

     Our information systems consist of the following systems: billing, point of sale, provisioning, customer care, data warehouse, fraud detection and prevention, financial and human resources. These systems are housed in secure data centers with redundancy, backup and disaster recovery capabilities. We have completed consolidating these systems from many predecessor company systems into one system for each business function above, except for billing. In the billing area, we have completed the consolidation of systems covering approximately 90% of our customer base, and we expect the remaining consolidations to be completed in 2004.

     We currently use a third-party billing service, which is the subject of a patent infringement lawsuit, for our prepaid offering. See “Legal Proceedings.” In 2003, we began installing an internal prepay billing platform, which we plan on testing commercially during the first half of 2004.

     Our systems consolidations have contributed to a reduction in our operating costs and expenses as a percentage of revenues. Although we employ experienced professionals who have in the past successfully consolidated our billing systems, we may encounter difficulties that could cause disruptions in some of our markets as we continue our billing system integration, and we may suffer lapses in service or delays in billing our customers during this process.

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

Intellectual Property

     We own or license a number of patents in the U.S. covering service offerings and have also developed many brand names and trademarks for our service offerings. We license patents and technology to and from our owners or their affiliates and third parties. Pursuant to these license agreements, our owners or their affiliates maintain the right to license or sublicense our patents and technology to third parties, including our competitors.

     Verizon Communications owns the trademarks “Verizon” and “Verizon Wireless”, but licenses them to us on a no-cost, non-exclusive basis until 2 1/2 years after it ceases to own any interest in our company or we begin to use a different brand name. Our non-exclusive license to use the Verizon Wireless name does present several risks to this brand equity:

  Because we market our products and services under the same name as Verizon Communications and other providers, including Verizon Communications’ wireless provider in Puerto Rico, our reputation and ability to attract and retain customers could be adversely affected if the reputation of Verizon Communications or those other providers were to decline.

  The license will terminate if we fail to perform all material obligations under the contract or 2 1/2 years after Verizon Communications ceases to have any beneficial ownership of the partnership. In addition, Verizon Communications may direct us, from time to time, to change our brand name and discontinue the use of any brand names that we are then using. We would then be required to develop a new brand identity, which could be costly and take time to be publicly recognized.

     Similarly, Verizon Communications owns the trademark rights in some of our service offering names and licenses them to us on a no-cost, non-exclusive basis. We face risks similar to those described above in connection with these trademarks.

Employees

     As of December 31, 2003, we employed approximately 43,900 employees on a full-time equivalent basis. We consider our relationship with our employees to be good. Unions currently represent approximately 50 of our employees, but labor unions are attempting to organize various segments of our workforce and we expect ongoing efforts to organize our employees. Two unions, the Communications Workers of America and the International Brotherhood of Electrical Workers, have agreements with us that would require our company to recognize and bargain with these unions if they present union authorization cards signed by 55% of the employees in an appropriate bargaining unit within specified markets. This “card check” organizing process is advantageous to unions because it allows them to avoid a more difficult secret ballot election process conducted by the National Labor Relations Board.

Regulatory Environment

     The FCC regulates the licensing, construction, operation, acquisition and transfer of wireless systems in the U.S. pursuant to the Communications Act of 1934, as amended by the Telecommunications Act of 1996, and other legislation and the associated rules, regulations and policies promulgated by the FCC. In addition, a number of state public utilities commissions regulate various aspects of our business. The regulation of the wireless telecommunications industry is subject to constant change. New federal and state laws and regulations, as well as amendments to existing laws and rules, are being considered by the Congress, the FCC, state legislatures, and state commissions. Adoption of new or amended laws or regulations may raise our cost of providing service or require us to modify our business plans or operations.

     To use the radio frequency spectrum in the U.S., wireless communications systems must be authorized by the FCC to operate the wireless network and mobile devices in assigned spectrum segments, and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. These rules and policies, among other things, regulate our ability to acquire and hold radio spectrum, impose technical obligations on the operation of our network, impose requirements on the ways we provide service to and communicate with our customers, regulate the interconnection of our network with the networks of other carriers and impose a variety of fees and charges on our business that are used to finance numerous regulatory programs and part of the FCC’s budget.

     The process of obtaining U.S. operating authority for a wireless system requires three separate proceedings to be completed by the FCC: (i) allocating radio frequency spectrum segments for the services, (ii) adopting rules and policies to govern the operation of the wireless systems in the allocated spectrum segments, and (iii) issuing licenses to applicants for use of the spectrum allocations.

     In addition, because licenses are issued for only a fixed time, generally 10 years, we must periodically seek renewal of those licenses. The FCC will award a renewal expectancy to a wireless licensee that has provided substantial service during its past license term and has substantially complied with applicable FCC rules and policies and the Communications Act. The FCC has routinely renewed wireless licenses in the past, and none of our licenses has ever been denied or even challenged. However, the Communications Act provides that licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. Violations of FCC rules may also result in monetary penalties or other sanctions. FCC rules provide that competing renewal applications for licenses will be considered in comparative hearings and establish the qualifications for competing applications and the standards to be applied in hearings.

     Wireless systems are subject to Federal Aviation Administration and FCC regulations governing the location, lighting and construction of transmitter towers and antennas and are subject to regulation under federal environmental laws and the FCC’s environmental regulations, including limits on radio frequency radiation from mobile handsets and antennas. State and local historic preservation, zoning and land use regulations also apply to and can delay tower siting and construction activities.

     We are licensed to use radio frequencies in several different spectrum allocations that are available for a wide range of communications services, even though the services may have different names and use different frequencies. Generally, those services can be divided into “broadband” services, which can be used for voice as well as data and messaging services, and “narrowband,” which are used for nonvoice services, principally paging and messaging services. These two broad categories are separately discussed below.

Broadband Wireless Services Systems

     Our cellular systems operate on one of two 25 MHz frequency blocks, known as the “A” and “B” blocks, in the 800 MHz band. Cellular systems principally are used for two-way mobile voice applications, although they may be used for data applications and fixed wireless services as well. Cellular licenses are issued for either MSAs or RSAs, two in each area. Although the FCC’s rules permit cellular carriers to operate with digital technologies, cellular systems must also maintain less spectrum-efficient analog technology capacity to serve customers with analog handsets until 2008.

     Our broadband PCS systems operate on one of six frequency blocks in the 1800-1900 MHz bands. PCS systems generally are used for two-way voice applications although they may carry two-way data communications and fixed wireless services as well. For the purpose of awarding PCS licenses, the FCC has divided the U.S. into 51 large regions called major trading areas, which are subdivided into 493 smaller regions called basic trading areas. The FCC awarded two PCS licenses for each major trading area, known as the “A” and “B” blocks, and four licenses for each basic trading area known as the “C,” “D,” “E,” and “F” blocks. The “A” and “B” blocks each include 30 MHz of PCS spectrum. Although the “C” block originally included 30 MHz, the FCC subsequently divided some “C” block licenses into two 15 MHz or three 10 MHz blocks. The “D,” “E” and “F” blocks each include 10 MHz of PCS spectrum. Our PCS systems operate exclusively with digital technologies.

     The FCC permits licensees to split their licenses and assign a portion, on either a geographic, or “partitioned,” basis or on a frequency, or “disaggregated,” basis or both, to a third party. We hold some partitioned or disaggregated spectrum in various markets.

     We must satisfy a range of FCC-specified coverage requirements. For example, the area served by a cellular licensee, within five years following the grant of its license, became its licensed service area, and other parties were then able to apply to cover the “unserved” areas of that cellular market. The FCC adopted a different approach for PCS. All 30 MHz PCS licensees must construct facilities that offer coverage to one-third of the population of the service area within five years of the original license grants and to two-thirds of the population within 10 years. All 10 and 15 MHz PCS licensees must construct facilities that offer coverage to one-fourth of the population of the licensed area or make a showing of substantial service in their license area within five years of the original license grants. Licensees that fail to meet the coverage requirements may be subject to forfeiture of the license. We have met the coverage requirements that have applied to our systems to date.

     We use common carrier point-to-point microwave facilities and dedicated facilities leased from communications companies or other common carriers to connect our wireless cell sites and to link them to the main switching office. The FCC separately licenses our use of point-to-point microwave facilities, and these facilities are subject to regulation as to technical parameters and service. Microwave licenses must also be renewed every 10 years.

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

Transfers and Assignments of Wireless Licenses

     The Communications Act and FCC rules require the FCC’s prior approval of the assignment or transfer of control of a license for a wireless system. Before we can complete a purchase or sale of a license, we must file one or more applications with the FCC, which must contain information as to our ownership, pending litigation, and other broadband commercial mobile radio service licensees serving the market, as well as why the transaction will serve the public interest. The public is by law granted a period of time to oppose or comment on them. Non-controlling minority interests in an entity that holds an FCC license generally may be bought or sold without FCC approval. Effective January 1, 2003, the FCC repealed its “spectrum cap” rule, which had limited the total amount of PCS, cellular and specialized mobile radio spectrum any entity could hold. The only remaining rule restricting ownership of these licenses bars one entity from holding both cellular licenses in any rural service area. However, even without the former spectrum cap rule, the FCC has announced that it will still consider the competitive impact of any license transfer or merger of companies holding radio licenses on a case-by-case basis and may impose conditions on its approval of any transaction. In addition, such transactions may be subject to notification and expiration or earlier termination of the applicable waiting period under Section 7A of the Clayton Act by either the Federal Trade Commission or the Department of Justice, as well as approval by, or notification to, state or local regulatory authorities having competent jurisdiction, if we sell or acquire wireless systems.

Foreign Ownership

     Under existing law, no more than 20% of an FCC licensee’s capital stock may be directly owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives, or by a foreign corporation. If an FCC licensee is controlled by another entity, up to 25% of that entity’s capital stock may be owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives, or by a foreign corporation. Indirect foreign ownership above the 25% level may be allowed should the FCC find such higher levels not inconsistent with the public interest. These requirements apply to licensee partnerships as well as corporations.

     In its March 30, 2000 order approving the combination of the U.S. wireless operations of Bell Atlantic and Vodafone, the FCC concluded that the public interest would be served by allowing us to be indirectly owned by Vodafone in an amount up to 65.1%, but stated that additional FCC approval would be necessary before Vodafone could increase its investment further. The FCC also stated that it would have to approve in advance any acquisition by any other foreign entity or entities, in the aggregate, of an ownership interest of 25% or more. In addition, as part of the FCC’s approval of the combination between Bell Atlantic and Vodafone, the parties entered into an agreement with the U.S. Department of Defense, Department of Justice and Federal Bureau of Investigation which imposes national security and law enforcement-related obligations on the ways in which we store information and otherwise conduct our business.

Spectrum Acquisitions

     As is the case with many other wireless providers, we anticipate that we will need additional spectrum to meet future demand. We can attempt to meet our needs for new spectrum in two ways, by acquiring spectrum held by others or by acquiring new spectrum licenses from the FCC. The Communications Act requires the FCC to award new licenses for most commercial wireless services to applicants through a competitive bidding process. Therefore, if we need additional spectrum, we may be able to acquire that spectrum by participating in an auction for any new licenses that may become available or by purchasing existing facilities and incorporating them into our system, provided that we are permitted to do so under FCC rules. In addition, the FCC adopted rules, effective in January 2004, which allow parties to lease spectrum from licensees. The rules impose various obligations on both the lessee and the licensee and require a number of specific provisions to be included in lease agreements. Under these new leasing procedures, we may be able to meet certain spectrum needs by entering into leases with entities holding licenses for that spectrum. Depending on the structure and terms of the lease agreement, prior FCC approval may be required before we could lease spectrum under these new FCC rules.

     The FCC continues to consider allocations of new spectrum that could be used for commercial mobile radio services. For example, in November 2003, the FCC adopted licensing and service rules for 90 MHz of spectrum in the 1700 and 2100 MHz bands. This 90 MHz will provide additional capacity for commercial mobile radio service providers to provide 3G or other advanced services or to add additional capacity to provide existing services. However, before this spectrum becomes commercially available, the FCC must adopt rules for auctioning the spectrum. In addition, because much of the 90 MHz is currently encumbered by federal government or commercial users, issues related to “clearing” the spectrum (and reimbursing those incumbent users for relocation costs) must be resolved. In the case of spectrum in these bands that is currently used by the federal government, existing law requires a lengthy procedure for government users to identify the costs of relocation and to be relocated. It is thus unlikely that this spectrum will be auctioned in 2004.

     There is additional spectrum that may be suitable for our business, but because some of this spectrum is encumbered by existing users, the FCC may need to make rule changes before this spectrum could be fully useable for new mobile wireless services. In addition, because much of this spectrum is encumbered by existing users, a band sharing plan or relocation of incumbent users would be necessary before the spectrum could be fully useable for new mobile wireless services. For example, the FCC is considering rule changes that would make the spectrum currently allocated for the “Multipoint Distribution Service” suitable for commercial mobile radio service systems.

     The FCC has begun a number of different proceedings to reexamine its existing policies and rules governing the allocation and licensing of radio spectrum. For example, in 2002, the FCC formed an internal “Spectrum Task Force” charged with comprehensively evaluating current spectrum policies and recommending changes to the FCC. The Task Force subsequently issued a report addressing a wide range of issues such as the rights of incumbent spectrum users, whether to adopt more “market-based” spectrum policies that would, for example, allow spectrum sharing among licensed users, and whether to adopt new policies governing interference with spectrum users. In 2003, the FCC began proceedings on several of the Task Force recommendations. These proceedings are considering how to define the rights and obligations that apply to unlicensed devices, identifying spectrum bands that are to be made available for use by unlicensed devices, and whether to change the way the FCC manages interference by, for example, permitting “spectrum underlays” in various bands that would co-exist with licensed operations. These proceedings could lead to reassignment of various existing license holders to different spectrum bands, change the technical and operational rules for various wireless services, authorize new technologies to operate in bands previously licensed for other uses, or adopt new radio interference standards for wireless services. Depending on the specific actions the FCC takes, the outcome of one or more of these proceedings could increase the radio interference with our operations from other spectrum users, place new users adjacent to our licensed spectrum, condition future renewals of our licenses on compliance with new spectrum use rules, authorize new services to operate without having to purchase spectrum at auction, or allow other users to share our spectrum. These changes may adversely impact the ways in which we use our licensed spectrum, the capacity of that spectrum to carry traffic, and the value of that spectrum.

Federal Regulation

     The FCC does not specify the rates we may charge for our services nor does it require us to file tariffs for our wireless operations. However, the Communications Act states that an entity that provides commercial mobile radio services is a common carrier, and is thus subject to the requirements of the Communications Act that it not charge unjust or unreasonable rates, nor engage in unreasonable discrimination. The FCC may invoke these provisions to regulate the rates, terms and conditions under which we provide service. In addition, the Communications Act defines a commercial mobile radio service provider as a telecommunications carrier, which makes it subject to a number of other regulatory requirements in its dealings with other carriers and customers. These requirements impose restrictions on our business and increase our costs. Among the requirements that affect us are the following:

     Emergency Services. The FCC has imposed rules for making emergency 911 services available by cellular, PCS and other broadband commercial mobile radio service providers, including “Enhanced 911” services that provide the caller’s number, location and other information. Commercial mobile radio service providers are required to take actions enabling them to provide “Phase I Enhanced 911” or, in addition, “Phase II Enhanced 911,” upon request by a public safety answering point (“PSAP”), such as a local police or fire department. Under Phase I, a provider must supply to the PSAP a caller’s number and the location of the nearest cell site. Under Phase II, a provider must supply to the PSAP the geographic coordinates of the caller’s location, either by means of network-based or handset-based technologies. Providers may not demand payment of their costs to deploy either type of Enhanced 911 service as a condition of doing so, although they are permitted to negotiate cost recovery. These rules have required us to make significant investments in our network to deploy Enhanced 911 capabilities, and to reach agreements both with vendors of 911 equipment and state and local public safety dispatch agencies, with no assurance that we can obtain reimbursement for the substantial costs we incur, although we have recovered a portion of our deployment costs in a number of states. We must file quarterly reports with the FCC detailing the PSAPs that we are serving with Phase I and/or Phase II Enhanced 911 services. We must also meet separate Enhanced 911 rules that require us to sell new handsets that are capable of providing location information, and also to ensure that, by December 31, 2005, 95% of our “embedded base” of handsets have this capability. We may be required to subsidize the higher costs of Enhanced 911 capable handsets in order to achieve mandated penetration levels among our customers.

     Universal Service. The FCC has established federal universal service requirements that affect commercial mobile radio service providers. Under the FCC’s rules, commercial mobile radio service providers are potentially eligible to receive universal service subsidies; however, they are also required to contribute to the federal universal service fund. In December 2002, the FCC issued an order that significantly increased the amount of universal service contributions that commercial mobile radio service providers must pay. The FCC also adopted new rules regulating how carriers bill customers for universal service contribution costs that required us to modify our billing systems to identify our charge for these costs as a separate line item on customer bills. The FCC is currently considering additional changes to its rules governing contributions to the universal service fund as well as requirements that carriers must meet in order to qualify for universal service subsidies. Many states also have enacted or are considering their own additional universal service programs. A number of these state programs require contributions, varying greatly from state to state, from commercial mobile radio service providers above and beyond contributions to the federal program. Expansion of these state programs will impose a correspondingly growing expense on our business.

     Number Utilization. The FCC has adopted rules regulating the use of telephone numbers by wireless and other providers as part of an effort to achieve more efficient number utilization. These rules required that wireless carriers be capable of participating in number “pooling” programs as of November 2002 and maintain detailed records of numbers used subject to audit. These mandates impose network capital costs as well as increased operating expenses on our business.

     Local Number Portability. The FCC has adopted rules on wireless local number portability (“LNP”) that enable wireless customers to keep (or “port”) their telephone numbers when switching to another carrier. The FCC rules required wireless carriers to offer LNP to their customers beginning November 24, 2003, in the largest 100 markets, and beginning May 24, 2004, in the rest of the nation. This mandate required us to make substantial investments in additional personnel and changes to our network and billing systems that imposed one-time upfront costs, as well as ongoing expenses. Separate FCC rules require “intermodal” LNP, that is, that a landline customer be able to port his or her number to a wireless carrier, and vice versa, in some situations. While the long-term impact of LNP on the business cannot be predicted, the initial results indicated that the number of customers who ported their numbers from competing carriers to us was significantly greater than the number of customers who ported their number from us to other carriers. Several wireless and landline carriers and landline carrier associations have appealed the LNP rules to federal court. If successful, those appeals may require the FCC to make changes in its LNP rules that may impact the number of customers who port to or from us or may affect our ongoing costs to comply with this mandate.

     Surveillance. The FCC and the Federal Bureau of Investigation have adopted rules to implement the federal Communications Assistance for Law Enforcement Act (“CALEA”). These rules impose a number of obligations on all telecommunications carriers, including wireless providers, to upgrade their switches and other equipment to facilitate electronic surveillance of call information (e.g., the number dialed) or call content (the actual content of the conversation or data transmitted) by federal, state and local law enforcement officials. These rules have imposed, and will continue to impose, costs on us to purchase, install and maintain the software and other equipment that is needed to enable law enforcement, pursuant to a court order or other lawful authorization, to intercept communications carried by us to or from our customers.

     Intercarrier Interconnection. The Communications Act and the FCC’s rules grant various rights and impose various obligations on commercial mobile radio service providers when they interconnect with the facilities of local exchange carriers. Generally, commercial mobile radio service providers are entitled to “reciprocal compensation,” in which they are entitled to charge the same rates for terminating wireline-to-wireless traffic on their system that the local exchange carriers charge for terminating wireless-to-wireline calls. Interconnection agreements are typically negotiated by carriers, but in the event of a dispute, state public utility commissions, courts and the FCC all have a role in enforcing the interconnection provisions of the Communications Act. Although we have local exchange carrier interconnection agreements in place in most of our service areas, those agreements are subject to modification, expiration or termination in accordance with their terms, which may increase our costs beyond the significant amounts we currently pay for interconnection. The FCC has begun a proceeding that is reassessing its interconnection compensation rules. The outcome of that proceeding may significantly affect the charges we pay to other carriers and the compensation we receive.

     Billing. The FCC has adopted rules to govern customer billing by all telecommunications carriers and the carriers’ use and disclosure of customer proprietary information. It adopted additional detailed billing rules for landline telecommunications service providers and is considering whether to extend these rules to commercial mobile radio services providers, which could add to the expense of our billing process as systems are modified to conform to any new requirements. In addition, as noted above, the new universal service fund rules regulate the collection of universal service contributions from customers.

     Telemarketing. In July 2003, the FCC modified its rules to implement changes in federal laws restricting telemarketing. Pursuant to those laws, the Federal Trade Commission established a national “do not call” list on which individuals can place their telephone numbers in order to restrict the telephone solicitations they receive. The FCC’s rules provide that, subject to various exceptions, companies may not make telephone solicitations to these numbers. The FCC’s telemarketing rules impose two sets of obligations on us, first because we are a provider of telecommunications services, and second, to the extent we make telephone solicitations. These rules have required us to expend resources to develop new marketing procedures, train our employees, and establish procedures to maintain certain records.

     Tower Siting. The Communications Act and the FCC’s rules establish procedures for us and other wireless providers to install the radio transmitter antennas that are needed to operate our systems. The specific obligations we must comply with depend on whether the antennas are installed on a new or existing tower or building, and where the tower or building is located. The rules restrict siting of towers in environmentally sensitive locations and in places where the towers would affect a site listed or eligible for listing on the National Register of Historic Places. These rules impose additional costs on us and also can delay or prohibit the use of sites that are most optimal for our systems. In addition, several organizations are seeking stricter tower siting rules from the FCC to address their concerns about the impact of towers on the environment which, if adopted, would make tower siting even more difficult and costly.

     Radiofrequency Emissions. FCC rules limit the permissible human exposure to radiofrequency (“RF”) emissions from antennas located on towers and buildings as well as from handsets. There are different limits for public and for occupational exposure. In July 2003, the FCC proposed changes to those rules. While it is not clear how, if at all, the FCC will modify those rules, modifications could require us in turn to seek changes to the operation of some of our antennas or our handsets.

     Access to Persons with Disabilities. The Communications Act and the FCC’s rules impose obligations on telecommunications carriers and manufacturers to make their services and equipment accessible to individuals with disabilities, if “readily achievable.” We are a defendant in an FCC complaint proceeding brought pursuant to those rules in which a blind individual is requesting that we be ordered to provide handsets that convert visible and text functions into audible signals or speech. In addition, pursuant to the Communications Act and the federal Hearing Aid Compatibility Act, the FCC adopted an order in August 2003 which requires commercial mobile radio service providers to ensure that a specified number or percentage of their digital handset models are built to a specific technical standard that is designed to facilitate their use by hearing-impaired customers. These requirements are phased in over the next four years. These and other FCC actions in this area may require us to make material changes to our network, product line or services at our expense.

State Regulation and Local Approvals

     With the rapid growth and penetration of wireless services has come a commensurate surge of interest on the part of some state legislatures and state public utility commissions in regulating our industry. This interest has taken the form of efforts to regulate customer billing, termination of service arrangements, advertising, filing of “informational” tariffs, certification of operation, service coverage and quality, drivers’ use of handsets, provision of emergency 911 service, and many other areas. We anticipate that this trend will continue. For example, while a number of state commissions do not currently have jurisdiction over wireless services, state legislatures may decide to grant them such jurisdiction. In addition, those state commissions that already have authority to impose regulations on wireless carriers may adopt new or expanded rules. These trends will require us to devote resources to working with the states to respond to their concerns while minimizing any new regulation that could increase our costs of doing business.

     While the Communications Act generally preempts the regulation by state and local governments of the entry of, or the rates charged by, wireless carriers, it permits a state to petition the FCC to allow it to impose commercial mobile radio service rate regulation. No state currently has such a petition on file, but as wireless service continues to grow, the possibility of new regulation increases. In addition, the Communications Act does not preempt regulation by the states of the other “terms and conditions” of wireless service. Several states have invoked this language to impose, or propose, various consumer-related regulations on the wireless industry such as rules governing customer contracts and advertising. States also may impose their own universal service support regimes on wireless and other telecommunications carriers, similar to the requirements that have been established by the FCC. The most extensive rules regulating our business have been proposed by the California Public Utilities Commission. These rules would regulate, for example, our advertising practices, our use of early termination fees, communications with our customers, and the performance of our network. Because of the scope of these rules and the size of our business in California, the rules would impose significant costs on us. We and other wireless carriers have opposed these rules and we expect to continue to do so.

     From time to time, we receive inquiries from state Attorneys General offices or other consumer-protection agencies seeking information about our advertising, consumer disclosures and/or billing practices. In March 2001, we received a letter of inquiry on behalf of 22 state Attorneys General offices, requesting information concerning the advertising and marketing of various products and services offered by us, as well as information concerning various billing practices. We have provided documents and other information responsive to the request and have met with representatives of the Attorneys General. Twenty-six states are now participating in these discussions. We cannot predict whether this inquiry will continue and, if it does, what impact, if any, it may have on our business practices or results of operations.

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

     In addition, state commissions have become increasingly aggressive in their efforts to conserve telephone numbering resources. These efforts may impact us and other wireless service providers disproportionately, given the industry’s growing demand for new numbers, by imposing additional costs or limiting access to numbering resources. Examples of state conservation methods include number pooling, number rationing and code sharing.

     A number of states and localities have a dopted or are considering banning or restricting the use of a wireless handset while driving a motor vehicle. New York, in 2001, and New Jersey, under a law passed in January 2004 that will become effective in July 2004, have enacted statewide bans on driving while holding a wireless handset, and similar legislation in the District of Columbia will also become effective in July 2004. We have supported driver restrictions on the condition that they are statewide rather than imposed by localities, that they allow use of hands-free devices, and that they allow sufficient time for customers to acquire these devices.

     Finally, states have become more active in imposing fees and taxes on wireless carriers to raise general revenues and to pay for various regulatory programs. For example, in December 2003, Pennsylvania imposed a new gross receipts tax on wireless providers, effective January 1, 2004. In many states, some of these fees and taxes are not imposed on other industries, placing a greater tax burden on us. In addition to the cost of complying with new regulatory requirements, these fees also increase our costs of doing business and may result in higher costs to our customers.

Item 2. Properties

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

     As of December 31, 2003, we operated approximately 1,250 retail stores and kiosks that support our direct distribution channel. Additionally, we had 153 offices and 4 storage facilities. At that date, network properties included 149 switching locations and approximately 20,500 cell sites, as well as additional properties for our paging network. We believe that our facilities are suitable for their purposes and that additional facilities can be secured for our anticipated needs, although we may have difficulty obtaining additional cell sites.

Our gross investment in property, plant and equipment consisted of the following at December 31:

(in millions)	2003	2002

Land and improvements	$103	$94
Buildings	4,414	3,768
Wireless plant equipment	24,759	21,804
Rental equipment	-	162
Furniture, fixtures and equipment	2,508	2,703
Leasehold improvements	855	798

Gross property, plant and equipment	$32,639	$29,329

Item 3. Legal Proceedings

      From time to time, we are a party to various litigation matters, including class actions, arising out of our business.

     We are a defendant in five purported class actions alleging antitrust violations, comprising Brook, et al. v. AT&T Cellular Services, Inc., et al., filed in the U.S. District Court for the Southern District of New York on April 5, 2002; Millen, et al. v. AT&T Wireless PCS, LLC, et al., filed in the U.S. District Court for the District of Massachusetts on or about August 3, 2002; Truong, et al. v. AT&T Wireless PCS, LLC, filed in the U.S. District Court for the Northern District of California on or about September 20, 2002; Beeler et al. v. AT&T Cellular Services, Inc., filed in the U.S. District Court for the Northern District of Illinois on or about September 30, 2002; and Morales, et al. v. AT&T Wireless PCS, LLC, et al., filed in the U.S. District Court for the Southern District of Texas on or about September 27, 2002. All of these cases have been ordered for coordinated pre-trial discovery under MDL Proceeding 1513 before the United States District Court for the Southern District of New York. Pursuant to plaintiffs’ amended complaint in Brook, which the court has ordered to be the controlling complaint for purposes of pre-trial discovery, plaintiffs seek certification of a nationwide class of wireless customers from 1998 to the present, claiming that Cellco and other defendants engage in the illegal tying of wireless handsets and wireless service in violation of antitrust law. In each case, the plaintiffs seek treble damages, fees and an injunction. The cases are all in a preliminary phase and we are not currently able to assess the impact, if any, of these actions on our consolidated financial statements.

     We are defending two lawsuits alleging patent infringement. In Freedom Wireless, Inc. v. BCG, Inc. et al., U.S. District Court, Eastern District Court of Massachusetts, filed March 30, 2000, plaintiffs allege that the defendants are infringing or contributing to the infringement of patents held by the plaintiff related to a billing service, provided by Boston Communication Group, Inc., supporting [FREEUP], our prepaid wireless service. The plaintiffs seek unspecified monetary damages as well as injunctive relief. In CIVIX-DDI, LLC v. Motorola, Inc., et al, U.S. District Court, N.D. Illinois, filed on or about June 3, 2003, plaintiff alleges that Verizon Wireless and other defendants infringed patents relating to electronic mapping systems allegedly utilized in Verizon Wireless’s mobile Internet services. Plaintiff seeks unspecified money damages and injunctive relief. In both patent suits, we are not currently able to assess the impact, if any, of these actions on our consolidated financial statements.

     We are a defendant in lawsuits alleging personal injuries, including brain cancer, from wireless phone use, specifically: Murray v. Motorola, Inc., et al., filed November 15, 2001; Agro v. Motorola, Inc., et al., filed February 26, 2002; Cochran v. Audiovox Corp., et al., filed February 26, 2002; and Schwamb v. Qualcomm Inc., et al., filed February 26, 2002, all originally filed in the Superior Court for the District of Columbia (subsequently transferred to the U.S. District Court in Maryland as part of MDL Proceeding 1421, described below); and Brower, et al. v. Motorola, Inc., et al., filed April 19, 2001, pending in the U.S. District Court in Maryland (MDL Proceeding 1421). Plaintiffs in the above five suits seek remand to state or District of Columbia courts, as well as compensatory, consequential and/or punitive damages. In Brower, plaintiffs assert purported class action claims and seek, among other relief, money for research and medical monitoring. In Newman, et al. v. Motorola, Inc., et al., filed August 1, 2000, previously pending in the U.S. District Court in Maryland, the United States Court of Appeals for the Fourth Circuit affirmed the district court’s grant of summary judgment in favor of defendants on October 22, 2003. In Horn v. Motorola, Inc., et al., originally filed May 8, 2002 in the U.S. District Court for the Western District of Texas (and subsequently transferred to MDL Proceeding 1421), plaintiff voluntarily dismissed the suit without prejudice. Between April and June 2001, we and various other wireless carriers and various phone manufacturers became defendants in statewide class actions, including: Farina, et al. v. Nokia Inc., et al., Pennsylvania Court of Common Pleas, Philadelphia County, filed April 19, 2001; Gilliam, et al. v. Nokia Inc., et al., New York Supreme Court, Bronx County, filed April 23, 2001; Pinney, et al. v. Nokia Inc., et al., Maryland Circuit Court, Baltimore County. filed April 19, 2001; and Gimpelson et al. v. Nokia Inc., et al., Georgia Superior Court, Fulton County, filed June 8, 2001. Plaintiffs in each of these four suits seek damages and injunctive relief requiring defendants to provide headsets to all class members. All of these class actions were removed to federal court, and subsequently coordinated by the Judicial Panel for Multi-District Litigation and transferred to the U.S. District Court in Maryland (MDL Proceeding 1421). Plaintiffs in these suits claim that wireless phones were defective and unreasonably dangerous because the defendants failed to include a proper warning about alleged adverse health effects, failed to encourage the use of a headset, and failed to include a headset with the phone. On March 5, 2003, the district court dismissed plaintiffs’ claims in Farina, Gilliam, Pinney and Gimpelson. Plaintiffs are appealing this decision to the United States Court of Appeals for the Fourth Circuit. An adverse outcome in any of these matters could have a material adverse effect on our consolidated financial statements.

     We are a defendant in a number of purported consumer class actions, brought on behalf of customers throughout the country, alleging common law and statutory claims of misrepresentation, inadequate disclosure, unfair trade practices, violation of laws prohibiting unsolicited advertisements, or breach of contract related to our advertising, sales, billing and collection practices. Plaintiffs in these putative class actions have not specified the alleged damages they seek. In Campbell, et al. v. Verizon Wireless, et al., filed in August 2000 in Superior Court of California, San Diego County, the court granted preliminary approval of a nationwide class action settlement in November 2003, which if finally approved, will resolve numerous class claims arising from Verizon Wireless’s and its predecessors’ advertising, sales, billing and collection practices between 1991 and November 2003. If the Campbell settlement is not finally approved, or if it is finally approved and is reversed on appeal, we are not currently able to assess the impact, if any, of the action on our financial position or results of operations. In addition, Marlow, J., et al. v. AT&T Corp., et al., filed on July 23, 2003 in Superior Court of California, Alameda County, and other similar cases filed against Verizon Wireless in the same court, have been coordinated by the Judicial Council and are proceeding in that court under the caption In re Cellphone Termination Fee Cases, Judicial Council Coordination Proceeding No. 4332. In these coordinated proceedings, plaintiffs challenge the business practices of all major wireless service providers relating to the imposition of early termination fees and the use of software (referred to in the lawsuits as a “lock”) that allegedly prevents handsets sold by a wireless carrier from being used with the service of competing carriers. With respect to Verizon Wireless, plaintiffs assert on behalf of a putative California class of Verizon Wireless subscribers that early termination fees charged by Verizon Wireless in California are unenforceable, unlawful, unfair, in violation of California Civil Code §1671 and §1750, and violate California's Unfair Competition Law and California Business and Professions Code §17200. Plaintiffs further allege that the use of software “locks” on wireless handsets sold by Verizon Wireless violates California's Unfair Competition Law. Plaintiffs seek preliminary and permanent injunctive relief against the imposition of early termination fees, preliminary and permanent injunctive relief against the use of handset “locks”, restitution and disgorgement. We are not currently able to assess the impact, if any, of the action on our consolidated financial statements.

     We are defending four purported class actions in California asserting, among other things, violations of California wage payment laws. We are not currently able to assess the impact, if any, of these actions on our consolidated financial statements.

     We are also defending other legal actions involving claims incidental to the normal conduct of our business, including actions by customers, vendors and employees. We believe that these other actions will not be material to our consolidated financial statements.

     Under the alliance agreement between Vodafone and Verizon Communications, we have rights of indemnification from Vodafone and Verizon Communications. Generally, under this agreement, Vodafone and Verizon Communications, as the successor to Bell Atlantic and GTE, are required to indemnify us for losses, as that term is defined in the underlying agreements, that may be incurred in connection with wireless businesses formerly conducted by Vodafone, Bell Atlantic and GTE, and pertaining to events which occurred or causes of action which existed prior to April 3, 2000, with respect to Vodafone and Bell Atlantic, and prior to July 10, 2000, with respect to GTE. This indemnification does not apply to PrimeCo assets contributed to us and is subject to exceptions. See “Certain Relationships and Related Party Transactions—U.S. Wireless Alliance Agreement.” To the extent, therefore, that we may be subject to liability or loss in connection with any of the following matters arising out of events or causes of action which existed prior to the dates set forth above, we intend to exercise our right to be indemnified by Vodafone or Verizon Communications for such liability or loss. See “Certain Relationships and Related Party Transactions—U.S. Wireless Alliance Agreement.” In addition, in some of the aforementioned matters, we may be wholly or partially indemnified or defended by vendors, manufacturers, suppliers, or insurers, and we have asserted, or intend to assert, indemnification and insurance claims where appropriate.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      Not Applicable.

Item 6. Selected Financial Data

Selected Financial Data

Cellco Partnership (d/b/a Verizon Wireless)

     The following selected consolidated historical financial data should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes thereto included elsewhere in this filing. The statement of operations and cash flow data for the years ended December 31, 2003, 2002 and 2001 and the balance sheet data as of December 31, 2003 and 2002 are derived from the audited financial statements included elsewhere in this filing. We derived the remaining financial data from our audited financial statements for those periods.

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

      Certain reclassifications have been made to prior years’ financial information to conform to the current year presentation.

(in millions, except other operating data)	Year Ended December 31,

	2003	2002	2001	2000		1999

Statement of Operations Data:
Operating Revenue:
Service revenue	$20,336	$17,747	$16,011	$13,000		$6,967
Equipment and other	2,153	1,726	1,549	1,357		768

Total operating revenue	22,489	19,473	17,560	14,357		7,735

Operating Costs and Expenses:
Cost of service (excluding depreciation and amortization
related to network assets included below) (1)	3,145	2,787	2,651	2,398		1,578
Cost of equipment	3,315	2,669	2,434	2,023		935
Selling, general and administrative	8,057	7,236	6,701	5,629		2,749
Depreciation and amortization	3,888	3,293	3,709	2,897		1,105
Sales of assets, net	-	-	-	(848	)(2)	-

Total operating costs and expenses	18,405	15,985	15,495	12,099		6,367

Operating Income	4,084	3,488	2,065	2,258		1,368

Other Income (Expenses):
Interest expense, net	(614)	(602)	(642)	(507)		(164)
Minority interests	(166)	(127)	(60)	(136)		(76)
Equity in income of unconsolidated entities	15	14	6	57		(2)
Other, net	-	4	(3)	5		12

Income before provision for income taxes and
cumulative effect of a change in accounting principle	3,319	2,777	1,366	1,677		1,138

Provision for income taxes	(236)	(193)	(62)	(149)		(206)

Income before cumulative effect of a change in
accounting principle	3,083	2,584	1,304	1,528		932

Cumulative effect of a change in accounting principle	-	-	(4)	-		-

Net Income	$3,083	$2,584	$1,300	$1,528		$932

Other Operating Data: (unaudited)
Subscribers (in millions) (end of period) (3)	37.5	32.5	29.4	26.8		14.2
Subscriber churn (4)	1.82%	2.33%	2.52%	2.61%		2.50%
Covered population (in millions) (end of period) (5)	236	228	221	214		N/A
Average revenue per user (6)	$48.85	$48.35	$47.83	$47.55		$48.99
Ratio of earnings to fixed charges (7)	4.32	3.91	2.35	3.03		5.83

Selected Financial Data, continued

Cellco Partnership (d/b/a Verizon Wireless)

(in millions, except other operating data)	Year Ended December 31,

	2003	2002	2001	2000	1999

Cash Flow Data:
Net cash provided by operating activities	$7,646	$6,589	$4,180	$3,363	$2,209
Net cash (used in) investing activities	(5,500)	(3,421)	(7,386)	(5,561)	(5,288)
Net cash (used in) provided by financing activities	(2,133)	(3,242)	3,317	2,231	3,094
Capital expenditures	4,590	4,414	5,081	4,939	1,579
Balance Sheet Data:
Property, plant and equipment, net	$18,996	$17,773	$15,966	$12,772	$7,273
Total assets	64,833	63,188	60,150	55,495	15,627
Total debt	13,777	13,506	15,347	12,992	5,357
Minority interest in consolidated entities	1,541	1,575	365	354	418
Partner’s capital subject to redemption	20,000	20,000	20,000	20,000	-
Total partners’ capital	20,963	20,289	18,545	16,475	7,340

(1)	Cost of service includes: (a) roaming charges billed to Verizon Wireless for our subscribers’ usage outside of the Verizon Wireless network, (b) direct telecom charges, which are costs to handle calls over our network, including landline charges, trunk lines and other costs to maintain our network and (c) all site rentals, tower rentals and network related salaries.
(2)	Gain-on-sale in connection with the disposition of certain southwestern U.S. properties.
(3)	All subscriber information, including the number of subscribers at any date, churn and revenue per subscriber, is presented for our voice and broadband data service and excludes paging subscribers and telematics subscribers, but includes subscribers who purchase service from resellers of our service.
(4)	Subscriber churn is calculated as a percentage by determining the number of subscribers who cancel service during a period divided by the sum of the average number of subscribers per month in that period. We determine the average number of subscribers on a per-month basis using the number of subscribers at the beginning and end of each month.
(5)	Covered population refers to the number of people residing in areas where we have licenses that can receive a signal from our cell sites. Information is not available for the year ended December 31, 1999.
(6)	Average revenue per user is determined by dividing service revenues in each month within a period by the sum of the average number of subscribers per month in the period. Average revenue per user includes revenue from paging services and telematics, but does not include subscribers to those services.
(7)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of pre-tax income from continuing operations plus fixed charges and other earnings adjustments. Fixed charges consist of interest expense, including capitalized interest, and the interest component of rental expense. Included in earnings for the year ended December 31, 2000 was $848 million of gain-on-sale in connection with the disposition of certain southwestern U.S. properties. If such sale had not occurred, the ratio of earnings to fixed charges would have been 1.97.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the three years ended December 31, 2003 found elsewhere in this filing.

See “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of factors that could cause our future results to differ from our historical results.

Overview

     We are the leading wireless communications provider in the United States in terms of the number of subscribers, network coverage, revenues and operating income. We have the largest wireless network in the United States covering 49 of the 50 most populated metropolitan areas throughout the United States. We believe our leadership position within the wireless industry will allow us to take advantage of increasing penetration and usage trends within the United States in the coming years. See “Business —Industry Overview.”

     Our goal is to be the acknowledged market leader in providing wireless voice and data communication services in the U.S. Our focus is on providing a high-quality, differentiated service across a cost-effective digital network designed to meet the growing needs of our subscribers. To accomplish this goal, we will continue to implement the following key elements of our business strategy to differentiate our service:

  Provide the highest network quality through our code division multiple access (“CDMA”) 1XRTT technology and the deployment of a new CDMA-based network technology, Evolution Data Optimized (“EV-DO”), which will significantly increase data transmission rates.
  Profitably acquire, satisfy and retain our customers and increase the value of our service offerings to customers while achieving revenue and net income growth.

  Continue to expand our wireless data, messaging and multi-media offerings for both consumer and business subscribers and take advantage of the growing demand for wireless data services.
  Focus on operating margins and capital efficiency by driving down costs and leveraging our scale advantage. See “Business—Business Strategy.”

     In addition, there is substantial competition in the wireless telecommunications industry. We compete primarily against five other major wireless service providers and we believe that the following are the most important competitive factors in our industry: network technology, quality and coverage; customer service; distribution; brand recognition and capital resources.

      As a result of competition, we may encounter further market pressures to:

  respond to particular short-term, market-specific situations, for example, promotional service pricing or equipment offers;
  introduce new service offerings that are less profitable and restructure our service packages to offer more value;
  increase advertising spending; or
  increase our capital investment to ensure we retain our market leadership in service quality.

      Such market pressures could cause us to experience lower revenues, margins and average revenue per user, as well as increased capital spending to ensure proper capacity levels.

     The following items highlight selected elements of our results of operations and financial position in 2003 as they relate to our key business strategies:

Subscriber growth: We ended 2003 with 37.5 million subscribers, an increase of 15.5% over 2002. We added more than 5 million subscribers while reducing our total churn to 1.82% in 2003. Retail postpaid subscribers comprise 91% of our total subscriber base.

Revenue growth: Total revenue grew by 15.5% in 2003 to $22.5 billion, driven by increased service revenue per subscriber and the subscriber growth.

Capital expenditures: We invested $4.6 billion in our network in 2003 in order to increase capacity on our network for usage demand and to facilitate the introduction of new products and services.

Cash flows: Our revenue and operating income growth increased our cash flows provided by operating activities in 2003. We used this cash not only to invest in our network through capital expenditures, but also to acquire additional wireless licenses and provide $2.4 billion in distributions to our owners.

Financial Statement Presentation

     Operating Revenue. Our operating revenue consists of revenue from the provision of services, revenue from sales of equipment and other revenue. Service revenue, which we record when services are provided, includes revenue from:

  monthly access charges;
  airtime usage;
  long distance charges;
  data service charges;
  charges for features such as voice mail, short messaging services and caller ID;
  gross roaming charges, or incollect fees, charged to our subscribers for usage outside our network;
  gross roaming charges, or outcollect fees, charged to other wireless service providers whose subscribers use our network; and
  paging service revenue.

     Equipment revenue includes revenue from sales of wireless devices, pagers and accessories. Equipment revenue is recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. Other revenue consists mainly of revenues associated with certain regulatory fees, primarily the Universal Service Fund (“USF”). The associated payment of these fees is reflected in selling, general and administrative expense.

     In recent years, we have experienced an increase in net subscriber additions, which has increased our revenues. We expect that we will continue to achieve increases in our total subscribers during the next several years. While we believe that the industry will continue to experience growth, we also believe that, as penetration rates increase, the pace of future growth will slow. See “Business —Industry Overview.” Subscriber growth continues to be an important revenue source, and we believe that the continued addition of high-quality post-paid customers will increase our revenue. Our current management focus is to grow our customer base primarily through internal growth, assuming the overall market continues to grow.

     Prior to 2001, we experienced decreasing average revenue per user due to increased industry penetration and the continued migration of high-usage analog customers to digital price plans, which have a higher monthly recurring access charge but include a larger bundle of included minutes. During this period, the increase in access fees was more than offset by the dilution of per-minute usage revenue from these high-usage customers. Although there was dilution over the short term as the subscriber base migrated to digital service, we believe that digital subscribers have a higher average revenue per user than analog customers overall, including lower-usage digital customers from whom we benefit from the higher monthly recurring access charges.

     Since 2001, we have been experiencing a slight increase each year in average revenue per user due to higher access price plan offerings, including our America’s Choice price plans. In addition, we now offer more services such as Text Messaging, Picture Messaging and Mobile Web access, which have tended to increase average revenue per user, and we expect to continue to provide more services over time. However, service revenues have been negatively impacted by decreasing prices for roaming fees and long distance charges as a result of competitive pricing pressures, rate renegotiations and bundled pricing. We expect that trend to continue.

     We expect continued growth from wireless data as a result of the implementation of our 1XRTT network upgrade, which has enabled the introduction of new applications for business and consumer use, including access to e-mail, Get It Now applications through the use of color screen handsets, personal information management data, Internet content, and the developing services for downloadable applications. Our historical results of operations do not include any material revenues from these wireless data services, but we expect revenues from wireless data services and applications to increase over time.

Operating Costs and Expenses. Our operating expenses consist of the following:

  Cost of service: includes roaming charges billed to Verizon Wireless for our subscribers’ usage outside of the Verizon Wireless network and direct telecom charges, which are costs to handle calls over our network, including landline charges, trunk lines and other costs to maintain our network, as well as site rentals, tower rentals and network-related salaries;

  Cost of equipment: includes costs of wireless devices, pagers and accessories, and the cost of shipping, warehousing and distributing these products. We subsidize the cost of wireless devices sold in our direct channels to reduce the customer’s up-front cost of our service and, as a result, equipment revenue is more than offset by the related cost of equipment. In addition, we have actively focused on selling to new customers, and upgrading existing customers to 1XRTT-enabled wireless devices and color and camera phones, which, although subsidized, result in higher service margins since they permit us to offer additional services. As we expand our direct distribution channels and continue to grow, the number of wireless devices that we sell will continue to increase, which will result in higher cost of equipment. We believe that, as one of the largest purchasers of wireless devices in the United States, we will be able to continue to purchase wireless devices at attractive rates;

  Selling, general and administrative expense: includes all operating expenses not included in the other operating expense categories, including non-network related salaries, commissions and advertising and promotional expenses; and

  Depreciation and amortization: includes depreciation of network and other fixed assets and amortization of intangibles and deferred charges. Beginning January 1, 2002, we ceased amortizing the value of our wireless licenses, goodwill and assembled workforce in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

Other Income (Expenses). Other income (expenses) consist of the following:

  Interest Expense, Net: includes interest costs related to our borrowings from Verizon Communications, our external floating rate notes and fixed rate notes and capital leases;

  Minority Interests: includes the share of operating income (loss) belonging to partners in consolidated partnerships

  Equity in Income (Loss) of Unconsolidated Entities: includes our share of operating income (loss) from equity investments.

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

     We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

     We recognize service revenue based upon access to the network (access revenue) and usage of the network (airtime/usage revenue), net of credits and adjustments for service discounts. We are required to make estimates for service revenue earned but not yet billed at the end of each reporting period. These estimates are based primarily upon historical minutes of use processed. Our revenue recognition policies are in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, ‘‘Revenue Recognition in Financial Statements”, Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” and SAB No. 104, “Revenue Recognition.”

Allowance for Doubtful Accounts

     We maintain allowances for uncollectible accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries.

Valuation of Inventory

     We maintain estimated inventory valuation reserves for obsolescence and slow moving inventory. We base our estimates on an analysis of inventory agings. Changes in technology may require us to provide additional reserves.

Depreciation Expense

     When recording our depreciation expense associated with our network assets, we use estimated useful lives and the straight-line method of accounting. As a result of changes in our technology and industry conditions, we periodically evaluate the useful lives of our network assets. These evaluations could result in a change in our useful lives in future periods.

Intangible Assets

     Our principal intangible assets are licenses, including licenses associated with equity method investments, which provide us with the exclusive right to utilize certain radio frequency spectrum to provide wireless communication services. Our wireless licenses have been treated as an indefinite life intangible asset under the provisions of SFAS No. 142 and are no longer amortized but are tested for impairment at least annually or more often if events or circumstances warrant.

     When testing the carrying value of the wireless licenses for impairment, we determined the fair value of the aggregated wireless licenses by subtracting from enterprise discounted cash flows (net of debt) the fair value of all of the other net tangible and intangible assets, including previously unrecognized intangible assets. In addition, the fair value of the aggregated wireless licenses is then subjected to a reasonableness analysis using public information of comparable wireless carriers. If the fair value of the aggregated wireless licenses as determined above had been less than the aggregated carrying amount of the licenses, an impairment would have been recognized.

Valuation of Long-Lived Assets

     Long-lived assets, including property, plant and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Results of Operations

2003 Compared to 2002

Subscribers
	Year Ended December 31,
	2003	2002	% Change

Subscribers (end of period) (thousands)	37,522	32,491	15.5%
Net additions in the period* (thousands)	5,031	3,093	62.7%
Average monthly churn	1.82%	2.33%	-21.9%

* Includes approximately 6 thousand subscribers in 2003 and approximately 485 thousand subscribers in 2002 added through property acquisitions.

     We ended 2003 with 37.5 million subscribers, compared to 32.5 million subscribers at the end 2002, an increase of 5 million net new subscribers, or 15.5%. Substantially all of these new subscribers were the result of internal growth, including 400 thousand added through our reseller channel. The overall composition of our customer base as of December 31, 2003 was 91% retail postpaid, 5% retail prepaid and 4% resellers compared to 91% retail postpaid, 6% retail prepaid and 3% resellers as of December 31, 2002. Approximately 35.1 million, or 94% of our subscribers as of December 31, 2003, subscribed to CDMA digital service, compared to 88% as of December 31, 2002.

     We reduced our reported net subscriber additions for 2002 by 85 thousand to account for unusually low reseller channel disconnect activity that we believed had resulted from delayed reseller reporting. During the first three quarters of 2003, we increased our net subscriber additions by 40 thousand because of reported reseller disconnects that we believe were attributable to the earlier delayed reporting. We increased our net subscribers by the 45 thousand remaining from the reduction amount at the end of the third quarter, when we concluded that we could no longer reasonably identify disconnect activity attributable to the 2002 reporting delay.

     The FCC has adopted rules on wireless local number portability (“LNP”) that enable wireless subscribers to keep (or “port”) their telephone numbers when switching to another carrier. The FCC rules became effective on November 24, 2003 and required wireless carriers to offer LNP to their subscribers in the largest 100 markets. While the long-term impact of LNP on the business cannot be predicted, the initial results indicated that the number of customers who ported their numbers from competing carriers to us was significantly greater than the number of customers who ported their number from us to other carriers.

     Total churn, including retail and wholesale, decreased to 1.82% for the year ended December 31, 2003, compared to 2.33% for the year ended December 31, 2002. We believe churn was reduced due to our network quality and the success of our retention programs. We do not believe that the introduction of LNP had a material impact on churn in the fourth quarter of 2003.

Operating revenue
(Dollars in Millions)	Year Ended December 31,
	2003	2002	% Change

Service revenue	$20,336	$17,747	14.6%
Equipment and other	2,153	1,726	24.7%

	$22,489	$19,473	15.5%

Average service revenue per subscriber per month	$48.85	$48.35	1.0%

     Total operating revenue for the year ended December 31, 2003 was $22,489 million, an increase of $3,016 million, or 15.5%, compared to the year ended December 31, 2002.

     Service revenue. Service revenue for the year ended December 31, 2003 was $20,336 million, an increase of $2,589 million, or 14.6%, compared to the year ended December 31, 2002. This increase was primarily due to the 15.5% increase in subscribers, as well as an increase in average service revenue per user for the year ended December 31, 2003, compared to the year ended

December 31, 2002. As we continue to add new subscribers, products and services, we expect service revenue to continue to increase.

     Average service revenue per subscriber per month increased 1.0% to $48.85 for the year ended December 31, 2003, compared to the year ended December 31, 2002. The increase is primarily due to a higher proportion of subscribers on higher access price plans, including our America’s Choice price plans as well as an increase in data revenue per subscriber. These increases were partially offset by decreased roaming revenue as a result of rate reductions with third-party carriers and decreased long distance revenue due to the increased popularity of bundled pricing.

     Equipment and other revenue. Equipment and other revenue for the year ended December 31, 2003 was $2,153 million, an increase of $427 million, or 24.7%, compared to the year ended December 31, 2002. The increase was attributed to an increase in wireless devices sold, including higher priced color and camera phones, driven by an increase in gross retail subscriber additions and an increase in customer equipment upgrades in the year ended December 31, 2003, compared to the year ended December 31, 2002.

     In addition, revenue associated with certain regulatory fees, primarily the USF, increased by $153 million for the year ended December 31, 2003, compared to the year ended December 31, 2002, mainly due to the April 2003 change in the methodology for billing these fees from a flat rate to a percentage rate as a result of an FCC order. The increase in the associated payments of these fees is reflected in selling, general and administrative expense. The implementation of LNP required us to make substantial investments in additional personnel and changes to our network and billing systems that imposed one-time upfront costs, as well as ongoing expense. In order to help defray the ongoing expense associated with LNP, beginning in March 2004, we will increase our monthly regulatory charge from $0.05 per subscriber per month to $0.45 per subscriber per month.

Operating costs and expenses
(Dollars in Millions)	Year Ended December 31,
	2003	2002	% Change

Cost of service	$3,145	$2,787	12.8%
Cost of equipment	3,315	2,669	24.2%
Selling, general and administrative	8,057	7,236	11.3%
Depreciation and amortization	3,888	3,293	18.1%

	$18,405	$15,985	15.1%

     Cost of service. Cost of service for the year ended December 31, 2003 was $3,145 million, an increase of $358 million, or 12.8%, compared to the year ended December 31, 2002. The increase was primarily due to increased direct telecom charges caused by a 48% increase in minutes of use for the year ended December 31, 2003, compared to the year ended December 31, 2002, substantially offset by lower roaming, local interconnection and long distance rates. We expect minutes of use on our network to continue to increase, which will cause our cost of service to increase. Service margins (service revenue less cost of service, divided by service revenue) increased slightly to 84.5% for the year ended December 31, 2003, compared to 84.3% for the year ended December 31, 2002.

     Cost of equipment. Cost of equipment for the year ended December 31, 2003 was $3,315 million, an increase of $646 million, or 24.2%, compared to the year ended December 31, 2002. The increase was primarily due to an increase in wireless devices sold, due to growth in gross retail activations and the increase in equipment upgrades. The increases in wireless devices sold and equipment upgrades caused our negative equipment margin (equipment revenue less equipment cost) to increase for the year ended December 31, 2003, compared to the year ended December 31, 2002. We expect this trend to continue, to the extent we continue to add new subscribers and upgrade existing customer equipment.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2003 were $8,057 million, an increase of $821 million, or 11.3%, compared to the year ended December 31, 2002. This increase was primarily due to a $338 million increase in salary and wage expense, due to an increase in the employee base, primarily driven by LNP implementation, which affected our customer service and sales channels, as well as an increase in employee benefits expense. Also contributing to the increase was a $233 million aggregate increase in sales commissions in our direct and indirect channels, for the year ended December 31, 2003, compared to the year ended December 31, 2002, primarily related to an increase in retail gross subscriber additions and contract renewals. Advertising and promotional expenses increased approximately $73 million for the year ended December 31, 2003, compared to the year ended December 31, 2002. To the extent gross subscriber additions continue to increase, we expect to continue to incur increased customer acquisition related expenses.

     Costs associated with certain regulatory fees, primarily USF, increased by $159 million for the year ended December 31, 2003, compared to the year ended December 31, 2002 (see equipment and other revenue discussion above). The revenue associated with these fees is reflected in equipment and other revenue.

     Depreciation and amortization. Depreciation and amortization for the year ended December 31, 2003 was $3,888 million, an increase of $595 million, or 18.1%, compared to the year ended December 31, 2002. The increase was primarily attributable to the increase in depreciable assets during 2003, as a result of our network build program. Depreciation expense will increase over time as we continue to build-out and upgrade our network.

Other Income (Expenses)
(Dollars in Millions)	Year Ended December 31,
	2003	2002	% Change

Interest expense, net	$(614)	$(602)	2.0%
Minority interests	(166)	(127)	30.7%
Equity in income of unconsolidated entities	15	14	7.1%
Other, net	-	4	-100.0%
Provision for income taxes	(236)	(193)	22.3%

     Interest expense, net. Interest expense, net for the year ended December 31, 2003 was $614 million, an increase of $12 million, or 2.0%, compared to the year ended December 31, 2002. The increase was primarily due to lower affiliate interest income. The effect of an increase in the weighted average interest rate for borrowings from Verizon Communications (from approximately 5.1% in 2002 to 5.2% in 2003) was offset by lower rates on our third-party debt as well as lower intercompany debt levels. See “Liquidity and Capital Resources.”

     Minority interests. Minority interests for the year ended December 31, 2003 was $166 million, an increase of $39 million, or 30.7%, compared to the year ended December 31, 2002. The increase was mainly attributable to an increase in minority partners’ income for the year ended December 31, 2003, compared to the year ended December 31, 2002 that resulted from an increase in the income from subsidiary partnerships. Also contributing to the increase was Price Communications Wireless, Inc.’s (“Price”) preferred interest in Verizon Wireless of the East LP, which is accounted for as a minority interest.

     Provision for income taxes. The partnership is not subject to federal or state tax on income generated from markets it owns directly or through partnership entities. However, the partnership does own some of its markets through corporate entities, which are required to provide for both federal and state tax on their income. The tax provision was $236 million for the year ended December 31, 2003, an increase of $43 million, or 22.3%, compared to the year ended December 31, 2002. The effective tax rate was 7.1% for the year ended December 31, 2003, compared to 6.9% for the year ended December 31, 2002. The increase in the effective tax rate for 2003 was mainly attributable to an increase in the proportion of income earned through corporate entities compared to markets that we own directly or through partnership entities.

2002 Compared to 2001

Subscribers
	Year Ended December 31,
	2002	2001	% Change

Subscribers (end of period) (thousands)	32,491	29,398	10.5%
Net additions in the period* (thousands)	3,093	2,624	17.9%
Average monthly churn	2.33%	2.52%	-7.5%

* Includes approximately 485 thousand subscribers in 2002 added through property acquisitions.

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

     In August 2002, we added approximately 411 thousand subscribers as a result of the acquisition of Price’s operations in Alabama, Florida, Georgia and South Carolina. The remainder of the subscribers added through acquisitions were primarily the result of the acquisition of certain Dobson Communications Corporation wireless operations in the first quarter of 2002.

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

Operating revenue
(Dollars in Millions)	Year Ended December 31,
	2002	2001	% Change

Service revenue	$17,747	$16,011	10.8%
Equipment and other	1,726	1,549	11.4%

	$19,473	$17,560	10.9%

Average service revenue per subscriber per month	$48.35	$47.83	1.1%

     Total operating revenue for the year ended December 31, 2002 was $19,473 million, an increase of $1,913 million, or 10.9%, compared to the year ended December 31, 2001.

     Service revenue. Service revenue for the year ended December 31, 2002 was $17,747 million, an increase of $1,736 million, or 10.8%, compared to the year ended December 31, 2001. This increase was primarily due to the 10.5% increase in subscribers, as well as an increase in average service revenue per user for the year ended December 31, 2002, compared to the year ended December 31, 2001.

     Average service revenue per user increased 1.1% to $48.35 for the year ended December 31, 2002, compared to the year ended December 31, 2001, primarily due to higher access price plan offerings. In addition, retail customers, who generally produce higher service revenue than wholesale customers, comprised approximately 97% of the subscriber base at the end of 2002, compared to 93% at the end of 2001. These increases were partially offset by decreased roaming revenue as a result of rate reductions with third-party carriers and decreased long distance revenue due to bundled pricing.

     Equipment and other revenue. Equipment and other revenue for the year ended December 31, 2002 was $1,726 million, an increase of $177 million, or 11.4%, compared to the year ended December 31, 2001. The increase was attributed to an increase in gross retail subscriber additions and higher customer equipment upgrades in the year ended December 31, 2002, compared to the year ended December 31, 2001. In addition, revenue associated with certain regulatory fees, primarily the USF, increased by $46 million for the year ended December 31, 2002, compared to the year ended December 31, 2001. The increase in the associated payments of these fees is reflected in selling, general and administrative expense.

Operating costs and expenses
(Dollars in Millions)	Year Ended December 31,
	2002	2001	% Change

Cost of service	$2,787	$2,651	5.1%
Cost of equipment	2,669	2,434	9.7%
Selling, general and administrative	7,236	6,701	8.0%
Depreciation and amortization	3,293	3,709	-11.2%

	$15,985	$15,495	3.2%

     Cost of service. Cost of service for the year ended December 31, 2002 was $2,787 million, an increase of $136 million, or 5.1%, compared to the year ended December 31, 2001. The increase was primarily due to increased direct telecom charges caused by increased minutes of use of approximately 46% for the year ended December 31, 2002, compared to the year ended December 31, 2001, substantially offset by lower roaming, local interconnection and long distance rates. Service margins increased by 0.9% to 84.3% for the year ended December 31, 2002, compared to the year ended December 31, 2001.

     Cost of equipment. Cost of equipment for the year ended December 31, 2002 was $2,669 million, an increase of $235 million, or 9.7%, compared to the year ended December 31, 2001. The increase was primarily due to an increase in wireless devices sold, due to growth in gross retail activations and an increase in equipment upgrades. The increase in equipment upgrades as well as the introduction of color screen wireless devices in the second half of 2002 caused our negative equipment margin, or subsidy, to increase by 0.3% to a 76.5% negative margin for the year ended December 31, 2002.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2002 were $7,236 million, an increase of $535 million, or 8.0%, compared to the year ended December 31, 2001. This increase was primarily due to a $242 million aggregate increase in sales commissions in our direct and indirect channels, for the year ended December 31, 2002, compared to the year ended December 31, 2001, primarily related to an increase in retail gross subscriber additions and contract renewals. Also contributing to the increase was a $185 million increase in salary and wage expense, which included a one-time severance charge of approximately $31 million from the first quarter of 2002. In addition, we incurred approximately $152 million in merger integration costs for the year ended December 31, 2002 primarily related to billing systems conversions. Costs associated with certain regulatory fees, primarily USF, increased by $46 million for the year ended December 31, 2002, compared to the year ended December 31, 2001 (see equipment and other revenue discussion above). The revenue associated with these fees is reflected in equipment and other revenue. To the extent gross subscriber additions continue to increase, we expect to continue to incur increased advertising and customer acquisition related expenses.

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

Other Income (Expenses)
(Dollars in Millions)	Year Ended December 31,
	2002	2001	% Change

Interest expense, net	$(602)	$(642)	-6.2%
Minority interests	(127)	(60)	111.7%
Equity in income of unconsolidated entities	14	6	133.3%
Other, net	4	(3)	233.3%
Provision for income taxes	(193)	(62)	211.3%

     Interest expense, net. Interest expense, net for the year ended December 31, 2002 was $602 million, a decrease of $40 million, or 6.2%, compared to the year ended December 31, 2001. The decrease was primarily due to a reduction in the average borrowing rates from Verizon Communications (from approximately 5.4% in 2001 to 5.1% in 2002). In addition, total debt levels were lower at December 31, 2002, compared to 2001, due primarily to the return by the FCC of the $1.7 billion deposit on the disputed licenses for which we were high bidder in the FCC re-auction, which we used to reduce borrowings from Verizon Communications.

     Minority interests. Minority interests for the year ended December 31, 2002 was $127 million, an increase of $67 million, or 111.7%, compared to the year ended December 31, 2001. The increase was mainly attributable to an increase in minority partners’ income for the year ended December 31, 2002, compared to the year ended December 31, 2001 that resulted from an increase in the income from subsidiary partnerships. We expect minority interest to increase in future periods due to Price’s preferred interest in Verizon Wireless of the East LP, which is accounted for as a minority interest.

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

Liquidity and Capital Resources

     We have substantial cash needs, as described in more detail below. Historically, we have funded our operations and other cash needs utilizing internally generated funds, intercompany and external borrowings and capital contributions. We expect to rely on a combination of internally generated, intercompany and external funds to fund continued capital expenditures, acquisitions, distributions and debt service needs. Sources of future intercompany and external financing requirements may include a combination of debt financing provided through intercompany debt facilities with Verizon Communications, borrowings from banks or debt issued in private placements or in the public markets. We believe that internally generated funds will be sufficient to fund capital expenditures, distributions and interest payments on our debt in the next several years. Internally generated funds would not be sufficient to repay principal on our debt, including demand notes owed to Verizon Communications (if we were required to repay that debt in the next several years) and other short-term debt and would not be sufficient to honor any exercise of Vodafone’s put rights. We expect to refinance our outstanding debt when due with new debt financings, including debt financing provided either through intercompany borrowings, private placements, bank borrowings or public financing, and would seek other financing to honor any exercise of the put rights. While we believe we could obtain financing, Verizon Communications has no commitment to provide any financing to us, and we have no commitments from third parties. In addition to the potential cash needs described above, we may need to secure additional financing for acquisitions of additional spectrum licenses and wireless providers. The failure to obtain financing on commercially reasonable terms or at all could result in the delay or abandonment of our development and expansion plans or our inability to continue to provide service in all or portions of some of our markets, which could harm our ability to attract and retain subscribers.

Contractual Obligations and Commercial Commitments

     The following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2003. Additional detail about these items is included in the notes to the audited financial statements.

	Payments Due by Year (in millions)

Contractual Obligations	Total	2004	2005 - 2006	2007 -2008	Thereafter

Long-term debt (a)	$8,152	$307	$4,603	$598	$2,644
Capital lease obligations	82	73	9	-	-
Operating leases	2,570	571	941	556	502
Purchase obligations (b)	394	394	-	-	-

Total contractual cash obligations	$11,198	$1,345	$5,553	$1,154	$3,146

(a)	Long-term debt obligations include $2.8 billion of term notes due to Verizon Communications.
(b)	Purchase obligations primarily includes obligations under a Lucent Technologies Inc. contract.

     Debt payments in the table include principal and interest. A significant portion of our debt described above bears interest at a variable rate and we therefore have estimated, based on interest rates as of December 31, 2003, the amount of interest we are committed to pay in the future. Actual interest payments could differ materially due to changes in interest rates. In addition, we expect to make certain future payments related to pension and postretirement benefits. See Note 9 of our consolidated financial statements included in Item 15.

Capital Expenditures

     Our capital expenditures totaled approximately $4.6 billion in 2003, which includes capital expenditures for the build-out and upgrade of, and expansion of capacity on, our network, but does not include acquisitions of other wireless service providers. We expect 2004 capital expenditures to be approximately $5.0 to $5.5 billion with the increase in our spending over recent years due, in part, to our plans to deploy EV-DO technology nationally over the next two years. See “Business – Network.” We expect to incur substantial capital expenditures after 2004 as well. In March 2001 we committed to purchase $5 billion of equipment from Lucent Technologies Inc. (“Lucent”) over a three-year period and as of December 31, 2003 there was approximately $394 million remaining to be purchased. The $4.6 billion of capital spent for 2003 includes purchases under the Lucent contract. In addition to these amounts, we will also require substantial additional capital for, among other uses, acquisitions of spectrum licenses and wireless service providers, additional system development and network capacity expansion if wireless data services grow at a faster rate than we anticipate. Unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes, weather-related delays, technological changes and other risks may also require additional funds.

Distributions

     We are obligated under our partnership agreement to make certain distributions to our owners related to taxes and additional distributions equal to 70% of our pre-tax net income from continuing operations plus amortization expense related to the amortization of intangible assets arising out of transactions contemplated by the alliance agreement, less the amount of tax distributions, assuming, in the case of non-tax distributions, we are in compliance with certain financial covenants including a 2.5 to 1 leverage ratio and 5 to 1 interest coverage ratio, unless our officers approve less restrictive ratios. This obligation will expire in April 2005, or earlier in certain circumstances. In addition, our owners can change our distribution policy at any time or cause us to pay additional distributions. See “Certain Relationships and Related Party Transactions—Partnership Agreement—Distributions.” Because we satisfied both ratios on June 30, 2002 and December 31, 2002, we made the scheduled distribution to our partners in August 2002 and February 2003 of approximately $862 million and $1,225 million, respectively. Approximately $112 million of the distribution in February 2003 represented a supplemental distribution. We satisfied both ratios on June 30,

2003 and December 31, 2003 and made the scheduled distribution to our partners in August 2003 and February 2004 of approximately $1,148 million and $1,441 million, respectively.

Vodafone Put Rights

     Vodafone may require us to purchase up to an aggregate of $20 billion of Vodafone’s interest in the partnership, at its then fair market value, with up to $10 billion redeemable during a 61-day period opening on June 10th and closing on August 9th in 2004 and the remainder, not to exceed $10 billion in any one year, during a 61-day period opening on June 10th and closing on August 9th in 2005, 2006 and/or 2007. Verizon Communications has the right, exercisable at its sole discretion, to purchase all or a portion of this interest instead of us. However, even if Verizon Communications exercises this right, Vodafone has the option to require us to purchase up to $7.5 billion of this interest redeemable during a 61-day period opening on June 10th and closing on August 9th in 2005, 2006 and/or 2007 with cash or contributed debt. Accordingly, $20 billion of partners’ capital has been classified as redeemable on the accompanying consolidated balance sheets. We will need to obtain financing if we are required to repurchase these interests. See “Certain Relationships and Related Party Transactions—Investment Agreement.” We have no commitment for such financing. Vodafone also had certain put rights in 2003 that it did not exercise.

Debt Service

     As of December 31, 2003, we had approximately $13.8 billion of indebtedness and capitalized leases, including $7.1 billion of short-term debt, excluding net intercompany receivables. Future interest payments may vary from our historical results due to changes in outstanding debt levels, the partnership’s or Verizon Communications’ credit ratings and changes in market conditions. See “—Qualitative and Quantitative Disclosures about Market Risks.”

     Our principal debt obligations consist of $1.5 billion floating rate notes issued in November 2003 and $2.5 billion fixed rate notes and approximately $9.8 billion of debt borrowed from Verizon Communications and its affiliates. During 2003, we repaid $1.5 billion of floating rate notes due December 2003 and repaid $24 million owed under our bank credit facility.

     The floating rate notes bear interest at a rate equal to the three-month London Interbank Offered Rate, or LIBOR, plus 0.07%, reset quarterly, and mature on May 23, 2005. The fixed rate notes bear interest at 5.375% and mature on December 15, 2006.

     Borrowings from Verizon Communications include demand loans and term notes. The maximum amount of demand loans outstanding during the last 12 months was approximately $8.2 billion. Demand loan balances fluctuate based upon our working capital and other funding requirements. At December 31, 2003, such demand loan borrowings totaled $7.1 billion. Interest on the demand loans is generally based on a blended interest rate calculated by Verizon Communications using fixed rates and variable rates applicable to borrowings by Verizon Communications to fund the partnership and other entities affiliated with Verizon Communications. Interest rates on such borrowings, with comparable maturity dates, may be lower than rates on borrowings the partnership may enter into with unrelated third parties primarily due to Verizon Communications’ stronger credit rating. As of December 31, 2003, the interest rate on demand loans was approximately 5.0%.

     Term borrowings from Verizon Communications amounted to $2.8 billion at December 31, 2003, which includes a $2.4 billion term note due in 2009 that requires quarterly prepayments to the extent that the markets that GTE purchased from Ameritech generate excess cash flow, as defined in the term note. To date, no quarterly prepayment requirement has been triggered. This term note contains limited, customary covenants and events of default. The interest on the note is generally based on the same blended rate as for the demand loans. Term borrowings also include a $350 million term note obtained from Verizon Communications that bears a fixed interest rate of approximately 8.9% per year. This term note was established in connection with the acquisition of Price’s wireless assets on August 15, 2002 in order to effect a covenant defeasance of Price’s 11 ¾% Senior Subordinated Notes due 2007 and 9 1/8% Senior Secured Notes due 2006. The term note is guaranteed by Price. It matures the earlier of February 15, 2007 or six months following the occurrence of certain specified events.

     We may incur significant additional indebtedness in the next several years to help fund our cash needs.

Cash Flows
(Dollars in Millions)	Year Ended December 31,
	2003	2002	$ Change

Cash Flows Provided By (Used In)
Operating activities	$7,646	$6,589	$1,057
Investing activities	(5,500)	(3,421)	(2,079)
Financing activities	(2,133)	(3,242)	1,109

Increase (Decrease) in Cash	$13	$(74)	$87

Cash Flows Provided By Operating Activities

     Our primary source of funds continues to be cash generated from operations. The $1.1 billion increase in net cash provided by operating activities for the year ended December 31, 2003, compared to the similar period of 2002 was primarily due to an increase in operating income excluding depreciation and amortization resulting from revenue growth.

Cash Flows Used In Investing Activities

     Capital expenditures continue to be our primary use of cash. Our capital expenditures were $4.6 billion for the year ended December 31, 2003, compared to $4.4 billion for the year ended December 31, 2002 and were used primarily to increase the capacity of our wireless network to meet usage demand, expand our network footprint, facilitate the introduction of new products and services, enhance responsiveness to competitive challenges, and increase the operating efficiency of our wireless network. We expect total capital expenditures in 2004 to be approximately $5.0 to $5.5 billion and to have substantial capital requirements thereafter.

     We invested $925 million in acquisitions for the year ended December 31, 2003, including $762 million to purchase the Northcoast Communications LLC’s (“Northcoast”) licenses, $39 million to purchase a general partnership interest in Virginia 10 RSA Limited Partnership and $98 million to reimburse Verizon Communications for the purchase of a minority interest in one of its subsidiaries that was a partner in the partnership. For the year ended December 31, 2002, we invested $774 million in cash acquisitions, including $552 million to acquire some of the wireless properties of Dobson Communications Corporation and $222 million for other wireless properties.

     Net investing activities for the year ended December 31, 2002 includes a $1,740 million refund ($1,479 million in April 2002 and $261 million in December 2002) from the FCC in connection with our wireless auction deposit.

Cash Flows Provided By (Used In) Financing Activities

     We issued $1,525 million of floating rate notes on November 17, 2003 and used the net proceeds to repay our existing $1,500 million of floating rate notes, which matured on December 17, 2003, and to repay $24 million owed under our bank credit facility. Net proceeds from borrowings from affiliates amounted to $418 million.

     Our debt to equity ratio (including partner’s capital subject to redemption) was 34% at December 31, 2003, unchanged compared to December 31, 2002.

     We made distributions to our partners of $2.4 billion in the year ended December 31, 2003, compared to $862 million in the year ended December 31, 2002. Approximately $112 million of the $2.4 billion represented a supplemental distribution and the remainder were payments corresponding to 70.0% of our adjusted pre-tax income to our owners for the six months ended December 31, 2002 and the six months ended June 30, 2003, which we were required to distribute subject to our meeting certain financial targets.

     In addition, under the terms of an investment agreement entered into among Verizon Communications, Vodafone and us on April 3, 2000, Vodafone may require us to purchase up to an aggregate of $20 billion of Vodafone’s interest in the partnership, at its then fair market value, with up to $10 billion redeemable during a 61-day period opening on June 10th and closing on August 9th in 2004 and the remainder, not to exceed $10 billion in any one year, during a 61-day period opening on June 10th and closing on August 9th in 2005, 2006 and/or 2007. Verizon Communications has the right, exercisable at its sole discretion, to purchase all or a portion of this interest instead of us. However, even if Verizon Communications exercises this right, Vodafone has the option to require us to purchase up to $7.5 billion of this interest redeemable during a 61-day period opening on June 10th and closing on August 9th in 2005, 2006 and/or 2007 with cash or contributed debt. Accordingly, $20 billion of partners’ capital has been classified as redeemable on the accompanying consolidated balance sheets. Vodafone also had certain put rights in 2003 that it did not exercise.

Financial Condition

     Total assets at December 31, 2003 were $64.8 billion, an increase of $1.6 billion, or 2.6%, compared to December 31, 2002. The increase was due to $925 million of acquisitions of businesses and wireless licenses, primarily as a result of the Northcoast acquisition, and $4.6 billion of capital expenditures as a result of our network build-out program, offset by $3.9 billion in depreciation and amortization expense.

     Total liabilities at December 31, 2003 were $22.3 billion, an increase of $1.0 billion, or 4.7%, compared to December 31, 2002. The increase was primarily due to an increase in net borrowings from Verizon Communications.

     Total partners’ capital (including partner’s capital subject to redemption) was $41.0 billion at December 31, 2003, an increase of $674 million, or 1.7%, compared to December 31, 2002. The increase was primarily due to net income for the year ended December 31, 2003, offset by distributions to our partners of $2.4 billion.

Recent Developments

     On May 23, 2003, we completed the purchase of 50 PCS licenses and related network assets from Northcoast Communications, L.L.C., for approximately $762 million in cash. We funded the purchase utilizing our existing intercompany loan facility with Verizon Communications. The licenses cover large portions of the East Coast and Midwest, including such major markets as New York; Boston; Minneapolis, MN; Columbus, OH; Providence, RI; Rochester, NY; and Hartford, CT. Total population served by the licenses is approximately 47.2 million and includes 10 MHz in each of the 50 license areas, in the D, E, and F blocks of the 1800-1900 MHz frequency band.

Factors That May Affect Future Results

     In addition to the information set forth above, the following factors, as well as the factors listed under “Cautionary Statement Concerning Forward-Looking Statements” may adversely affect our future results.

      Legislation and Regulation

     The licensing, construction, operation, sale, and interconnection arrangements of wireless communications systems are regulated to varying degrees by the FCC and, depending on the jurisdiction, state and local regulatory agencies. In addition, the FCC, together with the Federal Aviation Administration, regulates tower marking and lighting, and other government agencies periodically consider various mandates on the wireless industry. We are also subject to various environmental protection and health and safety laws and regulations, including limits on radio frequency radiation from mobile handsets and towers. Additionally, our business is increasingly subject to efforts by state legislatures and state public utilities commissions to adopt legislation and regulations that could regulate the marketing, billing and provision of wireless service. Any of these agencies having jurisdiction over our business could adopt regulations or take other actions that could increase our costs, place restrictions on our operations and growth potential or otherwise adversely affect our business.

     The FCC and an increasing number of state authorities are requiring the wireless industry to comply with, and in some cases to fund, various initiatives, including federal and state universal service programs, telephone number administration, local number portability, services to the hearing-impaired and emergency 911 networks. In addition, many states have imposed significant taxes on providers in the wireless industry. These initiatives are imposing increasing costs on us and other wireless carriers and may otherwise adversely affect our business. For example, the FCC has mandated wireless providers to be capable of supplying the geographic coordinates of a subscriber’s location when a subscriber makes an emergency call to public safety dispatch agencies, and to be capable of allowing subscribers to take their telephone number when they decide to change to a new wireless service provider. These initiatives and programs increase our costs either directly in the form of fees and taxes to federal and state agencies, or in the form of expenses to comply with the regulatory mandates. See “Business—Regulatory Environment” for a more detailed description of the regulatory environment affecting us.

     We operate our system on spectrum pursuant to licenses issued to us by the FCC. The FCC is considering changes to its spectrum policies and rules that could impact our spectrum holdings. The outcome of the FCC’s proceedings could increase the radio interference to our operations from other spectrum users, allow other users to share our spectrum, or condition future renewals of our licenses on compliance with new spectrum use rules. These changes potentially impact the ways in which we use our licensed spectrum, the capacity of that spectrum to carry traffic, and the value of that spectrum.

     Legislation has been proposed in the U.S. Congress and many state and local legislative bodies to restrict or prohibit the use of wireless phones while driving motor vehicles. Similar laws have been enacted in other countries and, to date, the States of New Jersey and New York, and a small number of localities in the U.S., have passed restrictive laws. Congress also considers on a regular basis legislation that would amend the Communications Act, pursuant to which our licenses are issued. Future federal legislation could lead to increased costs to us of complying with new or modified regulations or could affect our access to and use of spectrum.

      Litigation

     In recent years, there has been a substantial amount of litigation in the wireless industry, including patent lawsuits, personal injury lawsuits relating to alleged health effects of wireless phones, antitrust class actions, and class action lawsuits that challenge marketing practices and disclosures, including practices and disclosures relating to alleged adverse health effects of handheld wireless phones. These lawsuits seek substantial damages. The risk of litigation may be higher for companies like us that offer services nationally due to our increased prominence in the industry. We may incur significant expenses in defending these lawsuits. In addition, we may be required to pay significant awards or settlements. For a discussion of significant litigation matters involving our company, see “Business—Legal Proceedings.”

      Health Concerns

     Some studies have suggested that radio frequency emissions from wireless handsets and cell sites may be associated with various health problems, including cancer, and may interfere with electronic medical devices, including hearing aids and pacemakers. In addition, lawsuits have been filed against us and other participants in the wireless industry alleging various adverse health consequences as a result of wireless phone usage. The U.S. Food & Drug Administration (“FDA”) and the FCC have stated that the available scientific evidence does not show that any health problems are associated with using wireless phones, but it has not been proven that wireless phones are absolutely safe. In May 2001, the U.S. General Accounting Office issued a report, entitled Research and Regulatory Efforts on Mobile Phone Issues, observing that the consensus of various major health agencies is that the research to date does not show radio frequency energy emitted from mobile phones to have adverse health effects but there is not yet enough information to conclude that they pose no risk. The report offers recommendations to improve the FCC’s review of mobile phone testing, as well as the FCC’s and FDA’s consumer information on health issues relating to mobile phones. Additional studies of radio frequency emissions are ongoing. If consumers’ health concerns increase, they may be discouraged from using wireless handsets, and regulators may impose restrictions on the location and operation of cell sites. These concerns could have an adverse effect on the wireless communications industry and expose wireless providers to further litigation that, even if not successful, can be costly to defend. Government authorities may increase regulation of wireless handsets and cell sites as a result of these health concerns and wireless companies may be held liable for costs or damages associated with these concerns. The actual or perceived risk of radio frequency emissions could also adversely affect us through a reduced subscriber growth rate, a reduction in subscribers, reduced network usage per subscriber or reduced financing available to the wireless communications industry.

      Competition in a Rapidly Changing Industry

     The wireless industry is highly competitive and rapidly changing and characterized by substantial competition, which has led to reduced pricing and the need to develop and introduce new services in order to retain and attract subscribers. Competition is expected to continue, which may lead to further pressure on pricing and increases in subscriber churn and retention costs. See “Business-Competition.”

      Our Relationship with our Owners

     Cellco Partnership is a joint venture controlled by Verizon Communications, although many important decisions, including decisions relating to equity issuances and significant acquisitions, require the approval of representatives of Verizon Communications and Vodafone. Conflicts of interest may arise between us and our owners when we are faced with decisions that could have different implications for us and our owners, including potential acquisitions of businesses, potential competition, the issuance or disposition of securities, the payment of distributions by the partnership, labor relations policies, tax, regulatory and legal matters. In certain circumstances, our owners are permitted to compete with us, which would increase the conflicts of interest. Because of these conflicts, our owners may make decisions that are adverse to us. Moreover, it is possible that the representatives will not reach agreement regarding matters that are very important to us and could be deadlocked. If deadlocks cannot be resolved, we will not be permitted to take the specified action, which could, among other things, result in us losing business opportunities and harm to our competitive position.

     We have agreed with our owners that we may not, without their consent, enter into any business other than the U.S. mobile wireless business. These restrictions limit our ability to grow our business through initiatives such as expansion into international markets and acquisitions of wireless providers that are also engaged in other businesses outside our permitted activities. Many wireless providers that could otherwise be potential acquisition targets are affiliated with companies that also engage in other domestic businesses, such as wireline or long-distance services, or in international wireless businesses. These restrictions may also preclude us from pursuing other attractive related or unrelated business opportunities.

Cautionary Statement Concerning Forward-Looking Statements

In this Management’s Discussion and Analysis, and elsewhere in this Annual Report and in our other public filings and statements (including oral communications), we have made forward-looking statements. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, capital expenditures, anticipated cost savings and financing plans. Forward-looking statements also include those preceded or followed by the words “may”, “will”, “expect”, “intend”, “plan”, “anticipates”, “believes”, “estimates”, “hopes” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

  the effects of the substantial competition that exists in our markets, which has been intensifying, and which may intensify further as a result of local number portability regulations that allow wireless customers to retain their phone numbers when switching wireless service providers;

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Our primary market risk relates to changes in interest rates, which could impact results of operations. As of December 31, 2003, we had $11 billion of aggregate floating rate debt outstanding under intercompany loan facilities and the floating rate notes. The intercompany loans bear interest at rates that vary with Verizon Communications’ cost of funding; because a portion of its debt is fixed-rate, and because its cost of funding may be affected by events related solely to it, our interest rates may not adjust in accordance with market rates. A change in our interest rates of 100 basis points would change our interest expense by approximately $110 million.

     We also have exposure to fluctuations in foreign exchange rates as a result of a series of sale/leaseback transactions that obligate us to make balloon payments in Japanese yen. However, we have entered into forward exchange contracts that fully hedge the foreign exchange exposure for these balloon payment obligations, although we are subject to the risk that our counterparties to these contracts fail to perform. Taking into account these hedge arrangements, as of December 31, 2003, our obligations under these balloon payments were $76 million. Without the protection of these hedge arrangements, a 10.0% increase or decrease in the value of the U.S. dollar compared to the Japanese yen would change our obligations by approximately $5.8 million.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements required by this Item are set forth on the pages indicated at Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

     Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this annual report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. Based on this evaluation, which disclosed no significant deficiencies or material weaknesses, they have concluded that the registrant’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared. There were no significant changes in the registrant’s internal control over financial reporting during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART III Item 10. Directors and Executive Officers of the Registrant

     The following table presents information regarding members of our board of representatives, our executive officers and other significant employees.

Name	Age	Position
Ivan G. Seidenberg	57	Chairman of the Board of Representatives
Arun Sarin	49	Representative
Dennis F. Strigl	57	President and Chief Executive Officer, Representative
Lawrence T. Babbio, Jr.	59	Representative
Doreen A. Toben	54	Representative
Kenneth J. Hydon	59	Representative
Tomas Isaksson	49	Representative
Julian Horn-Smith	55	Representative
Lowell C. McAdam	49	Executive Vice President and Chief Operating Officer, Representative
Richard J. Lynch	55	Executive Vice President and Chief Technical Officer
Andrew N. Halford	44	Vice President and Chief Financial Officer
Roger Gurnani	43	Vice President—Information Systems and Chief Information Officer
John G. Stratton	43	Vice President and Chief Marketing Officer
Marc C. Reed	45	Vice President—Human Resources
Steven E. Zipperstein	44	Vice President—Legal & External Affairs, General Counsel and Secretary
James J. Gerace	40	Vice President—Corporate Communications
Margaret P. Feldman	46	Vice President—Business Development

     Ivan G. Seidenberg has been Chairman of the board of representatives of Verizon Wireless since the company’s launch in April 2000. He became Chairman and Chief Executive Officer of Verizon Communications in January 2004. From 2002 to 2004, he was President and Chief Executive Officer of Verizon Communications. From 2000 to 2002, he was Co-Chief Executive Officer of Verizon Communications. From 1998 to 2000, he was Chairman and Chief Executive Officer of Bell Atlantic Corporation. From 1997 to 1998, he was the Chief Executive Officer of Bell Atlantic Corporation. From 1997 to 1998, he was Vice Chairman, President and Chief Operating Officer of Bell Atlantic Corporation. From 1995 to 1997, he was the Chairman and Chief Executive Officer of NYNEX Corporation. His career in the communications industry also includes positions as Vice Chairman of NYNEX’s Telecommunications Group and President of its Worldwide Information and Cellular Services Group. He serves on the boards of directors of Honeywell International Inc., Wyeth, and Viacom Inc

     Arun Sarin has been a member of our board of representatives since July 2003. He became Chief Executive of Vodafone Group Plc. in July 2003. He was Chief Executive Officer for the United States and Asia Pacific region until 2000, when he became a non-executive director of Vodafone Group Plc. He was a director of AirTouch Communications Inc. from 1995 to 2000 and was its President and Chief Operating Officer from 1997 to 1999. In the past, he has served as a board member for The Gap, Inc., The Charles Schwab Corporation and Cisco Systems, Inc.

     Dennis F. Strigl has served as President and Chief Executive Officer of Verizon Wireless and has been a member of our board of representatives since the company’s launch in April 2000. In addition, he has served as Executive Vice President of Verizon Communications since 2000. He had been President and Chief Executive Officer of Bell Atlantic Mobile and its predecessors since 1991, and was also Group President and Chief Executive Officer of Bell Atlantic Global Wireless Group from 1997 to 2000. Mr. Strigl served as President of Ameritech Mobile Communications from 1984 to 1986, where he was instrumental in launching the nation’s first cellular communications network. He later served as President and Chief Executive Officer of Applied Data Research Inc., and Vice President-Operations and Chief Operating Officer for New Jersey Bell. Mr.

Strigl is a past Chairman and current member of the Executive Committee of the Cellular Telecommunications & Internet Association, and currently serves on the boards of directors of Anadigics, Inc., PNC Financial Services Group, Inc. and PNC Bank.

     Lawrence T. Babbio, Jr. has been a member of our board of representatives since the company’s launch in April 2000. He became President and Vice Chairman of Verizon Communications in 2000 upon completion of the Bell Atlantic-GTE merger. From 1998 to 2000, he was President and Chief Operating Officer of Bell Atlantic Corporation. From 1997 until 1998, he served as President and Chief Executive Officer of Bell Atlantic’s Network Group and Chairman of the company’s Global Wireless Group and was Vice Chairman of Bell Atlantic Corporation prior to its merger with NYNEX. He serves on the boards of directors of Hewlett Packard Company and ARAMARK Corporation.

     Kenneth J. Hydon has been a member of our board of representatives since the company’s launch in April 2000. He is Vodafone’s Financial Director and has been a member of Vodafone’s board of directors since 1985. He is a Fellow of the Chartered Institute of Management Accountants, the Association of Chartered Certified Accountants and the Association of Corporate Treasurers. He is director of several subsidiaries of Vodafone, and promotes U.S. investor relations. Mr. Hydon is also a Non-Executive Director of Reckitt Benckiser Plc and Tesco Plc.

     Tomas Isaksson has been a member of our board of representatives since January 2002. He has been Chief Executive, Americas Region for Vodafone since 2002. From 2000 to 2002, Mr. Isaksson was President of Vodafone Global Platform and Internet Services. From 1995 to 2000, he was President and CEO of Swedish mobile operator Europolitan. Mr. Isaksson is a member of the Vodafone Group Executive Committee as well as Group Operational Review Committee and a board member of Ledstiernan AB. He also is a member of the board of directors of ATX Technologies, Inc. and Clickmarks, Inc.

     Julian Horn-Smith has been a member of our board of representatives since July 2003. He became Vodafone’s Group Chief Operating Officer in 2001 and has been a member of Vodafone Group Plc's board of directors since 1996. Mr. Horn-Smith has also held the position of Chairman of the Supervisory Board of Vodafone Holding GmbH since 2003. Since joining Vodafone in 1984, Mr. Horn-Smith has held various senior management positions. Mr. Horn-Smith is a Non-Executive Director of Smiths Industries Plc and a member of the Deutsch-Britische Gesellschaft e.V. In 2002, he joined the board of the Prince of Wales International Business Leaders Forum, a UK-based organization promoting responsible business activity internationally.

     Doreen A. Toben has been a member of our board of representatives since October 2002. She has been the Executive Vice President and Chief Financial Officer for Verizon Communications since 2002. From 2000 to 2002, she was Senior Vice President and Chief Financial Officer for Verizon Communications’ Telecom Group. From 1997 to 2000, she was Vice President and Controller for Bell Atlantic Corporation and a member of Bell Atlantic's Executive Committee. Prior to that, she held various financial positions at Bell Atlantic.

     Lowell C. McAdam has served as Executive Vice President and Chief Operating Officer since the company’s launch in April 2000 and has been a member of our board of representatives since July 2003. From 1997 to 2000, he was President and Chief Executive Officer of PrimeCo. Prior to that, he was the Executive Vice President and Chief Operating Officer of PrimeCo from 1994 to 1997. Mr. McAdam joined AirTouch in 1993 where he served in a number of key positions, including Vice President-International Operations. Prior to that, he held various positions with Pacific Bell.

     Richard J. Lynch has been our Executive Vice President and Chief Technical Officer since the company’s launch in April 2000. From 1995 to 2000, he was the Executive Vice President and Chief Technology Officer for Bell Atlantic Mobile and Bell Atlantic NYNEX Mobile. He has served as Chairman of the Wireless Data Forum and as a charter member of the executive board of the CDMA Development Group, an organization dedicated to advancement and development of CDMA technology. He currently serves as a member of the Federal Communications Commission’s Technical Advisory Council. Mr. Lynch is a senior member of The Institute of Electrical and Electronic Engineers, Inc. (IEEE) and has been awarded patents in the area of wireless technology.

     Andrew N. Halford has been our Vice President and Chief Financial Officer since April 2002. From 1999 to 2002, he served as a Financial Director for various Vodafone businesses, including its Northern Europe, Middle East and Africa region. Prior to this, he held a number of business development, IT and finance directorships in the UK electricity sector from 1992 to 1998. Mr. Halford started his career with Price Waterhouse and worked for them from 1980 to 1992, based both in the UK and South Africa. He is a Fellow of the Institute of Chartered Accountants in England and Wales, having qualified in 1983.

     Roger Gurnani has been our Vice President – Information Systems and Chief Information Officer since the company’s launch in April 2000. From 1997 to 2000, he served as Vice President and Chief Information Officer at Bell Atlantic Mobile. From 1994 to 1997, he was Executive Director-Broadband Systems with Bell Atlantic. Prior to that, Mr. Gurnani held a number of information technology positions at WilTel (now MCI).

     John G. Stratton has been our Vice President and Chief Marketing Officer since 2001. From 2000 to 2001, he served as President of our company’s Northwest Area. He was President of Bell Atlantic Mobile’s Philadelphia Tri-State Region from 1999 to 2000. He also served as Vice President of Marketing and Regional Vice President—Retail Sales and Operations for the New York Metro market since joining Bell Atlantic Mobile in 1993. Prior to that, he was Vice President of Merchandising for Jersey Camera.

     Marc C. Reed has been our Vice President – Human Resources since the company’s launch in April 2000. From 1997 to 2000, he was Vice President – Human Resources for GTE Communications Corporation, GTE’s competitive local exchange carrier. From 1993 to 1997, Mr. Reed was Director-Human Resources for GTE Wireless. He began his career with GTE in 1986 at GTE’s world headquarters. Effective as of April 1, 2004, Mr. Reed will leave his position at our company to become the Executive Vice President – Human Resources for Verizon Communications. A successor to Mr. Reed has not yet been announced.

      Steven E. Zipperstein has been our Vice President—Legal and External Affairs, General Counsel and Secretary since January 2004. Mr. Zipperstein served as Senior Vice President and Deputy General Counsel at Verizon Communications since its launch in 2000 and previously with GTE since 1997. Prior to 1997, Mr. Zipperstein served as Chief Assistant U.S. Attorney in Los Angeles and Special Counsel to the Assistant Attorney General, U.S. Department of Justice. Mr. Zipperstein began his legal career in 1983 at the law firm of Hufstedler, Miller, Carlson & Beardsley.

     James J. Gerace has been our Vice President—Corporate Communications since the company’s launch in April 2000. From 1995 to 2000, he was Vice President—Public Relations at Bell Atlantic Mobile. From 1991 to 1995, he served as Director of Public Relations for NYNEX Mobile Communications. He began his wireless communications career with NYNEX Mobile Communications in 1986 as Manager of Employee Communications.

     Margaret P. Feldman has been our Vice President—Business Development since 2001. From 2000 to 2001, she was Staff Vice President—Tax. From 1997 to 2000, she served as Assistant Vice President—State Tax Planning for GTE Corporation. From 1995 to 1997, Ms. Feldman was Director of Tax Operations for Telecom Products and Services for GTE. She began her career at Arthur Andersen & Co. in 1982, joined Contel Corporation in 1987 and GTE Mobilnet in 1991.

     Verizon Wireless has adopted a code of ethics, as that term is defined in Item 406 of Regulation S-K, which applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. A copy of this code may be found on our website at http://www.verizonwireless.com/b2c/aboutUs/index.jsp. We will post any amendments to, or any waiver granted to any executive officer under, this code on our website.

     The board of representatives of Verizon Wireless determined that both members of our audit committee, Mr. Hydon and Ms. Toben, are audit committee financial experts, as that term is defined in Item 401(h) of Regulation S-K. Neither Mr. Hydon nor Ms. Toben are independent, as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Item 11. Executive Compensation

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

Summary Compensation Table

     As further described below, the compensation structure for the named executive officers consists of:

  salary;
  short-term incentive paid in cash; and
  long-term incentive in the form of equity or equity-based compensation.

Salary. Salaries listed in the summary compensation table represent each executive’s total salary for 2001, 2002 and 2003.

Short-term incentives. Bonuses listed in the table below represent each executive’s incentive amount paid pursuant to our short-term incentive plan for 2001, 2002 and 2003. Award values under our short-term incentive plan are based on the achievement of predetermined revenue, operating cash flow and net subscriber addition goals and quality and strategic objectives. The short-term incentive bonus paid to Mr. Halford is based on the achievement of predetermined objectives pursuant to the Vodafone short-term incentive plan. This plan has two elements: a base award earned by the achievement of one-year performance targets and an enhancement award. The base award is delivered in the form of either cash or Vodafone shares. If it is delivered in shares, an enhancement award of 50% of the base shares is also made. The base shares are released after two years dependent upon continued employment. The enhancement award is released at the same time but is also dependent upon the achievement of a two-year performance target.

Long-term incentives. Long-term compensation listed in the table below represents grants made to each named executive officer pursuant to our long-term incentive plan, other than for Mr. Strigl and Mr. Halford. Mr. Strigl’s long-term incentives are made pursuant to the Verizon Communications long-term incentive plan. Mr. Halford’s long-term incentives are made pursuant to the Vodafone Group Plc 1999 long-term incentive plan. On an ongoing basis, our human resources committee sets the number of partnership value appreciation rights and restricted partnership units granted to each of the named executive officers each year. All value appreciation rights are granted with an exercise price not less than fair market value on the date of grant. None of our named executives received value appreciation rights in 2003. In 2003, a special retention grant of performance-based restricted stock units representing shares of Verizon Communications common stock were granted to Messrs. McAdam, Lynch and Tuller.

Summary Compensation Table
Fiscal Year 2003

		Annual Compensation			Long-Term Compensation

Named and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($) (1)	Restricted Stock Awards ($) (2) (3)	Options/ Partnership VARs (4)	LTIP Payments ($)	All Other Compensation ($) (5)

Dennis F. Strigl	2003	$875,000	$1,540,000	$154,900	$1,753,600	205,100	--	$850,469
President and	2002	800,000	1,200,000	135,513	--	251,000	--	704,579
Chief Executive Officer	2001	750,000	915,000	189,200	--	245,300	--	6,016,655

Lowell C. McAdam	2003	$547,950	$765,000	--	$2,360,493	--	--	$762,954
Executive Vice President and	2002	524,100	600,000	--	--	400,000	--	417,852
Chief Operating Officer	2001	501,600	454,000	--	--	376,331	--	560,778

Richard J. Lynch	2003	$395,550	$442,000	--	$1,175,716	--	--	$236,434
Executive Vice President and	2002	378,525	347,000	--	--	200,000	--	202,534
Chief Technical Officer	2001	363,125	262,000	--	--	190,273	--	253,412

Andrew N. Halford	2003	$486,209	$452,687	$47,567	$355,761	233,333	--	$640,151
Vice President and Chief		134,250	--	--	--	--	--	--
Financial Officer (6)	2002	497,335	190,500	38,636	371,605	294,444	--	407,588

S. Mark Tuller	2003	$360,575	$403,000	--	$1,027,460	--	--	$197,092
Vice President Legal and	2002	346,050	315,000	--	--	175,000	--	167,952
External Affairs, General Counsel	2001	332,000	240,000	--	--	173,964	--	204,095
and Secretary (7)

(1)	Mr. Strigl’s other annual compensation for 2001, 2002 and 2003 includes incremental costs for personal use of Verizon Communications’ aircraft in the amount of $151,525, $83,493 and $101,949, respectively. Mr. Halford’s other annual compensation reflects automobile allowances for 2002 and 2003 in the amount of $38,636 and $47,567, respectively.
(2)	Messrs. Strigl, McAdam, Lynch and Tuller’s grants reflects the dollar value of the grant of performance-based restricted stock units based on the average price of Verizon Communications common stock on the grant date of February 3, 2003. These units cliff vest in three years, subject to meeting specified performance and time measures. On each dividend payment date, additional restricted stock units are credited to the participant’s account. The number of restricted stock units is determined by dividing the dividend that would have been paid on the shares represented by the restricted stock units in the participant’s account by the closing price of Verizon Communications common stock on the dividend declaration date. Messrs. Strigl, McAdam, Lynch and Tuller hold a total of 47,022, 25,200, 10,400 and 10,000, restricted stock units, which had a dollar value of $1,649,532, $884,016, $364,832 and $350,800, respectively, based upon the closing price of Verizon Communications common stock on December 31, 2003.
(3)	Messrs. McAdam, Lynch and Tuller’s grant reflects the dollar value of the grant of restricted partnership units based on the fair market value of a partnership unit on the grant date of July 24, 2003. These units vest in full on December 31, 2005, and the number of units granted may be increased or decreased by 50%, subject in part to meeting specified performance measures. Messrs. McAdam, Lynch and Tuller hold a total of 125,500, 70,000 and 58,000 restricted partnership units respectively, which had a dollar value of $1,527,335, $851,900 and $705,860, respectively, based upon the fair market value of a partnership unit on December 31, 2003. Mr. Halford’s 2002 grant reflects the dollar value of a one-time grant of restricted stock units based on the closing price of Vodafone common stock on December 31, 2002. Mr. Halford’s 2003 grant reflects the dollar value of a grant of restricted performance shares based on the closing price of Vodafone common stock on the grant date of July 9, 2003. Mr. Halford was granted a total of 165,970 shares in Vodafone in 2003 which had a dollar value of $412,950, based upon the closing price of Vodafone common stock on December 31, 2003. Each of these grants vest in three years, subject to meeting specified performance measures.
(4)	Reflects non-qualified stock option grants made to Mr. Strigl in 2001, 2002 and 2003 to purchase Verizon Communications common stock, partnership value appreciation rights granted to Messrs. McAdam, Lynch and Tuller under our long-term incentive plan in 2001 and 2002, and a stock option grant Mr. Halford received in 2002 and 2003 under the Vodafone Group Plc. 1999 long-term incentive plan.
(5)	For fiscal year 2003, includes a payment of a retention bonus for Mr. McAdam in the amount of $660,734. In addition, includes contributions by us to qualified plans for Messrs. Strigl, McAdam, Lynch and Tuller in the amounts of $18,000, $18,000, $18,000 and $18,000, respectively; contributions by us to non-qualified plans for Mr. McAdam, Lynch and Tuller in the amounts of $80,220, $45,769 and $40,116, respectively; contributions by us to the Verizon Wireless Retirement Plan for Mr. McAdam, Lynch and Tuller in the amounts of $4,000, $4,000 and $4,000, respectively; and contributions by Verizon Communications to Mr. Strigl under the non-qualified income deferral plan in the amount of $694,010. For 2003, the value of Mr. Strigl’s premium and related tax reimbursement paid by Verizon Communications for life insurance benefits was $138,459. Also included are contributions by us to Messrs. Lynch and Tuller under the executive transition and retention retirement plan in the amounts of $168,665 and $134,976, respectively; and, for Mr. Halford, a special one-time bonus in the amount of $179,000; company contributions in the form of shares of Vodafone under the Vodafone Group share incentive plan with a value of $2,685; a contribution by Vodafone to the Vodafone Group pension scheme and Vodafone group funded unapproved retirement benefit scheme of $88,202 and $119,556, respectively; and relocation expenses and overseas allowances of $250,708.
(6)	Mr. Halford became our chief financial officer as of April 1, 2002 pursuant to an international assignment agreement with Vodafone. He is paid in UK pounds sterling. All amounts shown are in U.S. dollars at an exchange rate of £ = $1.790 the reference exchange rate for December 31, 2003. Mr. Halford’s salary includes a premium of $134,250 for his additional responsibilities in the United States. Mr. Halford’s bonus reflects the value of his 2003 base award.
(7)	Effective as of January 1, 2004, Mr. Tuller ceased serving as an executive officer of Verizon Wireless. However, Mr. Tuller will remain employed by Verizon Wireless for a transition period, which ends on June 30, 2004. Effective as of January 1, 2004, Steven Zipperstein succeeds Mr. Tuller as Vice President – Legal and External Affairs, General Counsel and Secretary. During this transition period, Mr. Tuller will provide advice and consultation services as requested by us, and he will receive his full salary, prorated short-term incentive and benefits during such time, after which he will receive his separation benefits provided for under his employment agreement.

Year 2003 Grants of Stock Options and Partnership Value Appreciation Rights

     The following tables describe grants of stock options or partnership value appreciation rights to each of our named executive officers for the year ending December 31, 2003.

Verizon Communications Stock Options

     Options to purchase Verizon Communications common stock were granted in 2003 pursuant to the Verizon Communications long-term incentive plan.

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date	Grant Date Present Value

Dennis F. Strigl (1)	205,100 (2)	1.0%	$38.5400	2/2/2013	$2,625.3 (3)

(1)	No partnership value appreciation rights have been granted to Mr. Strigl.
(2)	One-third of the options are exercisable on February 3, 2004; two-thirds are exercisable on February 3, 2005; and the balance is exercisable on February 3, 2006.
(3)	The estimated hypothetical value is based upon the Black-Scholes valuation method using the following assumptions: potential option term, 10 years; risk free rate of return, 4.03%; expected volatility, 39.27%; expected dividend yield, 4%; potential expected time to exercise, 10 years; and premium for reload and deferral features.

     Verizon Communications’ options generally vest as to one-third of the aggregate number of shares each year, commencing one year after the date of grant. These options include a reload feature, which provides that, if an optionee exercises a stock option by delivering previously owned shares that are sufficient to pay the exercise price plus applicable tax withholdings, he or she will receive an additional stock option grant. The number of shares represented by that option will be equal to the number of previously owned shares surrendered in this transaction. This replacement stock option will be granted with an exercise price equal to the fair market value of the underlying stock on the date of grant and will become exercisable six months from the date of the grant.

Partnership Value Appreciation Rights

      There were no partnership value appreciation rights granted to our named executive officers in 2003.

Vodafone Group Plc Stock Options

     Options to purchase Vodafone common stock were granted in 2003 pursuant to the Vodafone Group Plc 1999 long-term incentive plan.

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term

					5%	10%

Andrew N. Halford (1)	233,333	0.14%	2.134	7/6/2013	$313,147	$793,576

(1)	On July 7, 2003, Mr. Halford received a grant under Vodafone’s long-term stock incentive plan. This option is subject to performance conditions that are aimed to link the exercise of the option to improvements in the financial performance of Vodafone.

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

Aggregate Exercise in Year 2003 and Year-End Values of Options and Value Appreciation Rights

     The following table provides information for the named executive officers regarding exercises of Verizon Communications options, partnership value appreciation rights and Vodafone options in 2003. Additionally, the table provides the value of unexercised options and value appreciation rights which have been based on the fair market value of the shares of common stock of Verizon Communications and Vodafone and on the value of the partnership appreciation rights on December 31, 2003, less the applicable exercise price.

	Shares Acquired on Exercise		Number of Unexercised Options/VARs as of 12/31/03 (#)		Value of Unexercised In-The-Money Options/ VARs as of 12/31/03 ($)
		Value Realized
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Dennis F. Strigl (1)	—	—	1,051,686	454,202	—	—
Lowell C. McAdam (2)	—	—	197,530	776,331	—	$1,372,000
Richard J. Lynch (2)	—	—	126,135	390,273	—	686,000
Andrew N. Halford (3)	—	—	192,400	680,177	—	340,746
S. Mark Tuller (2)	—	—	114,576	348,964	—	600,250

(1)	Represents Verizon Communications options.
(2)	Represents our partnership value appreciation rights.
(3)	Represents Vodafone options.

Retirement and Other Plans

Verizon Communications Income Deferral Plan

     Mr. Strigl participates in the Verizon Communications income deferral plan. This plan is a nonqualified, unfunded, supplemental retirement and deferred compensation plan under which an individual account is maintained for each participant. The plan allows the participants to defer voluntarily the receipt of up to 100% of their eligible compensation, and also provides retirement and other benefits to certain executives through credits made by Verizon Communications to the participant’s account under the plan. Eligible compensation consists of:

  a participant’s base salary in excess of the Internal Revenue Code limit on compensation for qualified retirement plans, which was $200,000 in 2003;
  all of the participant’s annual incentive award under the Verizon Communications short-term incentive plan; plus retention awards or other bonuses which the plan administrator determines are eligible for deferral.

     If a participant elects to defer income, Verizon Communications provides a matching contribution equal to the rate of match under the qualified savings plan for management employees. In most cases, that rate is 100% of the first 4% of eligible compensation deferred and 50% of the next 2% of eligible compensation deferred. In addition, for the first 20 years of participation in the plan for certain participants, Verizon Communications automatically makes retirement contributions to a participant’s account equal to 32% of the base salary, in excess of $200,000, and short-term incentive award components of the participant’s eligible compensation. Thereafter, Verizon Communications makes retirement contributions equal to 7% of such eligible compensation.

     Verizon Communications maintains an individual account for each participant in the income deferral plan. For 2003, Verizon Communications’ matching and retirement contributions to Mr. Strigl’s account were $694,010 with aggregate company matching and retirement contributions in the amount of $3,603,502. Messrs. McAdam and Lynch will become participants in the Verizon Communications income deferral plan, effective as of January 1, 2004. Messrs. McAdam and Lynch will not be permitted to defer any income under the plan; however, they will receive retirement contributions as described above.

Vodafone Americas Inc. Deferred Compensation Plan

     Mr. McAdam participated in the Vodafone Americas Inc. deferred compensation plan. This plan is a nonqualified, supplemental retirement and deferred compensation plan. The plan allowed Mr. McAdam to defer all or a part of his base salary and specified other incentive compensation and made him eligible to receive a matching contribution up to 6% of his base salary and specified other incentive compensation in excess of the Internal Revenue Code limit on compensation for qualified retirement plans. Mr. McAdam no longer participates in this plan. However, he continues to receive interest on his account balance at a rate equal to the October valuation of the 10-year Treasury note plus 2%.

Verizon Wireless Executive Savings Plan

     Messrs. McAdam, Lynch and Tuller participate in the Verizon Wireless executive savings plan (formerly, the Bell Atlantic Mobile Executive Savings Plan). This plan is a nonqualified, unfunded, supplemental retirement and deferred compensation plan. The plan allows participants to defer voluntarily a portion of their compensation. Participants are allowed to defer:

  all or a portion of a participant’s base salary in excess of the Internal Revenue Code limit on compensation for qualified retirement plans, which was $200,000 in 2003; plus all or a portion of the participant’s annual incentive award under our short-term incentive plan.

If a participant defers a portion of their eligible compensation through the plan, we provide a matching contribution generally equal to 100% of the first 6% of the participant’s compensation contributed under the plan. Amounts deferred in the plan are invested in a fixed-income fund or a phantom partnership equity fund at the discretion of the participant, who is entitled to switch between funds on a daily basis.

     The portion of Messrs. McAdam’s, Lynch’s and Tuller’s accounts attributable to us as of December 31, 2003 was $80,220, $45,769 and $40,116, respectively.

Bell Atlantic NYNEX Mobile Executive Transition and Retention Retirement Plan

     Messrs. Lynch and Tuller participate in the Bell Atlantic NYNEX Mobile executive transition and retention retirement plan. This plan is a non-qualified, unfunded supplemental retirement plan under which an individual account is maintained for each participant. Participants’ accounts are fully vested at all times. Annually, an amount equal to 23% and 20%, respectively, of base salary and actual bonus under our short-term incentive plan is credited to the accounts of Messrs. Lynch and Tuller. Amounts are payable upon separation from service with us or any affiliated company, including amounts representing a full year of service even if the separation is effected before the end of that year. As of December 31, 2003, Messrs. Lynch’s and Tuller’s account balances were $1,297,560 and $1,018,482, respectively. Effective as of January 1, 2004, and June 30, 2004, respectively, Messrs. Lynch and Tuller will no longer participate in the plan. However, they will continue to receive interest on their account balance at a rate equal to 8% annually.

Verizon Enterprises Management Pension Plan

     Mr. Lynch participated in the Verizon Enterprises management pension plan. This is a non-contributory, tax-qualified pension plan that provides for distribution of benefits in a lump sum or an annuity, at the participant’s election. Mr. Lynch’s active participation in the plan ended on June 30, 1995. His accrued benefit of $2,827 expressed as a single life annuity payable at age 65, reflects service and pay history while employed by Bell Atlantic prior to July 1, 1995.

Bell Atlantic Executive Management Retirement Income Plan

     Mr. Lynch participated in the Bell Atlantic executive management retirement income plan. This is a non-contributory, nonqualified excess pension plan that provides for distribution of benefits in a lump sum or an annuity, at the participant’s election. Mr. Lynch’s active participation in the plan ended on June 30, 1995. His accrued benefit of $3,740 expressed as a single life annuity payable immediately, reflects service and pay history while employed at Bell Atlantic prior to July 1, 1995.

Verizon Wireless Retirement Plan

     Messrs. McAdam, Lynch and Tuller participate in the Verizon Wireless retirement plan. We provide a transitional contribution of 2% of eligible pay up to the Internal Revenue Code limit on compensation for qualified retirement plans, which was $200,000 in 2003, for all eligible employees who were actively employed as of January 1, 2001 and who are not continuing to participate in a pension plan sponsored by GTE or its successor. The transitional benefit is provided annually. The first contribution was made during the first quarter of 2002 for the 2001 plan year. The transitional contribution is expected to continue until, but not after, the 2004 plan year. The portion of Messrs. McAdam’s, Lynch’s and Tuller’s accounts contributed by us as of December 31, 2003 was $4,000, $4,000 and $4,000, respectively.

Vodafone Group Pension Schemes

     Mr. Halford participates in the Vodafone Group pension scheme. This is a defined benefit scheme restricted by the UK Inland Revenue earnings limits. Mr. Halford also participates in the Vodafone Group funded unapproved retirement benefit scheme which is a defined contribution scheme allowing contributions in excess of the UK Inland Revenue cap. The amounts contributed in 2003 by Vodafone to the Vodafone Group pension scheme and Vodafone Group funded unapproved retirement benefit scheme are $88,203 and $119,566 respectively.

     The following table shows the total estimated annual pension benefits payable to Mr. Halford under the Vodafone Group pension scheme upon retirement at age 60, the normal retirement age at Vodafone Group Plc. The “pensionable remuneration” covered by this plan is presently capped by the UK Inland Revenue at an annual maximum of $177,210. For purposes of this table, “pensionable remuneration” means base salary only. The amounts set forth below are not subject to any deduction for Social Security or any other offset.

	Years of Service

Pensionable Remuneration ($)	15	20	25 or more

125,000	$62,500	$83,333	$83,333
150,000	$75,000	$100,000	$100,000
177,210 or more	$88,605	$118,140	$118,140

     At December 31, 2003, the number of creditable years of service and pensionable remuneration for Mr. Halford was 5 years and $177,210, respectively. As of December 31, 2003, the accrued actuarial value of his benefit is $270,464.

2000 Verizon Wireless Long Term Incentive Plan

     Messrs. McAdam, Lynch and Tuller participate in the 2000 Verizon Wireless long-term incentive plan, pursuant to which they have been granted partnership value appreciation rights and restricted partnership units. The plan also provides for the following awards: incentive stock options within the meaning of Section 422 of the Internal Revenue Code, nonqualified stock options, deferred stock, dividend equivalents, performance awards, restricted stock awards, stock appreciation rights and other equity-based awards. While stock options and other equity-based awards have been authorized under the plan, the issuance of such securities is not currently contemplated by our partnership agreement and accordingly would require further authorization by our partners before issuance.

The following individuals are eligible to receive awards under our plan, including value appreciation rights:

  our officers or officers of an affiliated company;
  other of our employees or employees of an affiliated company;
  individuals whose services are leased or seconded to us or to an affiliated company; and
  consultants who perform bona fide services for us or for an affiliated company.

     Unless the plan committee determines otherwise, the exercise price of each value appreciation right may generally not be less than the fair market value on the date of grant. Except as otherwise provided by the plan committee or otherwise provided in the plan, a value appreciation right will become fully exercisable on the third anniversary of the date of grant and will expire on the tenth anniversary of the date of grant, subject to earlier expiration as provided in the plan. Except as otherwise provided by the plan committee or otherwise provided in the plan, a restricted partnership unit will become vested and will be automatically settled on the award termination date and the target number of restricted partnership units granted will increase up to 150% of the target number of units granted if specified performance and time measures are met. If specified performance and time measures are not met, the target number of restricted partnership units will be reduced, but shall be not less than 50% of the target number of restricted partnership units granted.

     In the sole discretion of the plan committee, in the event of our initial public offering or an initial public offering of any affiliated company which serves as a public offering vehicle representing our business, value appreciation rights and restricted partnership units outstanding on the effective date of the public offering may be converted into stock options to purchase the publicly traded common stock of us and into restricted stock, respectively, or if different, the public offering vehicle. If value appreciation rights and restricted partnership units are converted, then, unless the plan committee specifies otherwise, such converted stock options and restricted stock will become exercisable according to the terms specified by the plan committee.

     The plan committee may provide in each participant’s grant document the effect that a change in control of our company (as defined in the plan) will have on his or her grant. Our board of representatives may generally amend or terminate the plan at any time. The plan will terminate on the tenth anniversary of its effective date, unless our board of representatives terminates the plan earlier or extends it with approval of the stockholders.

Vodafone Group Plc 1999 Long-Term Stock Incentive Plan

     Mr. Halford currently participates in the Vodafone Group Plc 1999 long-term incentive plan under which he received two grants in 2003. The plan is administered at the discretion of the Vodafone Group Plc remuneration committee. Option grants are normally made within six weeks following the announcement of Vodafone’s results on the London Stock Exchange for any financial period. Options granted under the plan are subject to performance conditions that are aimed to link the exercise of options to improvements in the financial performance of Vodafone.

     In 2002 and 2003, Mr. Halford received stock awards under the plan. Eligible employees are granted an award of Vodafone ordinary shares which may be purchased, together with any dividends on such shares, by the employee at a predetermined price 3 to 10 years after if he or she remains employed by Vodafone through that date. Upon a change in control of Vodafone, the trustees of the plan will take whatever action they consider appropriate, including exercising their discretion to transfer any ordinary shares underlying an award

     In 2002 and 2003, Mr. Halford also received restricted performance share awards under the plan. Eligible employees are granted an award of Vodafone restricted performance shares which vest in three years, dependent upon Vodafone’s relative total shareholder return performance. Restricted performance share awards made under the plan will only vest to the extent that total shareholder return performance has been achieved at the end of the three-year performance period.

Vodafone Group Share Incentive Plan

     Mr. Halford participates in the Vodafone Group share incentive plan. Under this plan, eligible employees can contribute up to a maximum of $224 per month, to enable trustees of the plan to purchase share s of Vodafone stock on their behalf, with an equivalent number of shares being purchased for the employee by Vodafone. As of December 31, 2003, Mr. Halford has contributed $2,685 of base salary to the plan and the value of the shares contributed by Vodafone is $2,685.

Employment Arrangements

     Dennis F. Strigl. Mr. Strigl will receive the compensation and benefits outlined below for the term of his agreement. If Mr. Strigl resigns or retires, he will be entitled only to the benefits that would be provided to a similarly situated Verizon Communications senior executive upon termination. Generally, if an executive’s employment terminates following a change in control of Verizon Communications, or due to good reason, or as a result of death or disability, the executive will generally receive the same benefits as if he were involuntarily terminated without cause (defined below). However, if the termination is due to disability, the lump sum payment will be offset by amounts payable to the executive under any Verizon Communications sponsored disability plan. If an executive’s employment is involuntarily terminated without cause, his outstanding stock options will vest and will be exercisable until the earlier of five years after the date of termination or the maximum term of the option. In addition, the portion of the one-time grant of restricted stock units that was due to vest based upon continuous employment will become payable on the scheduled date, and the remaining unvested portion of that grant will become payable only if Verizon Communications attains the applicable performance goals. If Mr. Strigl is terminated for cause or voluntarily resigns, he will no longer receive any salary or benefits and will forfeit the unvested portion of the one-time award of a stock option granted in 2000 and the unvested portion of the one-time award granted in 2000 of restricted stock units. All separation payments provided to Mr. Strigl under his employment agreement are in lieu of any Verizon Communications sponsored severance.

     Mr. Strigl’s agreement renews automatically so that the agreement always has a term of two years. His agreement currently provides for:

  an annual base salary of not less than $800,000;
  an annual short-term bonus between 0 and 2 times base salary; and
  annual long-term bonus opportunities of at least 5 times base salary.

     If Mr. Strigl’s employment is involuntarily terminated without cause, he will receive a lump sum payment equal to two times (i) his base salary, (ii) 50% of his maximum short-term bonus opportunity, and (iii) 100% of his long-term bonus opportunity. If Verizon Communications experiences a change in control and Mr. Strigl terminates his employment for good reason, as defined in his agreement, and receives the payments described above, he will also receive a gross-up payment to offset fully the effect of any excise tax imposed by Section 4999 of the Internal Revenue Code on any excess parachute payment.

     Lowell C. McAdam, Richard J. Lynch and S. Mark Tuller. In April 2003, we entered into successor employment agreements with Messrs. McAdam, Lynch and Tuller with base salaries of $554,200, $400,000 and $364,300, respectively. In addition, the agreements provide each of these individuals with the opportunity to earn an annual cash bonus in accordance with the terms of the partnership’s short-term incentive plan and to receive equity-based awards under the partnership’s long-term incentive plan.

     Each employment agreement has a two-year term effective April 3, 2000, but the term is automatically extended for a new two-year term at the expiration except as expressly modified by the parties in writing. Under the agreements, Messrs. McAdam, Lynch and Tuller will be entitled to liquidated damages if we terminate their employment without cause or if the executive terminates such employment for good reason, as defined in the agreements. The liquidated damages amounts for Messrs. McAdam and Lynch are:

  200% of their annualized base salary and short-term incentive target amount payable in 24 monthly installments;
  continued participation in our health and dental insurance plans for 24 months following termination; and
  vesting of any unvested long-term incentive award in accordance with the terms of the governing plan documents.

The liquidated damages amounts for Mr. Tuller are:

  150% of his annualized base salary and short-term incentive target amount payable in 18 monthly installments;
  continued participation in our health and dental insurance plans for 18 months following termination; and
  vesting of any unvested long-term incentive award in accordance with the terms of the governing plan documents.

     Under the agreements, the executives each agree that during employment and one year following termination of employment, he will not engage in business activities in the wireless communications industry within or adjacent to the partnership’s geographic footprint relating to products or services similar to those of the partnership, including any products or services we or an affiliated company planned to offer. Further, during employment and the two years following termination of employment they agree not to interfere with our business relations, including for example by soliciting employees, customers, agents, representatives, suppliers or vendors under contract.

     Effective as of January 1, 2004, Mr. Tuller ceased serving as an executive officer of Verizon Wireless. However, Mr. Tuller will remain employed by Verizon Wireless for a transition period, which ends on June 30, 2004. During this transition period, Mr. Tuller will provide advice and consultation services as requested by us, and he will receive his full salary, prorated short-term incentive and benefits during such time, after which he will receive his separation benefits provided for under his employment agreement. Effective as of January 1, 2004, Steven Zipperstein succeeds Mr. Tuller as Vice President – Legal and External Affairs, General Counsel and Secretary.

     Andrew N. Halford. Mr. Halford is employed by the Vodafone Group and was seconded to us for a period of two years beginning on April 1, 2002. Mr. Halford’s secondment to Verizon Wireless has been extended beginning on April 1, 2004 through September 30, 2005 pursuant to a successor international assignment agreement. Under the terms of this agreement, in 2003, Mr. Halford received an annual base salary of $486,209, an additional responsibility premium of $134,250 while on assignment in the United States, and an annual bonus in the amount of $452,687. Mr. Halford was also entitled to specified perquisites, including an automobile allowance of $47,567. Mr. Halford is paid in UK pounds sterling. All amounts above are in U.S. dollars at an exchange rate of £=$1.790 the reference exchange rate for December 31, 2003. The arrangement requires each party to provide six months’ notice in order to terminate the agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information regarding beneficial ownership of our partnership interests held by:

  each of our named executive officers;

  each member of our board of representatives;

  each holder of more than 5% of our outstanding partnership interests; and

  all current representatives and executive officers as a group.

     To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power regarding all partnership interests.

Name and Address of Beneficial Owner	% Partnership Interest

Verizon Communications Inc. (1)
1095 Ave of the Americas
New York, NY	55.0%
Vodafone Group Plc (2)
Vodafone House
The Connection
Newbury, Berkshire
RG14 2FN England	45.0%
Ivan G. Seidenberg	—
Arun Sarin	—
Lawrence T. Babbio, Jr.	—
Doreen A. Toben	—
Kenneth J. Hydon	—
Tomas Isaksson	—
Julian Horn-Smith	—
Dennis F. Strigl	—
Lowell C. McAdam	—
Richard J. Lynch	—
Andrew N. Halford	—
S. Mark Tuller	—
All officers and representatives as a group (12 persons)	—

(1)	Includes partnership interests held of record by the following subsidiaries of Verizon Communications: Bell Atlantic Cellular Holdings, L.P., NYNEX PCS Inc., PCSCO Partnership, GTE Wireless Incorporated, GTE Consumer Services Incorporated and GTE Wireless of Ohio Incorporated.
(2)	Includes partnership interests held of record by the following subsidiaries of Vodafone: PCS Nucleus, L.P. and JV Partnerco, LLC.

Item 13. Certain Relationships and Related Transactions

     The following descriptions are summaries of the material terms of agreements to which we or certain related persons are a party. They may not contain all of the information that is important to you. To understand these agreements fully, you should carefully read each of the agreements, copies of which have been filed as exhibits with the Securities and Exchange Commission.

U.S. Wireless Alliance Agreement

     General

     On September 21, 1999, Bell Atlantic, now known as Verizon Communications, and Vodafone entered into an alliance agreement to create a wireless business composed of both companies’ U.S. wireless assets. For this purpose, Verizon Communications and Vodafone agreed to amend and restate the existing partnership agreement of Cellco Partnership, which had previously been owned solely by Verizon Communications and through which Verizon Communications operated its Bell Atlantic Mobile wireless business. Pursuant to the agreement, Vodafone and Verizon Communications transferred specific U.S. wireless assets and liabilities to us in exchange for partnership interests. The assets were conveyed in two stages. The first stage occurred in April 2000 and related to the transfer of specific wireless assets and liabilities of Vodafone and Verizon Communications’ interest in PrimeCo and other assets to us. The second stage occurred in July 2000 and related to the transfer of specific wireless assets and liabilities that were acquired by Verizon Communications through Bell Atlantic’s merger with GTE Corporation. After these contributions, Verizon Communications has an aggregate partnership interest equal to 55%, and Vodafone has an aggregate partnership interest equal to 45%.

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

     Our company is governed by a board of representatives that is comprised of five Verizon Communications representatives and four Vodafone representatives, so long as Verizon Communications and Vodafone each own at least 20% of the partnership. Other than as described below, a majority of our board of representatives can make all decisions.

     The partnership agreement provides that the following matters require approval by at least two representatives of each of Verizon Communications and Vodafone so long as Vodafone and its included affiliates, as defined below under “Restrictions on Transfer”, owns at least 20% of the partnership:

  our engagement in any line of business or activity other than the business described below under “Business of the Partnership” or any other business that is necessary, appropriate or incidental thereto;

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

      Distributions

     The partnership agreement requires that we make certain distributions to our partners related to taxes. We are also required, subject to compliance with financial tests, including a 2.5 to 1 leverage ratio and 5 to 1 interest coverage ratio (unless less restrictive ratios are selected by officers of our company), to pay additional distributions to our partners in an amount equal to 70% of our pre-tax net income from continuing operations plus amortization expense related to the amortization of intangible assets arising out of transactions contemplated by the alliance agreement, to the extent this amount exceeds the tax distribution. We made distributions of $691 million in February 2001, $862 million in August 2002, $1,225 million in February 2003 and $1,148 million in August 2003. Approximately $112 million of the distribution in February 2003 represented a supplemental distribution. We did not make scheduled distributions in August 2001 and February 2002 because the payments were limited by the 2.5 to 1 leverage ratio stipulated in the partnership agreement. We made a distribution of approximately $1,441 million to our partners in February 2004 for the six-month period ended December 31, 2003.

     This distribution policy applies until the earlier to occur of (1) April 3, 2005 or (2) the date when Vodafone and its included affiliates cease to own, directly or indirectly, at least 20% of all outstanding partnership interests.

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

      Contribution

     On October 14, 2003, we received, on behalf of our partners, a final purchase payment in respect of the disposition of the Chicago market that had previously been beneficially owned jointly by Verizon Communications and Vodafone. The receipt of this payment triggered an obligation of Verizon Communications and Vodafone pursuant to Section 7.6 of the alliance agreement, as amended, to calculate certain payments received and expenses paid by Verizon Communications, Vodafone and each of their respective affiliates in connection with overlap market dispositions, together with certain adjustments. Also pursuant to this provision, upon completion of this calculation, either Verizon Communications or Vodafone is required to make a payment to us under certain circumstances. Verizon Communications and Vodafone have not yet finalized this calculation. However, we expect that, once finalized, the calculation will result in a payment by Verizon Communications to us. We expect to use this payment immediately to reduce the debt we owe to Verizon Communications. This payment will not alter the percentage interests of any of our partners in the partnership, and we do not expect it to have a material impact on our overall financial position.

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

  any wireless business opportunity that is rejected by our board of representatives so long as each of the representatives designated by that partner voted in favor of the partnership’s pursuit of that business; provided that once that partner begins to pursue that business opportunity, the other partners may also do so;

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

  a partner from owning or acquiring specified assets identified in the alliance agreement; or

  a partner or any of its affiliates from selling the partnership’s mobile telecommunications services (1) as an agent of the partnership or (2) on a “bundled” basis with wireline services, so long as the partner provides the partnership with the opportunity to purchase wireline services from the partner.

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

      Restrictions on Transfer

     A partner generally does not have the right, directly or indirectly, to transfer any of the partnership interest held by that partner, other than the following permitted transfers:

  Transfers in accordance with the alliance agreement and the investment agreement.

  A partner does have the right, without the consent of the other partners, to transfer ownership of all or any part of its partnership interest to a wholly-owned subsidiary of the partner and to make transfers of 10% or more of its partnership interest, or up to three transfers totaling up to 10%, to any of its affiliates if 50% of the common equity and voting power in the affiliate is owned by the partner. Wholly-owned subsidiaries and these other affiliates who receive less than 10% of the partnership interests are referred to as “included affiliates.” Verizon Communications, its subsidiaries and its affiliates that receive partnership interests in accordance with this paragraph are referred to as the Verizon Group, and Vodafone, its subsidiaries and affiliates who similarly receive partnership interests are referred to as the Vodafone group.

  Any partner may generally transfer a 10% or greater partnership interest to any single person, subject to rights of first refusal held by each other partner, that, together with its wholly-owned subsidiaries, owns more than 20% of our partnership interests. Sales by Verizon Communications and its affiliates are not subject to this right of first refusal. However, so long as Vodafone holds at least 30% of our total outstanding partnership interests, then Vodafone will have an option, at a price that would include a 2% premium, to purchase any partnership interest which Verizon Communications intends to transfer if, as a result of the transfer, a third party would succeed to Verizon Communication’s representative designation rights or Verizon Communications or the transferee becomes unable to report their earnings and results of operations with those of the partnership on a consolidated basis.

     Notwithstanding these exceptions, the partners may not sell partnership interests to specified major competitors of Verizon Communications or Vodafone.

     A transferee of an amount of partnership interests equal to at least 25% of our partnership interests from Vodafone and its wholly-owned subsidiaries is entitled, if so designated by Vodafone, to the rights of Vodafone contained in the partnership agreement and all references to Vodafone would then refer instead to the transferee. Any transferee of an amount of partnership interests equal to at least 20% of our partnership interests from Verizon Communications and its wholly-owned subsidiaries is entitled, if so designated by Verizon Communications, to the rights of Verizon Communications contained in the partnership agreement and all references to Verizon Communications would then refer instead to the transferee. Any transferee described in this paragraph is known as an “exit transferee,” and any transfer to an exit transferee is subject to rights of first refusal as described above.

     The partnership agreement provides that defined instances of a “change in ownership” of a partner will be deemed to be a proposed transfer of the partnership interest to which some of the provisions relating to transfers of partnership interests will apply. Neither Verizon Communications’ nor Vodafone’s right to select representatives, or Vodafone’s approval rights over significant decisions will be transferred to the new holder in the event of a change of control unless the holder is an exit transferee. A spin-off or split-off of an entity holding interests in us by Verizon Communications or Vodafone or their affiliates will not be considered a change in ownership if the partnership interests held by the entity constitute not more than 75% of the fair market value of the entity’s assets.

Investment Agreement

      On April 3, 2000, we, Verizon Communications and Vodafone entered into an investment agreement.

      Vodafone’s Put Right

      Phase I option

     The agreement permits Vodafone to require our company to repurchase from it and its included affiliates partnership interests at a price equal to their market value during a 61-day period opening on June 10th and closing on August 9th in 2003 and/or 2004. The aggregate amount that we are required to purchase upon exercise of this right may not exceed $10 billion. Vodafone did not exercise its put rights during the 61-day period that ended August 9, 2003.

      Phase II option

     The agreement permits Vodafone to require our company to repurchase from it and its included affiliates partnership interests at a price equal to their market value during a 61-day period opening on June 10th and closing on August 9th in July 2005, July 2006 and/or July 2007 in exchange for the consideration described below. The aggregate amount that we are required to purchase upon exercise of this right may not exceed $20 billion less the amount paid in connection with any exercises of the right described in the prior paragraph. In addition, no single exercise of the right may be for an amount in excess of $10 billion. Verizon Communications has the right, exercisable at its sole discretion, to purchase all or a portion of this interest instead of us. However, even if Verizon Communications exercises this right, Vodafone has the option to require us to purchase up to $7.5 billion of this interest redeemable during a 61-day period opening on June 10th and closing on August 9th in 2005, 2006 and/or 2007 with cash or contributed debt.

     Market value will be determined on the date when the notice of exercise is sent. In determining the market value of Vodafone’s interests, we will use an amount agreed to by Verizon Communications and Vodafone or, if they cannot agree, the amount determined by arbitrators. If there has been an initial public offering, the market value will be determined by reference to the trading price of common stock of our managing general partner. The percentage of Vodafone’s interest in the partnership to be sold, in connection with an exercise, shall be reduced to reflect accretion in the market value between the date of the notice and the date of settlement at a rate equal to LIBOR plus 1.0% for the first 30 days and LIBOR plus 2.0% thereafter less any distributions declared by Verizon Wireless and paid to Vodafone with respect to the interest being sold subsequent to the notice. In the event Vodafone seeks to exercise the option for an amount greater than its total ownership, we are required to pay it the value of all of its interests plus for the period between the date of notice and the date of settlement an amount equal to LIBOR plus 1.0% for the first 30 days and LIBOR plus 2.0% thereafter less any distribution declared by Verizon Wireless and paid to Vodafone with respect to the interest being sold subsequent to the notice.

      Verizon Communications’ obligations

     Under the agreement, Verizon Communications has the right to obligate itself or its designee, rather than us, to purchase some or all of the interests covered by the options described above. However, even if Verizon Communications exercises this right, Vodafone has the option to require us to purchase up to $7.5 billion of interests in connection with the phase II option in the form of assumed debt or other consideration, as described below under “—Consideration to be paid upon exercise of the option.” In addition, Verizon Communications is obligated to purchase interests that we fail to repurchase, but its liability for all these failures cannot exceed $5 billion for the phase I option or $10 billion for the phase II option less amounts paid in respect of the phase I option.

      Consideration to be paid upon exercise of the option

     Verizon Communications will have the right to deliver to Vodafone cash or, at Verizon Communications’ option, shares of Verizon Communications common stock. Verizon Communications will be required to grant registration rights to Vodafone with respect to any of these shares of common stock.

     We will be required to pay cash. However, in connection with up to $7.5 billion of interests to be purchased pursuant to the phase II option, Vodafone may require us to assume debt of Vodafone or its designee, or incur debt and distribute the proceeds to Vodafone or its designee. The debt:

  shall be provided by a third-party lender;
  shall mature 10 years after the date of exercise of the option and not require any amortization of principal for at least eight years;
  shall be redeemable at the partnership’s option after eight years;
  except as stated below, shall be nonrecourse to any existing or future partners of the partnership; and
  may be guaranteed, at Vodafone’s sole option, by Vodafone or its designee.

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

      Verizon Communications and Vodafone each have the right at any time to monetize all or part of its investment in us by causing an initial public offering of our equity. The initial public offering would occur through the creation of a general partner that would issue the equity and transfer the proceeds to the selling holder in exchange for partnership interests. The initiating party is required to propose a structure that is designed to preserve our partnership status for tax purposes, does not make us or the public offering vehicle a registered investment company (or, if it did, would have no adverse impact on the rights and obligations of the various parties) and does not modify in any material respect the allocation of governance or economic rights in us. The agreement provides that holders of partnership interests must be permitted to exchange their interests for shares of common stock of the initial public offering vehicle. We had previously announced our intention to undertake an initial public offering of indirect ownership interests in the partnership, subject to market and other conditions. The offering would have been effectuated by Verizon Wireless Inc., a newly formed company that would have contributed the proceeds of its initial public offering of common stock to us in exchange for a partnership interest and becoming our managing general partner. Verizon Wireless Inc. filed a Form S-1 registration statement for the offering with the Securities and Exchange Commission on August 24, 2000 and an amendment to the registration statement on November 28, 2001. Verizon Wireless Inc. withdrew the registration statement on January 29, 2003, stating that the company currently had no significant funding needs that would require it to consummate the offering.

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

      Trademarks and Domain Names

     Verizon Communications has licensed trademarks, service marks, trade names and domain names to us. We are not required to pay any royalties or fees for use of these trademarks, service marks, trade names and domain names. Most notably, Verizon Communications owns the “Verizon” and “Verizon Wireless” brand names and some service offering names. The license agreements grant non-exclusive, non-transferable licenses to use the trademarks, service marks, trade name and domain names in connection with the marketing, advertising, sale and provision of wireless communications goods and services in the U.S., its territories and possessions. We also have the right to sublicense this intellectual property to resellers, vendors, agents, distributors, exclusive dealers and similar persons. The licenses include quality control standards governing our use of the intellectual property.

     The license to use the “Verizon” and “Verizon Wireless” brand names will expire 2 1/2 years after the first day an alternate brand is adopted or Verizon Communications ceases to own any interest in the partnership. Verizon Communications may also terminate upon breach or insolvency or upon our failure to perform any material obligations under the license. In addition, pursuant to the alliance agreement between Verizon Communications and Vodafone, Verizon Communications may direct us, from time to time, to change our brand name and discontinue the use of any brand names that we are then using.

     The license to use some service offering marks will terminate on the date that Verizon Communications ceases to own any interest in the partnership. This license may also be terminated upon 30 days written notice in the event of the partnership’s breach or insolvency.

     Pursuant to the alliance agreement, Verizon Communications will license or transfer to us its rights to various GTE Wireless trademarks, service marks, trade names and other intellectual property regarding the provision of wireless services.

Vodafone Intellectual Property Arrangements

      Patents

     Vodafone Americas, Inc., formerly AirTouch, has assigned various patents regarding the provision of wireless services outright to us or another subsidiary of Verizon Communications. We have granted back to Vodafone Americas, Inc. a royalty free, perpetual, non-exclusive worldwide license to the patents, with the right to sublicense them to third parties. We have agreed that we will not license or otherwise transfer the patents to Verizon Communications, including its other affiliates and subsidiaries, without Vodafone Americas, Inc.’s prior written permission.

      Software License Agreement

     Vodafone Americas, Inc., formerly AirTouch, has also irrevocably assigned and transferred to us some of its software and related rights. We have granted back to Vodafone Americas, Inc. a perpetual worldwide, irrevocable, royalty-free, non-exclusive transferable license to sell, use, copy and otherwise fully exploit the software.

Tower Arrangements

     We generally lease or pay a monthly fee for, rather than own or control, the tower space on which our antennas are located. Prior to the formation of the partnership, Bell Atlantic Mobile, GTE Wireless and Vodafone each entered into separate transactions with different tower management companies to sell or lease on a long-term basis the majority of their communications towers and related assets. In connection with each of these transactions, Bell Atlantic Mobile, GTE Wireless and Vodafone either entered into global leases for, or reserved antenna space on, each of the towers in exchange for a monthly rental or site maintenance payment. In two of the agreements, the tower company entered into separate joint ventures with Bell Atlantic Mobile and GTE Wireless.

     In March 1999, Bell Atlantic Mobile formed a joint venture with Crown Castle to own and operate approximately 1,500 towers, representing substantially all the towers then owned by Bell Atlantic Mobile. In January 2000, GTE Wireless formed a joint venture with Crown Castle to own and operate approximately 2,300 towers, representing substantially all the towers then owned by GTE Wireless not including the towers purchased as part of the Ameritech properties acquisition. These joint ventures are controlled and managed by Crown Castle. In May 2003, Verizon Communications sold all of its interest in the GTE Wireless joint venture to Crown Castle in exchange for an additional interest in the Bell Atlantic Mobile venture. As part of this transaction, Verizon Communications redeemed a portion of its interest in the Bell Atlantic Mobile venture in exchange for a return of certain towers to us. Currently, Crown Castle owns a controlling interest of 62.755% in the joint venture, while Verizon Communications owns a minority interest of 37.245%. The joint venture leases antenna space on the towers to us at monthly rates ranging from $1,242 to $9,724 per tower, with annual increases of 3% or the percentage increase in the consumer price index, whichever is lesser.

Financing Arrangements

     In connection with the alliance agreement, Verizon Communications and Vodafone contributed to us approximately $10 billion of debt, including $6 billion of intercompany obligations incurred by Verizon Communications subsidiaries and $4 billion from Vodafone.

     Existing intercompany loans and any additional intercompany loans that may be made to us to fund future debt financing requirements will be provided by Verizon Communications or its affiliates at interest rates and other terms that will be no less favorable than the interest rates and other terms that we would be able to obtain from third parties, including the public markets, without the benefit of a guaranty by Verizon Communications or any of its affiliates. As of December 31, 2003, the partnership had approximately $10 billion of outstanding indebtedness borrowed from affiliates of Verizon Communications at a weighted average interest rate of 5.2%. This includes a $350 million term note from an affiliate of Verizon Communications that bears a fixed interest rate of approximately 8.9% per year. This term note was made in connection with our acquisition of the wireless assets of Price Communications Wireless on August 15, 2002. It is guaranteed by Price Communications Wireless and matures on the earlier of February 15, 2007 or six months following the occurrence of certain specified events. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Service.”

     We had agreements with an entity owned by Verizon Communications and Vodafone that operated overlapping properties in Chicago, Houston and Richmond that we were required to dispose of pursuant to FCC regulations and which has since been sold. Pursuant to the agreements, we provided transition services and products and employee services and licensed trademarks and copyrighted materials. As of December 31, 2003, the entity has incurred charges and has an outstanding balance due of approximately $160 million, including interest.

Other Services Provided to Verizon Communications

     Since our formation, we have provided tax services to Verizon Communications related to resolving tax disputes and controversies relating to periods prior to our formation. Tax services provided to Verizon Communications were immaterial for the twelve months ended December 31, 2003 and December 31, 2002. For the year ended December 31, 2001 we have charged Verizon Communications a total of approximately $1 million for these services.

     For the years ended December 31, 2003, 2002 and 2001, in the normal course of business, we recorded revenues related to transactions with Verizon Communications affiliated companies of approximately $52 million, $20 million and $39 million, respectively.

Other Services Provided by Verizon Communications

      Direct Telecommunication and Data Processing

     We incurred direct telecommunication and data processing charges of approximately $515 million, $281 million and $201 million for the years ended December 31, 2003, 2002 and 2001, respectively, for services provided by subsidiaries and affiliates of Verizon Communications including, but not limited to the following services: telephone, network interconnection, switching directory assistance, and long distance.

      General Services

     We have agreements with Verizon Communication subsidiaries and affiliates, primarily relating to former GTE entities, for the provision of general management and administrative services, including but not limited to payroll, accounts payable, legal management, tax, accounting, procurement, inventory management, real estate information technology and office telephone services. We incurred total charges of approximately $27 million, $30 million and $31 million for the years ended December 31, 2003, 2002 and 2001, respectively for general management and administrative services.

      Billing Services

     We have an agreement with a subsidiary of Verizon Communications that allows our subscribers to consolidate their wireless and wireline services into one invoice. We have incurred charges of approximately $3 million and $1 million for the years ended December 31, 2003 and 2002, respectively.

      Roaming and Clearinghouse Services

     We incurred charges of approximately $62 million for the year ended December 31, 2001, for roaming settlement, fraud detection and call clearinghouse services provided by GTE Telecommunications Services Incorporated, a subsidiary of Verizon Communications. In February 2002, that subsidiary was sold to an unrelated third-party.

     We have entered into a roaming agreement with a subsidiary of Verizon Communications to permit our subscribers to use its network in Puerto Rico, where we do not have a license to provide services, and to permit its subscribers to roam on our network. Under the agreement, we paid approximately $4 million for the year ended December 31, 2003 and approximately $1 million for the years ended December 31, 2002 and 2001, and received approximately $2 million, $1 million and $3 million for the years ended 2003, 2002 and 2001, respectively.

      Leases

     We incurred charges of approximately $1 million, $2 million and $3 million for the years ended December 31, 2003, 2002 and 2001, respectively, for leases for company vehicles and buildings from subsidiaries of Verizon Communications.

      Sales and Distribution Services

     We incurred charges of approximately $24 million, $18 million and $5 million for the years ended December 31, 2003, 2002 and 2001, respectively, for commissions and other sales expenses related to the sale and distribution of our products and services by subsidiaries and affiliates of Verizon Communications.

      Lockbox Services

     We currently purchase lockbox services from Verizon Communications at market rates. For the years ended December 31, 2003, 2002 and 2001, in the normal course of business, we made lockbox payments of approximately $11 million, $11 million and $5 million, respectively.

      Insurance

     We currently purchase primary casualty insurance and other liability coverage from affiliates of Verizon Communications at market rates. For the years ended December 31, 2003, 2002 and 2001, in the normal course of business, we paid approximately $20 million, $17 million and $8 million, respectively.

      Warranty Repairs

     We incurred charges of approximately $2 million and $1 million for the years ended December 31, 2002 and 2001, respectively, for warranty repairs on cellular handsets provided by Verizon Logistics, a subsidiary of Verizon Communications. We no longer use Verizon Logistics for warranty repairs.

      Other Agreements

     In April 2002, Cellco Partnership sold all of its rights in eight A-block 10 MHz Wireless Communications Service licenses to an affiliate of Verizon Communications for a purchase price of approximately $5 million.

Item 14. Principal Accounting Fees and Services

     In May 2003, the Audit Committee reappointed Deloitte & Touche LLP as the independent public accounting firm to audit our financial statements for the fiscal year ending December 31, 2003. In making this reappointment, the Audit Committee considered whether the audit and non-audit services Deloitte & Touche LLP provides are compatible with maintaining the independence of our outside auditors.

Pre-Approval Policy

     The Audit Committee has established policies and procedures regarding pre-approval of services provided by the independent auditor. At the beginning of the fiscal year, the Committee approves the engagement of the independent auditor to provide audit services based on fee estimates. The Committee also approves proposed audit-related services, tax services and other permissible services, based on specified project and service details, fee estimates, and aggregate fee limits for each service category. The Committee receives a report periodically on the status of services provided or to be provided by the independent auditor and the related fees.

Fees and Services of Deloitte & Touche LLP

     The following table summarizes fees billed to the Company by Deloitte & Touche LLP during 2003 and 2002:

	Year Ended December 31,

(dollars in millions)	2003	2002

Audit Fees (a)	$3.0	$3.5
Audit-Related Fees (b)	2.3	1.7
Tax Services (c)	0.1	0.2
Other Fees (d)	0.7	1.4

Total	$6.1	$6.8

(a)	Includes fees for our consolidated audit, SEC filings and quarterly reviews and other accounting and SEC items.
(b)	Includes fees for partnership audits, employee benefit plan audits, Sarbanes-Oxley readiness and other agreed upon procedures.
(c)	Includes fees for federal and state tax research.
(d)	Includes fees for a network procurement project and other consulting services.

     No services were provided that were approved pursuant to section (c)(7)(ii)(c) of Rule 2-01 of Regulation S-X.

PART IV Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibit Number

3.3	Cellco Partnership Amended and Restated Partnership Agreement dated as of April 3, 2000 (incorporated by reference to Verizon Wireless Inc. Form S-1 (No.333-44394))
3.3.1	Amendment and Joinder to Cellco Partnership Amended and Restated Partnership Agreement dated as of
July 10, 2000 (incorporated by reference to Cellco’s Form S-4 (No. 333-92214))
3.3.2	Amendment to Cellco Partnership Amended and Restated Partnership Agreement dated as of July 24,
2003 (incorporated by reference to Cellco’s Form 10-Q for the quarterly period ended June 30, 2003 (No.
333-92214))
4.1	Indenture dated as of December 17, 2001 among Cellco Partnership and Verizon Wireless Capital LLC as
Issuers and First Union National Bank as Trustee (incorporated by reference to Cellco’s Form S-4 (No.
333-92214))
4.2	Form of global certificate representing the Floating Rate Notes due 2005
4.3	Form of global certificate representing the 5.375%Notes due 2006 (incorporated by reference to Cellco’s
Form S-4 (No. 333-92214))
10.1	U.S. Wireless Alliance Agreement dated September 21, 1999 (incorporated by reference to Bell Atlantic
Corporation Form 10-Q for quarter ended September 30, 1999)
10.2	Amendment to U.S. Wireless Alliance Agreement dated as of April 3, 2000 (incorporated by reference to
Verizon Wireless Inc. Form S-1 (No.333-44394))
10.3	Investment Agreement dated as of April 3, 2000 among Vodafone AirTouch Plc, Bell Atlantic Corporation and Cellco Partnership (incorporated by reference to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.4	Settlement Strategy Agreement dated as of September 21, 1999 by and between Vodafone AirTouch Plc and Bell Atlantic Corporation (incorporated by reference to Verizon Wireless Inc. Form S-1 (No.333-
44394))
10.5	Amendment to Settlement Strategy Agreement dated as of April 3, 2000 (incorporated by reference to
Verizon Wireless Inc. Form S-1 (No.333-44394))
10.6	Form of Indemnity Agreement related to dispositions of conflicted systems (incorporated by reference to
Verizon Wireless Inc. Form S-1 (No.333-44394))
10.7	[Reserved]
10.8	Bell Atlantic Stock Option Program (incorporated by reference to Amendment No.1 to Verizon Wireless
Inc. Form S-1 (No.333-44394))
10.9	Software Assignment and License Agreement dated as of April 3, 2000 between AirTouch
Communications, Inc. and Cellco Partnership (incorporated by reference to Amendment No.1 to Verizon
Wireless Inc. Form S-1 (No.333-44394))
10.10	Intellectual Property Assignment dated as of April 3, 2000 between AirTouch Communications, Inc. and
Cellco Partnership (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1
(No.333-44394))
10.11	Patent License Agreement dated as of April 3, 2000 between AirTouch Communications, Inc. and Cellco
Partnership (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-
44394))

10.12	Transition Services Agreement dated as of April 3, 2000 between Vodafone AirTouch Plc and Cellco
Partnership (incorporated by reference to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.13	Patent License Agreement dated as of April 3, 2000 between Bell Atlantic Cellular Holdings, L.P. and
NYNEX PCS Inc. (collectively, ‘‘Licensors’’), and Cellco Partnership (incorporated by reference to
Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394)).
10.14	Trademark and Domain License Agreement dated as of April 3, 2000 between Licensors and Cellco
Partnership (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-
44394))
10.15	Trademark and Domain License Agreement dated as of April 3, 2000 between Licensors and Cellco
Partnership (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-
44394))
10.16	Trademark and Domain License Agreement dated as of April 3, 2000 between Licensors and Cellco
Partnership (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-
44394))
10.17	Trademark and Domain Name License Agreement dated as of April 3, 2000 between AirTouch
Communications, Inc. and Cellco Partnership (incorporated by reference to Amendment No.1 to Verizon
Wireless Inc. Form S-1 (No.333-44394))
10.18	Verizon Wireless Executive Savings Plan, as amended and restated, effective January 1, 2001 (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.19	[Reserved]
10.20	Bell Atlantic NYNEX Mobile Executive Transition and Retention Retirement Plan, as amended and restated, effective May 19, 2000 (incorporated by reference to Amendment No.1 to Verizon Wireless Inc.
Form S-1 (No.333-44394))
10.21	Vodafone Americas, Inc. Deferred Compensation Plan (formerly AirTouch Communications Deferred
Compensation Plan), as amended and restated, effective as of June 1, 1998 (incorporated by reference to
Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.22	Employment contract dated November 2, 2000 between Dennis Strigl and Verizon Wireless Inc.
(incorporated by reference to Verizon Communications Inc. Exhibit 10f to Form 10-Q for the period ended
September 30, 2000 (No. 001-08606))
10.23	International assignment agreement effective as of April 1, 2002 between Andrew Halford and Vodafone
Group Services Ltd. (incorporated by reference to Cellco’s Form 10-K for the calendar year ended
December 31, 2002 (No.333-92214))
10.24	Extension of international assignment agreement between Andrew Halford and Vodafone Group Services
Ltd. effective as of April 1, 2004
10.25	Employment agreement effective as of April 3, 2000 between Lowell McAdam and Cellco Partnership
(incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.26	Employment agreement effective as of April 3, 2000 between Richard Lynch and Cellco Partnership
(incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.27	Employment agreement effective as of April 3, 2000 between S. Mark Tuller and Cellco Partnership
(incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.28	Separation agreement and Release of Claims dated November 21, 2003 between S. Mark Tuller and Cellco
Partnership
10.29	Employment agreement effective as of January 1, 2004 between Steven E. Zipperstein and Cellco
Partnership
10.30	[Reserved]
10.31	Vodafone Group Pension Scheme Second Definitive Deed and Rules dated May 28, 1999 (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.32	[Reserved]
10.33	Vodafone Group Profit Sharing Scheme Trust Deed dated September 29, 1992 (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.34	Vodafone Group Profit Sharing Scheme Supplemental Deed to the Trust Deed dated March 27, 1998
(incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.35	Rules of the Vodafone Group 1998 Executive Share Option Scheme (July 1998, Final Version)
(incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.36	The Rules of the Vodafone Group Plc Share Option Scheme, as approved on September 14, 1988 and amended from time to time (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form
S-1 (No.333-44394))
10.37	Definitive Agreement between Cellco Partnership and Lucent Technologies Inc. dated March 16, 2001
(incorporated by reference to Cellco’s Form 10-K for the calendar year ended December 31, 2002 (No.333-
92214))[1]

10.38	2000 Verizon Wireless Long-Term Incentive Plan as amended and restated effective July10, 2000
(incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.39	[Reserved]
10.40	[Reserved]
10.41	[Reserved]
10.42	[Reserved]
10.43	[Reserved]
10.44	[Reserved]
10.45	Verizon Communications Inc. Verizon Income Deferral Plan, effective January 1, 2002 (incorporated by reference to Verizon Communications Inc. Form 10-Q for the period ended June 30, (No. 001-2002
08606))
10.46	Vodafone Group Plc 1999 Long Term Stock Incentive Plan (incorporated by reference to Vodafone Group
Plc Annual Report on Form 20-F for the financial year ended March 31, 2001 (No. 001-10086))
10.47	Bell Atlantic Executive Management Retirement Income Plan (restated as of January 1, 1996)
(incorporated by reference to Cellco’s Form 10-K for the calendar year ended December 31, 2002 (No.333-
92214))
10.48	Verizon Wireless Retirement Plan, as amended and restated, effective January 1, 2001 (incorporated by reference to Cellco’s Form 10-K for the calendar year ended December 31, 2002 (No.333-92214))
10.49	Verizon Enterprises Management Pension Plan, as amended and restated, effective January 1, 2002
(incorporated by reference to Cellco’s Form 10-K for the calendar year ended December 31, 2002 (No.333-
92214))
10.50	Verizon Communications Inc. Long-Term Incentive Plan (incorporated by reference to Verizon
Communications Inc. 2001 Proxy Statement filed March 12, 2001 (No. 001-08606))
12	Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Company
24	Powers of Attorney
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Confidential materials appearing in this document have been omitted and filed separately with the Securities and Exchange Commission in accordance with the Securities Act of 1933, as amended, and Rule 406 promulgated thereunder. Omitted information has been replaced with asterisks.

(b) Current Reports on Form 8-K filed during the quarter ended December 31, 2003:

A Current Report on Form 8-K, furnished on October 28, 2003, containing a press release announcing Verizon Communications’ earnings for the third quarter of 2003 and supplemental information about their financial and other projections.

INDEPENDENT AUDITORS’ REPORT

To the Board of Representatives and Partners of
Cellco Partnership d/b/a Verizon Wireless:

We have audited the accompanying consolidated balance sheets of Cellco Partnership d/b/a Verizon Wireless (the “Partnership”) as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive income, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Partnership adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” As discussed in Note 8 to the consolidated financial statements, in 2001 the Partnership adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

/s/ Deloitte & Touche LLP
New York, New York
February 12, 2004

CELLCO PARTNERSHIP
(d/b/a Verizon Wireless)
Consolidated Statements of Operations and
Comprehensive Income (in Millions)

FOR THE YEARS ENDED DECEMBER 31,	2003	2001	2003

OPERATING REVENUE
Service revenue	$ 20,336	$ 17,747	$ 16,011
Equipment and other	2,153	1,726	1,549

Total operating revenue	22,489	19,473	17,560

OPERATING COSTS AND EXPENSES
Cost of service (excluding depreciation and
amortization related to network assets included below)	3,145	2,787	2,651
Cost of equipment	3,315	2,669	2,434
Selling, general and administrative	8,057	7,236	6,701
Depreciation and amortization	3,888	3,293	3,709

Total operating costs and expenses	18,405	15,985	15,495

Operating income	4,084	3,488	2,065
OTHER INCOME (EXPENSES)
Interest expense, net	(614)	(602)	(642)
Minority interests	(166)	(127)	(60)
Equity in income of unconsolidated entities	15	14	6
Other, net	--	4	(3)

Income before provision for income taxes and cumulative effect of a
change in accounting principle	3,319	2,777	1,366
Provision for income taxes	(236)	(193)	(62)

Income before cumulative effect of a change in accounting principle	3,083	2,584	1,304
Cumulative effect of a change in accounting principle	--	--	(4)

NET INCOME	3,083	2,584	1,300

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized loss on derivative financial instruments	(2)	--	(2)
Minimum pension liability adjustments	(35)	(3)	--

COMPREHENSIVE INCOME	$ 3,046	$ 2,581	$ 1,298

See Notes to Consolidated Financial Statements.

CELLCO PARTNERSHIP
     (d/b/a Verizon Wireless)
Consolidated Balance Sheets
(in Millions)

AS OF DECEMBER 31,	2003	2002

ASSETS
Current assets
Cash	$ 137	$ 124
Receivables, net of allowances of $234 and $282	2,123	1,988
Unbilled revenue	310	369
Inventories, net	432	331
Prepaid expenses and other current assets	249	258

Total current assets	3,251	3,070

Property, plant and equipment, net	18,996	17,773
Wireless licenses, net	40,885	40,014
Other intangibles, net	1,079	1,594
Investments in unconsolidated entities	225	225
Deferred charges and other assets, net	397	512

Total assets	$ 64,833	$ 63,188

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Short-term obligations, including current maturities	$ 70	$ 1,576
Due to affiliates, net	6,897	6,580
Accounts payable and accrued liabilities	3,058	2,703
Advance billings	676	536
Other current liabilities	158	139

Total current liabilities	10,859	11,534

Long-term debt	4,029	2,569
Due to affiliates	2,781	2,781
Deferred tax liabilities, net	4,159	4,082
Other non-current liabilities	501	358

Total liabilities	22,329	21,324

Minority interests in consolidated entities	1,541	1,575
Partner’s capital subject to redemption	20,000	20,000

Commitments and contingencies (see Notes 12 and 14)

Partners' capital
Capital	21,005	20,294
Accumulated other comprehensive loss	(42)	(5)

Total partners' capital	20,963	20,289

Total liabilities and partners' capital	$ 64,833	$ 63,188

See Notes to Consolidated Financial Statements.

CELLCO PARTNERSHIP
     (d/b/a Verizon Wireless)
Consolidated Statements of Cash Flows
(in Millions)

FOR THE YEARS ENDED DECEMBER 31,	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 3,083	$ 2,584	$ 1,300
Add: Cumulative effect of a change in accounting principle	--	--	4

Income before cumulative effect of a change in accounting principle	3,083	2,584	1,304
Adjustments to reconcile income before cumulative effect of a change in accounting principle to net cash provided by operating activities:
Depreciation and amortization	3,888	3,293	3,709
Provision for uncollectible receivables, net of recoveries	325	442	649
Provision (benefit) for deferred income taxes	94	59	(49)
Equity in income of unconsolidated entities	(15)	(14)	(6)
Minority interests	166	127	60
Net (gain) loss on sale of assets	(6)	(7)	9
Mark-to-market adjustment - financial instruments	--	--	4
Changes in certain assets and liabilities (net of the effects of purchased and disposed businesses):
Receivables and unbilled revenue, net	(413)	(369)	(978)
Inventories, net	(101)	285	(19)
Prepaid expenses and other current assets	115	122	(207)
Deferred charges and other assets	90	10	52
Accounts payable and accrued liabilities	163	(87)	(437)
Other current liabilities	147	83	86
Other operating activities, net	110	61	3

Net cash provided by operating activities	7,646	6,589	4,180

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,590)	(4,414)	(5,081)
Proceeds from sale of property, plant and equipment	--	11	--
Acquisitions of businesses and licenses, net of cash acquired	(925)	(774)	(626)
Wireless licenses refund (payment)	--	1,740	(1,691)
Distributions from unconsolidated entities	16	11	9
Other investing activities, net	(1)	5	3

Net cash used in investing activities	(5,500)	(3,421)	(7,386)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments to) affiliates	418	(1,309)	4,149
Net change in short-term obligations	(82)	(436)	(34)
Issuance of long-term debt	1,525	--	4,592
Repayments of long-term debt, net	(1,500)	(584)	(4,679)
Distributions to partners	(2,373)	(862)	(691)
Distributions to minority investors, net	(121)	(51)	(20)

Net cash (used in) provided by financing activities	(2,133)	(3,242)	3,317

Increase (decrease) in cash	13	(74)	111
Cash, beginning of year	124	198	87

Cash, end of year	$ 137	$ 124	$ 198

See Notes to Consolidated Financial Statements.

CELLCO PARTNERSHIP
(d/b/a Verizon Wireless)
Consolidated Statements of Changes in Partners’ Capital
(in Millions)

	Capital	Accumulated Other Comprehensive Loss	Total Partners’ Capital

Balance at January 1, 2001	$16,475	$--	$16,475
Net income	1,300	--	1,300
Contributions from partners, net	772	--	772
Unrealized loss on derivative financial instruments	--	(2)	(2)

Balance at December 31, 2001	18,547	(2)	18,545

Net income	2,584	--	2,584
Distribution to partners, net	(837)	--	(837)
Minimum pension liability adjustment	--	(3)	(3)

Balance at December 31, 2002	20,294	(5)	20,289

Net income	3,083	--	3,083
Distributions to partners	(2,373)	--	(2,373)
Other	1	--	1
Unrealized loss on derivative financial instruments	--	(2)	(2)
Minimum pension liability adjustment	--	(35)	(35)

Balance at December 31, 2003	$21,005	$(42)	$20,963

See Notes to Consolidated Financial Statements.

CELLCO PARTNERSHIP
     (d/b/a Verizon Wireless)
Notes to Consolidated Financial Statements

1. Formation of Business and Summary of Significant Accounting Policies

Formation of Business

Cellco Partnership (the “Partnership”) was a general partnership formed by Bell Atlantic Corporation (“Bell Atlantic”) and NYNEX Corporation (“NYNEX”) and began conducting business operations on July 1, 1995 as Bell Atlantic Mobile (“BAM”). On August 14, 1997, Bell Atlantic and NYNEX merged into one company, Bell Atlantic. On June 30, 2000, Bell Atlantic and GTE Corporation (“GTE Corp”) completed a merger of equals under a definitive merger agreement entered into on July 27, 1998 (the “Merger”) and the newly merged entity changed its name to Verizon Communications Inc. (“Verizon”).

In April and June 2000, through the U.S. Wireless Alliance Agreement (the “Alliance Agreement”) dated September 21, 1999, Bell Atlantic, Vodafone Group Plc (“Vodafone”), and GTE Corp agreed to combine their respective U.S. wireless assets into the Partnership and began doing business under the Verizon Wireless brand name. Vodafone contributed its U.S. wireless operations (the “AirTouch Properties”), its 50% ownership interest in PrimeCo Personal Communications L.P. (“PrimeCo”) and approximately $4 billion of debt to the Partnership. Verizon contributed certain GTE Corp. wireless net assets and operations (“GTEW”), as well as its 50% ownership interest in PrimeCo to the Partnership. Verizon and Vodafone’s partnership interests are 55% and 45%, respectively.

The Partnership is the nation’s leading provider of wireless communications in terms of the number of subscribers, network coverage, revenues and operating income. The Partnership provides wireless voice and data services and related equipment to consumers and business customers in its markets. The Partnership has the largest wireless network in the United States covering 49 of the 50 largest metropolitan areas throughout the United States.

Consolidated Financial Statements and Basis of Presentation

The consolidated financial statements of the Partnership include the accounts of its majority-owned subsidiaries and the partnerships in which the Partnership exercises control. Investments in businesses and partnerships in which the Partnership does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method of accounting (see Note 5). All significant intercompany balances and transactions between these entities have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for: allowance for uncollectible accounts receivable, unbilled revenue, fair values of financial instruments, depreciation and amortization, useful life and impairment of assets, accrued expenses, inventory reserves, equity in income (loss) of unconsolidated entities, employee benefits, income taxes, contingencies and allocation of purchase prices in connection with business combinations. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary.

Revenue Recognition

The Partnership earns revenue by providing access to the network (access revenue) and for usage of the network (airtime/usage revenue), which includes roaming and long distance revenue. In general, access revenue is billed one month in advance and is recognized when earned; the unearned portion is classified in advance billings. Airtime/usage revenue, roaming revenue and long distance revenue are recognized when service is rendered and included in unbilled revenue until billed. Equipment sales revenue associated with the sale of wireless handsets and accessories is recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. Effective July 1, 2003, the Partnership adopted the provisions under Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Prior to the adoption, customer activation fees, along with the related costs up to but not exceeding the activation fees, were deferred and amortized over the customer relationship period. Subsequent to the adoption of EITF 00-21, customer activation fees are recognized as part of equipment revenue. The existing deferred balances, prior to the effective date, will continue to be amortized in the statement of operations.

The Partnership’s revenue recognition policies are in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, ‘‘Revenue Recognition in Financial Statements.” SAB No. 104, “Revenue Recognition,” and EITF Issue No. 00-21.

Allowance for Doubtful Accounts

The Partnership maintains allowances for uncollectible accounts receivable for estimated losses resulting from the inability of customers to make required payments. Estimates are based on the aging of the accounts receivable balances and the historical write-off experience, net of recoveries.

Selling, General and Administrative Expenses

In 2003 and 2002, the Partnership classified all site rentals, including tower rentals, and network related salaries as cost of service. The Partnership has reclassified approximately $480 million from selling, general and administrative expense to cost of service for the year ended December 31, 2001.

The Partnership expenses advertising costs as incurred. Total advertising expense amounted to $886 million, $829 million and $719 million for the years ended December 31, 2003, 2002, and 2001, respectively.

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

Capitalized software of $356 million and $305 million and related accumulated amortization of $188 million and $152 million as of December 31, 2003 and 2002, respectively, have been included in deferred charges and other assets, net in the consolidated balance sheets.

Property, Plant and Equipment

Property, plant and equipment primarily represents costs incurred to construct and expand capacity on Mobile Telephone Switching Offices and cell sites. The cost of property, plant and equipment is depreciated over its estimated useful life using the straight-line method of accounting. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease. Major improvements to existing plant and equipment are capitalized. Routine maintenance and repairs that do not extend the life of the plant and equipment are charged to expense as incurred.

Upon the sale or retirement of property, plant and equipment, the cost and related accumulated depreciation or amortization is eliminated from the accounts and any related gain or loss is reflected in the statement of operations and comprehensive income.

Interest expense and network engineering costs incurred during the construction phase of the Partnership’s network and real estate properties under development are capitalized as part of property, plant and equipment and recorded as construction in progress until the projects are completed and placed into service.

Valuation of Assets

Long-lived assets, including property, plant and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. For valuation of intangible assets with indefinite lives see Note 2, “Wireless Licenses and Other Intangibles, Net.”

Financial Instruments

The Partnership uses various financial instruments, including foreign exchange-forward contracts, to manage risk to the Partnership by generating cash flows that offset the cash flows of certain transactions in foreign currencies or underlying financial instruments in relation to their amount and timing. Derivatives are measured at fair value and recognized as either assets or liabilities in the consolidated balance sheets. Changes in the fair values of derivative instruments not used as hedges are recognized in earnings immediately. Changes in the fair values of derivative instruments used effectively as hedges of changes in cash flows are recognized in other comprehensive income (loss) and are recognized in the consolidated statements of operations and comprehensive income when the hedged item affects earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The Partnership’s derivative financial instruments are for purposes other than trading (see Note 8).

Employee Benefit Plans

Pension and postretirement health care, dental and life insurance benefits earned during the year, as well as interest on projected benefit obligations, are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits (see Note 9).

Long-Term Compensation

Effective January 1, 2003, the Partnership adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” prospectively as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and accounts for Value Appreciation Rights (“VARs”) and Restricted Partnership Units (“RPUs”) issued to employees accordingly. There was no material effect on the Partnership’s results of operations or financial position upon the adoption of the fair value recognition provisions SFAS No. 123 as the Partnership was accounting for these awards using a fair value approach under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Partnership records a charge or benefit in the consolidated statements of operations and comprehensive income each reporting period based on the change in fair value of the awards during the period (see Note 10).

Income Taxes

The Partnership is not a taxable entity for federal income tax purposes. Any federal taxable income or loss is included in the respective partners’ consolidated federal return. Certain states, however, impose taxes at the partnership level and such taxes are the responsibility of the Partnership and are included in the Partnership’s tax provision. The consolidated financial statements also include provisions for federal and state income taxes, prepared on a stand-alone basis, for all corporate entities within the Partnership. Deferred income taxes are recorded using enacted tax law and rates for the years in which the taxes are expected to be paid or refunds received. Deferred income taxes are provided for items when there is a temporary difference in recording such items for financial reporting and income tax reporting.

Concentrations

To the extent the Partnership’s customer receivables become delinquent, collection activities commence. No single customer is large enough to present a significant financial risk to the Partnership. The Partnership maintains an allowance for losses based on the expected collectibility of accounts receivable.

The Partnership relies on local and long-distance telephone companies, some of whom are related parties (see Note 13), and other companies to provide certain communication services. Although management believes alternative telecommunications facilities could be found in a timely manner, any disruption of these services could potentially have an adverse impact on operating results.

Although the Partnership attempts to maintain multiple vendors for each required product, its network assets, which are important components of its operations, are currently acquired from only a few sources. If the suppliers are unable to meet the Partnership’s needs as it builds out its network infrastructure and sells service and equipment, delays and increased costs in the expansion of the Partnership’s network infrastructure or losses of potential customers could result, which would adversely affect its operating results.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting partners’ investment that, under generally accepted accounting principles, are excluded from net income. Other comprehensive income is comprised of net unrealized gains (losses) on derivative financial instruments and adjustments to the minimum pension liability (see Notes 8 and 9).

Segments

The Partnership has one reportable business segment and operates domestically only. The Partnership’s products and services are materially comprised of wireless telecommunications services.

Reclassifications

Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements to conform to the current year presentation.

2. Wireless Licenses and Other Intangibles, Net

The Partnership has adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. In conjunction with this adoption, the Partnership has reassessed the useful lives of previously recognized intangible assets. The Partnership’s principal intangible assets are licenses, including licenses associated with equity method investments, which provide the Partnership with the exclusive right to utilize certain radio frequency spectrum to provide wireless communication services. While licenses are issued for only a fixed time, generally 10 years, such licenses are subject to renewal by the Federal Communications Commission (“FCC”). Renewals of licenses have occurred routinely and at nominal cost. Moreover, the Partnership has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the Partnership’s wireless licenses. As a result, the wireless licenses have been treated as an indefinite life intangible asset under the provisions of SFAS No. 142 and have not been amortized but rather were tested for impairment. The Partnership will reevaluate the useful life determination for wireless licenses at least annually to determine whether events and circumstances continue to support an indefinite useful life.

Previous business combinations have been for the purpose of acquiring existing licenses and related infrastructure to enable the Partnership to build out its existing nationwide network. The primary asset acquired in such combinations has been wireless licenses. In the allocation of the purchase price of these previous acquisitions, amounts classified as goodwill have related predominately to the expected synergies of placing the acquired licenses in the Partnership’s national footprint. Further, in purchase accounting, the values assigned to both wireless licenses and goodwill were principally determined based on an allocation of the excess of the purchase price over the acquired net assets. The Partnership believes that the nature of its wireless licenses and related goodwill are fundamentally indistinguishable.

In light of these considerations, on January 1, 2002 amounts previously classified as goodwill, approximately $7,958 million for the year ended December 31, 2001, were reclassified into wireless licenses. Also, assembled workforce, previously included in other intangible assets, is no longer recognized separately from wireless licenses. Amounts for fiscal year 2001 have been reclassified to conform to the presentation adopted on January 1, 2002. In conjunction with this reclassification, and in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” the Partnership recognized a deferred tax liability of approximately $1,627 million related to the difference in the tax basis versus book basis of the wireless licenses. This reclassification, including the related impact on deferred taxes, had no impact on the results of operations of the Partnership. This reclassification and the methodology used to test wireless licenses for impairment under SFAS No. 142, as described in the next paragraph, have been reviewed with the staff of the SEC.

When testing the carrying value of the wireless licenses for impairment, the Partnership determined the fair value of the aggregated wireless licenses by subtracting from enterprise discounted cash flows (net of debt) the fair value of all of the other net tangible and intangible assets of the Partnership including previously unrecognized intangible assets. In addition, the fair value of the aggregated wireless licenses is then subjected to a reasonableness analysis using public information of comparable wireless carriers. If the fair value of the aggregated wireless licenses as determined above had been less than the aggregated carrying amount of the licenses, an impairment would have been recognized. Upon the adoption of SFAS No. 142 and during 2003 and 2002, tests for impairment were performed with no impairment recognized. Future tests for impairment will be performed at least annually and more often if events or circumstances warrant.

Other intangibles, net, which primarily represent acquired customer lists, have a finite useful life of four to eight years and are amortized on an accelerated basis.

The following table presents the adjusted net income that would have been recognized if the amortization expense associated with wireless licenses, including licenses associated with equity method investments, had been excluded in each period shown.

	For the Years Ended December 31,
(Dollars in Millions)	2003	2002	2001

Reported net income	$3,083	$2,584	$1,300
Add: Wireless license amortization, net of tax	--	--	1,032

Adjusted net income	$3,083	$2,584	$2,332

The changes in the carrying amount of wireless licenses are as follows:

(Dollars in Millions)	Wireless Licenses, Net (a)	Wireless Licenses Associated with Equity Method Investments (b)	Total

Balance, net, as of January 1, 2002	$37,741	$168	$37,909
Wireless licenses acquired	2,349	--	2,349
Aggregate impairment losses recognized	--	--	--
Wireless licenses refund	(1,740)	--	(1,740)
Deferred tax liability reclassification	1,627	--	1,627
Other	37		37

Balance, net, as of December 31, 2002	40,014	168	40,182
Wireless licenses acquired	842	--	842
Aggregate impairment losses recognized	--	--	--
Other	29	--	29

Balance, net, as of December 31, 2003	$40,885	$168	$41,053

(a)	Interest costs of $32 and $21 were capitalized in wireless licenses during the years ended December 31, 2003 and 2002, respectively.
(b)	Included in investments in unconsolidated entities.

FCC Auction

In December 2000, the FCC began an auction of Personal Communications Service (“PCS”) licenses that had been awarded in previous license grants but had been cancelled by the FCC and reclaimed from those bidders. The Partnership was the winning bidder for 113 licenses and paid $1.8 billion as a deposit. In August 2001, the Partnership was awarded 33 of the 113 licenses and paid approximately $82 million for them. However, the remaining licenses for which the Partnership was the high bidder were the subject of litigation by the original licensees, NextWave Personal Communications Inc. and NextWave Power Partners, Inc. (collectively “NextWave”).

In January 2002, the Partnership and most other bidders filed a petition with the FCC to refund their deposits on the ground that the FCC could not timely deliver the licenses to them. Consequently, the FCC refunded 85% of the Partnership’s deposit in March 2002 and the remaining deposit in December 2002, after the Partnership dismissed its applications. The NextWave licenses were litigated until January 27, 2003 when the Supreme Court ordered the FCC to return the auction spectrum to NextWave.

Other intangibles, net consist of the following:

	December 31,
(Dollars in Millions)	2003	2002

Customer lists (4-7 yrs.)	$3,425	$3,424
Other (8 yrs.)	2	1

	3,427	3,425
Less: accumulated amortization (a)	2,348	1,831

Other intangibles, net	$1,079	$1,594

(a)	Based solely on the amortized intangible assets existing at December 31, 2003, the estimated amortization expense for the five succeeding fiscal years is as follows:
For the year ended 12/31/04	$469
For the year ended 12/31/05	$462
For the year ended 12/31/06	$131
For the year ended 12/31/07	$12
For the year ended 12/31/08	$4

3. Business Combinations and Other Transactions

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

On August 15, 2002, the Partnership acquired substantially all of the operating assets of Price Communications Wireless, Inc. (“Price”), a subsidiary of Price Communications Corp., pursuant to an agreement dated as of December 18, 2001, as amended. The transaction was valued at $1,702 million, including $550 million ($700 million debt less $150 million cash contributed by Price) in net debt assumed and redeemed. On December 17, 2001 a new limited partnership, Verizon Wireless of the East LP, was formed for the purpose of acquiring the assets to be contributed by Price and subsidiaries of the Partnership. The Partnership contributed certain of its assets to the new limited partnership in exchange for a managing general partner interest and a limited partner interest. In exchange for its contributed assets, Price received a preferred limited partnership interest in Verizon Wireless of the East LP that is exchangeable under certain circumstances into equity of Verizon Wireless (if an initial public offering of such equity occurs) or into common stock of Verizon on the fourth anniversary of the asset contribution if a qualifying initial public offering of Verizon Wireless equity has not occurred prior to such anniversary. Pursuant to the limited partnership agreement, the profits of Verizon Wireless of the East LP are allocated on a preferred basis to Price’s capital account quarterly in an amount up to, but not exceeding, 2.915% per annum (based on the weighted daily average balance of Price’s capital account). Price’s initial capital account balance for its preferred interest was $1,113 million, which is included in minority interests in consolidated entities in the consolidated balance sheets. Verizon Wireless of the East LP is controlled and fully consolidated by the Partnership.

In February 2002, the Partnership acquired certain Dobson Communications Corporation (“Dobson”) wireless operations in California, Georgia, Ohio, Tennessee, and Arizona for approximately $552 million.

Other acquisitions in the years ended December 31, 2003, 2002 and 2001 consisted of various individually immaterial partnership interests and wireless licenses. All of the acquisitions of businesses included above were accounted for under the purchase method of accounting with results of operations included in the consolidated statements of operations from the date of acquisition. Had the acquisitions of businesses been consummated on January 1 of the year preceding the year of acquisition, the results of these acquired operations would not have had a significant impact on the Partnership’s consolidated results of operations for each of the periods presented.

The following table presents information about the Partnership’s acquisitions for the years ended December 31, 2003, 2002 and 2001:

(Dollars in Millions)	Acquisition Date	Purchase Price (a)	Wireless Licenses	Other Intangibles	Net Tangible Assets

2003
Northcoast (b)	May 2003	$762	$754	$--	$8
Various	Various	$177	$88	$1	$88

2002
Price	Aug 2002	$1,702	$1,610	$52	$40
Dobson	Feb 2002	$552	$505	$19	$28
Various	Various	$249	$234	$4	$11

2001
Various	Various	$835	$794	$11	$30

(a)	Purchase price includes cash, assumption of debt, as well as the fair value of assets exchanged, as applicable.
(b)	The allocation of the purchase price is preliminary. However, the Partnership does not believe that future adjustments to the purchase price allocation will have a material effect on the Partnership’s financial position or results of operations.

Tower Transactions

In accordance with the Alliance Agreement, any tower financing transactions accounted for by Verizon as a financing were not contributed to the Partnership. The tower financings associated with BAM and GTEW resulted in the Partnership’s continuing involvement in joint ventures (“JVs”) with Crown Castle International Corporation (“Crown”), which were established through the contribution of communications towers in exchange for cash and equity interests in the JVs. The JVs are controlled and managed by Crown. The JVs were entitled to build and own the first 500 towers built for BAM’s network and the first 500 towers built for GTEW’s network after the date of each agreement; however, the parties agreed to end their obligations related to such towers in 2002. The Partnership leases back a portion of the towers pursuant to lease agreements. The Partnership paid $88 million, $85 million and $76 million to Crown related to payments under operating leases for the years ended December 31, 2003, 2002 and 2001, respectively.

Prior to the acquisition of the AirTouch Properties, Vodafone entered into agreements (“Sublease Agreements”) to sublease all of its unused space on its communications towers to American Tower Corporation (“ATC”) and SpectraSite Holdings, Inc. (“SpectraSite”) in exchange for $955 million. Vodafone also entered into exclusive three-year build-to-suit agreements with ATC and SpectraSite to produce new communications towers in strategic locations. The build-to-suit agreements were assumed by the Partnership upon the closing of the AirTouch Properties acquisition. Several of these transactions closed in phases throughout 2001. The parties agreed to terminate the build-to-suit agreement with SpectraSite in 2002. The build-to-suit agreement with ATC expired in January 2003. As of December 31, 2003, approximately 2,200 towers have been subleased, at the monthly rate of approximately two thousand dollars per tower. In accordance with the Alliance Agreement, all proceeds from the subleases were retained by or remitted to Vodafone. The Sublease Agreements require monthly maintenance fees for the existing physical space used by the Partnership’s wireless equipment. The terms of the Sublease Agreements differ for leased communication towers versus those owned by the Partnership and range from 20 to 99 years. The Partnership paid $54 million, $53 million and $41 million to ATC and SpectraSite pursuant to the Sublease Agreements for the years ended December 31, 2003, 2002 and 2001, respectively.

4. Supplementary Financial Information

Supplementary Balance Sheet Information

	December 31,
(Dollars in Millions)	2003	2002

Receivables, Net:
Accounts receivable	$2,079	$1,937
Other receivables	278	333

	2,357	2,270
Less: allowance for doubtful accounts	234	282

Receivables, net	$2,123	$1,988

	December 31,
(Dollars in Millions)	2003	2002

Property, Plant and Equipment, Net:
Land and improvements	$103	$94
Buildings (8-40 yrs.)	4,414	3,768
Wireless plant equipment (3-15 yrs.)	24,759	21,804
Rental equipment (1 yr.) (a)	--	162
Furniture, fixtures and equipment (5 yrs.)	2,508	2,703
Leasehold improvements (5 yrs.)	855	798

	32,639	29,329
Less: accumulated depreciation	13,643	11,556

Property, plant and equipment, net (a)(b)	$18,996	$17,773

(a)	At March 31, 2003, all rental equipment was retired; therefore, the cost and related accumulated depreciation have been removed from the consolidated balance sheet.
(b)	Construction-in-progress included in certain of the classifications shown in property, plant and equipment, principally wireless plant equipment, amounted to $727 and $837 at December 31, 2003 and 2002, respectively.
(c)	Interest costs of $44 and $56 and network engineering costs of $197 and $203 were capitalized during the years ended December 31, 2003 and 2002, respectively.

	December 31,
(Dollars in Millions)	2003	2002

Accounts Payable and Accrued Liabilities:
Accounts payable	$2,227	$1,901
Accrued liabilities	831	802

Accounts payable and accrued liabilities	$3,058	$2,703

Supplementary Statements of Operations Information

	For the Years Ended December 31,
(Dollars in Millions)	2003	2002	2001

Depreciation and Amortization:
Depreciation of property, plant and equipment, net	$3,281	$2,673	$1,939
Amortization of wireless licenses, net	--	--	1,086
Amortization of other intangibles, net	517	551	634
Amortization of deferred charges and other assets, net	90	69	50

Total depreciation and amortization	$3,888	$3,293	$3,709

Interest Expense, Net:
Interest expense	$(702)	$(703)	$(764)
Interest income	12	24	13
Capitalized interest	76	77	109

Interest expense, net	$(614)	$(602)	$(642)

Supplementary Cash Flows Information

	For the Years Ended December 31,
(Dollars in Millions)	2003	2002	2001

Net cash paid (refunds received) for income taxes	$152	$(46)	$160
Interest paid, net of amounts capitalized	$616	$618	$634
Supplemental investing and financing non-cash transactions:
Net assets transferred from (to) affiliate	$--	$26	$(25)
Equity contribution and conversion of affiliate payable	$--	$--	$1,488
Business combinations and other acquisitions:
Cash paid	$925	$774	$626
Debt and net liabilities assumed, less cash	14	616	209
Minority interest (preferred return) issued	--	1,113	--

Fair value of assets acquired	$939	$2,503	$835

5. Investments in Unconsolidated Entities

The Partnership owns, directly or indirectly, non-controlling interests in the following unconsolidated entities, which are accounted for using the equity method of accounting. The assets, liabilities and the results of operations of the unconsolidated entities, in the aggregate, are immaterial to the Partnership’s consolidated financial position and results of operations.

	Partnership’s Ownership Interest December 31,
	2003	2002

Investee
Bristol Bay Cellular Partnership	50.00%	50.00%
Iowa RSA No. 2 Limited Partnership	49.50%	49.50%
Badlands Cellular of North Dakota Limited Partnership	49.00%	49.00%
San Isabel Cellular of Colorado Limited Partnership	49.00%	49.00%
Northstar Paging/Holding LTD	48.45%	48.45%
Iowa 8 – Monona Limited Partnership	44.92%	44.92%
GTE Mobilnet of Indiana RSA #6 Limited Partnership	43.75%	43.75%
New York RSA 2 Cellular Partnership	42.86%	42.86%
St. Lawrence Seaway RSA Cellular Partnership	40.00%	40.00%
Illinois Valley Cellular RSA 2-I Partnership	40.00%	40.00%
Illinois Valley Cellular RSA 2-III Partnership	40.00%	40.00%
Indiana RSA #1 Limited Partnership	40.00%	40.00%
Mohave Cellular Limited Partnership	33.33%	33.33%
GTE Mobilnet of Texas RSA #17 Limited Partnership	31.92%	31.92%
California RSA No. 3 Limited Partnership	27.72%	27.72%
Cal-One Cellular Limited Partnership	22.48%	22.48%
Missouri RSA 9B1 Limited Partnership	14.70%	14.70%
Missouri RSA 9B1 Tower Holdings LLC	14.70%	14.70%
Jacksonville MSA Limited Partnership	14.24%	14.24%
RSA 7 Limited Partnership	14.14%	14.14%
RSA 1 Limited Partnership	(a)	9.14%
Virginia RSA 2 Limited Partnership	4.99%	4.99%
Wisconsin RSA #8 Limited Partnership	2.00%	2.00%
Virginia 10 RSA Limited Partnership	(b)	1.00%

(a)	This investment was sold in 2003. The Partnership received proceeds of $1 million and recorded an immaterial gain.
(b)	In February 2003, the Partnership purchased an additional 66% general partnership interest in this entity for an immaterial amount, bringing its total interest to 67%. The operating results of the entity are consolidated.

The Partnership utilizes the equity method of accounting for certain partnerships where it owns less than 20% as it maintains the ability to exercise significant influence over operating and financial policies.

6. Debt

	December 31,
(Dollars in Millions)	2003	2002

Short-term debt consists of the following:
Floating rate notes	$-	$1,500
Credit facility	-	24
Capital lease obligations	68	45
Other	2	7

	70	1,576

Long-term debt consists of the following:
Fixed rate notes, net of discount	2,493	2,490
Floating rate notes	1,525	-
Capital lease obligations (see Note 12)	11	77
Other	-	2

	4,029	2,569

Total debt	$4,099	$4,145

Fixed and Floating Rate Notes

In December 2001, the Partnership and Verizon Wireless Capital LLC, a wholly owned subsidiary of the Partnership, co-issued a private placement of $1.5 billion floating rate notes, maturing in December 2003, and $2.5 billion fixed rate notes, maturing in December 2006. The net cash proceeds were used to reduce outstanding amounts of the Partnership’s credit facility. Verizon Wireless Capital LLC, a Delaware limited liability company, was formed for the sole purpose of facilitating the offering of the notes and additional debt securities of the Partnership. Other than acting as co-issuer of the Partnership indebtedness, Verizon Wireless Capital LLC has no material assets, operations or revenues. The Partnership is joint and severally liable with Verizon Wireless Capital LLC for the notes.

On July 10, 2002, the Partnership filed a registration statement on Form S-4 to exchange the privately placed notes for a new issue of notes with identical terms registered under the Securities Act of 1933. The registration statement was declared effective and the exchange offer was commenced on October 11, 2002. The exchange offer expired and closed on November 12, 2002.

On November 17, 2003, the Partnership and Verizon Wireless Capital LLC co-issued another private placement of $1.5 billion floating rate notes. The net proceeds from the sale of the notes were used to repay the original $1.5 billion floating rate notes that matured in December 2003 and a $24 million credit facility. The new floating rate notes mature in May 2005 and bear interest at a rate equal to three-month LIBOR plus 0.07% (1.24% at December 31, 2003) due quarterly in arrears. The $2.5 billion, net of a $12 million discount, fixed rate notes bear interest at a rate of 5.375% due semi-annually on each June 15 and December 15. The discount is amortized using the effective interest method. Net capitalized debt issuance costs, included in deferred charges and other assets, net in the 2003 and 2002 consolidated balance sheets, amounted to $6 million and $9 million, respectively, and are amortized in the consolidated statements of operations and comprehensive income using the straight-line method.

Both the floating and fixed rate notes are unsecured and unsubordinated obligations. The Partnership may not redeem the floating rate notes at any time prior to maturity; however, the fixed rate notes can be redeemed at any time at a purchase price equal to 100% of the principal amount plus the following: i) accrued interest, ii) unpaid interest on the principal amount being redeemed to the redemption date, and iii) an additional premium. These notes are non-recourse against any existing or future partners of the Partnership and contain customary events of default and customary non-financial covenants. The Partnership was in compliance with all covenants at December 31, 2003.

7. Due from/to Affiliates

	December 31,
(Dollars in Millions)	2003	2002

Short-term portion consists of the following:
Receivable from affiliates	$(164)	$(63)
Demand notes due to affiliate	7,061	6,643

	6,897	6,580
Long-term portion consists of the following:
Term notes payable to affiliates	2,781	2,781

Total due to affiliates	$9,678	$9,361

Receivable from Affiliates

The Partnership has agreements with certain Verizon subsidiaries and affiliates for the provision of services in the normal course of business, including but not limited to direct and office telecommunications and general and administrative services.

Demand Notes Due to Affiliate

The Partnership has an agreement with Verizon’s wholly-owned financing affiliate, Verizon Global Funding (“VGF”) under which it could borrow, regularly on an uncommitted basis, up to an agreed upon amount for working capital and other general partnership purposes. Amounts payable to VGF are offset on a daily basis by cash available in the Partnership’s cash accounts. At December 31, 2003, the maximum amount available from VGF was $15.9 billion. Under the terms of the agreement, all demand notes are payable to VGF on demand.

In 2002, the Partnership received refunds of approximately $1,740 million from the FCC pertaining to the disputed wireless spectrum licenses (see Note 2). The refunds were used to reduce the debt payable to VGF.

Demand note borrowings from VGF will fluctuate based upon the Partnership’s working capital and other funding requirements. Interest on the demand note borrowings is generally based on a blended interest rate calculated by VGF using fixed rates and variable rates applicable to borrowings by VGF to fund the partnership and other entities affiliated with Verizon. The weighted average interest rate for all demand note borrowings from VGF was 5.0% for the years ended December 31, 2003 and 2002.

Term Notes Payable to Affiliates

At December 31, 2003, approximately $2,431 million of term note borrowings from Verizon’s subsidiaries and affiliates are due in 2009. The Partnership must make quarterly prepayments to the extent that its former Ameritech markets generate excess cash flow, as defined in the term notes. Management does not anticipate such excess cash flow within fiscal 2004; hence the entire amount is classified as long term. Interest on the term note borrowings ranged from 4.56% to 6.48% and 4.26% to 5.57% in 2003 and 2002, respectively. The term notes contain limited, customary non-financial covenants and events of default. The Partnership was in compliance with all covenants and restrictions at December 31, 2003.

In conjunction with the acquisition of the operating assets of Price (see Note 3), in August 2002, Verizon Wireless of the East LP, a subsidiary of the Partnership, obtained a $350 million term note from Verizon Investments Inc., a wholly-owned subsidiary of Verizon. The funds were used to partially fund the redemption of the debt assumed from Price. The term note bears interest at a fixed rate of approximately 8.9% per year. Interest is payable quarterly in arrears. The term note is non-recourse to the partners of Verizon Wireless of the East LP and is guaranteed by Price. It matures four and one-half years after the closing of the Price acquisition (February 15, 2007) or six months following the occurrence of certain specified events.

8. Financial Instruments

Fair Value

The carrying amounts and fair values of the Partnership’s financial instruments as of December 31 consist of the following:

	December 31,
	2003		2002

(Dollars in Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Credit facility	$-	$-	$24	$24
Fixed rate notes	$2,493	$2,666	$2,490	$2,626
Floating rate notes	$1,525	$1,512	$1,500	$1,500
Foreign exchange-forward contracts	$18	$18	$35	$35
Partner’s capital subject to redemption	$20,000	$20,000	$20,000	$20,000

The Partnership’s trade receivables and payables, and debt maturing within one year are short term in nature. Accordingly, these instruments’ carrying value approximates fair value. The fair values of foreign exchange-forward contracts are determined using quoted market prices. The fair value of the credit facility is considered to be equivalent to the carrying value as the interest rates are based upon variable rates. A discounted future cash flows method is used to determine the fair value of the fixed and floating rate notes.

Derivatives

The Partnership maintains foreign exchange-forward contracts to hedge foreign currency transactions; specifically Japanese Yen denominated capital lease obligations. The Partnership had approximately $76 million and $120 million of foreign exchange contracts outstanding relating to foreign currency denominated capital lease obligations at December 31, 2003 and 2002, respectively. The contracts are designated as cash flow hedges and currently expire at various dates through April 2005. The foreign exchange-forward contracts generally require the Partnership to exchange U.S. dollars for Yen at maturity of the Japanese Yen denominated obligations, at rates agreed to at inception of the contracts.

The Partnership could be at risk for any currency related fluctuations if the counterparties do not contractually comply. Should the counterparties not comply, the ultimate impact, if any, will be a function of the difference in the cost of acquiring Yen at the time of delivery versus the contractually agreed upon price.

Effective January 1, 2001, the Partnership adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its correcting amendments under SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” The initial impact of adoption on the Partnership’s consolidated financial statements was recorded as a cumulative transition adjustment. A charge of $4 million was recorded to earnings as a cumulative effect of a change in accounting principle for derivatives not designated as hedges and a cumulative charge of $2 million was recorded to other comprehensive income (loss) for derivatives designated as cash flow-type hedges in our consolidated financial statements. The recognition of assets and liabilities in the consolidated balance sheets was immaterial.

The ongoing effect of adoption on the Partnership’s consolidated financial statements will be determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period. For derivatives not designated as hedges, the Partnership recorded an immaterial gain for the year ended December 31, 2002 and a $4 million loss for the year ended December 31, 2001. These are included in other, net in the 2002 and 2001 consolidated statements of operations, respectively. The impact to other comprehensive income (loss) for derivatives designated as cash flow-type hedges was a $2 million loss for the year ended December 31, 2003, and was immaterial for the years ended December 31, 2002 and 2001.

9. Employee Benefit Plans

Pension and Postretirement Benefits

The Partnership provides pension benefits to certain eligible employees hired before January 1, 2001 or to certain employees who were participants in a defined benefit pension plan formerly sponsored by legacy companies under the “Verizon Wireless Retirement Plan” and the “Retiree Medical, Dental and Life Plan,” which consists of the former Upstate Cellular Network Pension Plan and AirTouch Pension Plan. These plans include a qualified pension plan, a nonqualified pension plan and a postretirement benefit plan. The Partnership uses a measurement date of December 31 to determine pension and postretirement measurements for the pension and postretirement benefit plans.

The following information summarizes activity in the pension and postretirement benefit plans:

Obligations and Funded Status

(Dollars in Millions)	Pension Benefits		Postretirement Benefits

For the Years Ended December 31,	2003	2002	2003	2002

Benefit Obligation
Benefit obligation at January 1	$109	$92	$30	$25
Service cost	18	19	1	1
Interest cost	7	7	2	1
Actuarial loss, net	12	3	8	4
Benefits paid	(15)	(13)	(1)	(1)
Plan amendments	--	1	--	--
Curtailments	--	--	--	--

Benefit obligation at December 31	$131	$109	$40	$30

Change in Plan Assets
Fair value of plan assets at January 1	$101	$124	$--	$--
Actual return on plan assets	18	(11)	--	--
Employer contributions	3	1	1	--
Benefits paid	(15)	(13)	(1)	--

Fair value of plan assets at December 31	$107	$101	$--	$--

Funded Status
Funded status at December 31	$(24)	$(8)	$(40)	$(30)
Unrecognized net actuarial loss	45	51	14	5
Unrecognized prior service cost	1	1	--	--

Net amount recognized at December 31	$22	$44	$(26)	$(25)

Amounts recognized in the December 31
Consolidated Balance Sheet consist of:
Prepaid pension costs	$23	$47	$--	$--
Intangible asset	1	--	--	--
Accrued benefit liability	(41)	(6)	(26)	(25)
Accumulated other comprehensive loss	39	3	--	--

Net amount recognized	$22	$44	$(26)	$(25)

The accumulated benefit obligation for all defined benefit pension plans was $125 and $101 million at December 31, 2003 and 2002, respectively.

Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

	December 31,
(Dollars in Millions)	2003	2002(a)

Projected benefit obligation	$131	$8
Accumulated benefit obligation	$125	$7
Fair value of plan assets	$107	$-

(a)	For the year ended December 31, 2002, only the nonqualified pension plan had an accumulated benefit obligation in excess of plan assets.

Net Periodic Benefit Cost

(Dollars in Millions)	Pension Benefits			Postretirement Benefits

For the Years Ended December 31,	2003	2002	2001	2003	2002	2001

Benefit Cost
Service cost	$18	$19	$20	$1	$1	$1
Interest cost	7	7	5	2	1	1
Expected return on plan assets	(8)	(10)	(12)	-	-	-
Amortization of actuarial loss, net	8	4	-	-	-	-
Recognized curtailments gain	-	-	(5)	-	-	-

Net periodic benefit cost	$25	$20	$8	$3	$2	$2

Additional Information

(Dollars in Millions)	Pension Benefits
For the Years Ended December 31,	2003	2002	2001

Increase in minimum liability included in other comprehensive income	$35	$3	$-

Assumptions

The weighted-average assumptions used in determining benefit obligations for both pension and postretirement benefits are as follows:

	At December 31,
	2003	2002

Discount rate	6.25%	6.75%
Rate of future increases in compensation	5.50%	5.50%

The weighted-average assumptions used in determining net periodic benefit cost for both pension and postretirement benefits are as follows:

	For the Years Ended December 31,
	2003	2002	2001

Discount rate	6.75%	6.75%	7.25%
Expected long-term return on plan assets	8.50%	9.25%	9.25%
Rate of compensation increase	5.50%	5.50%	5.50%

The actuarial assumptions used are based on market interest rates, past experience, and management’s best estimate of future economic conditions. The expected return on plan assets was determined based on the long-term historical returns and the mix of the securities in the plan.

The assumed postretirement health care cost trend rates are as follows:

	At December 31,
	2003	2002

Health care cost trend rate assumed for next year	9.50%	8.00%
Rate to which cost trend rate gradually declines	5.00%	5.00%
Year the rate reaches level it is assumed to remain thereafter	2013	2005

Assumed health care trend rates have a significant effect on the amounts reported for the postretirement benefits. A one-percentage point change in the Partnership’s health care cost trend rate would have the following effects:

	One-Percentage Point
(Dollars in Millions)	Increase	Decrease

Effect on 2003 total of service and interest cost components	$1.0	$(0.2)
Effect on postretirement benefit obligation as of December 31, 2003	$5.9	$(2.7)

Plan Assets

The weighted-average fair value asset allocations for the qualified pension plan by asset category are as follows:

	At December 31,
	2003	2002

Asset Category
Equity securities	61.1%	58.3%
Debt securities	38.9%	41.7%

Total	100.0%	100.0%

The Partnership’s investment strategy combines a balanced mix of equity and debt securities in index funds. The weighted-average target asset allocations are 60% in equity and 40% in debt securities for 2003 and 2002. The funds are rebalanced to target weightings by monitoring cash flows and market values of existing investments. Funds are rebalanced when market conditions cause market valuations to move outside tolerance limits specified by the pension plan's investment policy.

Cash Flows

The Partnership expects to contribute $12 million to the qualified pension plan and an immaterial amount to both the non-qualified pension and postretirement benefit plans in 2004.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(Dollars in Millions)	Pension Benefits	Postretirement Benefits

2004	$12	$2
2005	12	2
2006	12	2
2007	11	2
2008	12	3
Years 2009-2013	45	14

GTEW Benefit Plans

Upon completion of the Merger, the assets and obligations for benefits pertaining to GTE Corp.’s pension and postretirement plans remained with Verizon. The plans include former employees of GTEW; therefore, the Partnership reimburses Verizon for GTEW’s share of the cost of these plans. Beginning in 2001, the Partnership and Verizon established a new billing agreement for the period commencing January 1, 2001 and ending December 31, 2004. The allocation is based on the proportion of GTEW active salary and number of employees at the Partnership to the total Verizon active salary and number of employees for Non-Network Services pension and postretirement plans, respectively, plus an additional $2 million per year to cover the cost of the pension benefit improvement. The Partnership recognized pension and postretirement benefit expense of $16 million, $13 million and $11 million for the years ended December 31, 2003, 2002 and 2001, respectively, for former GTEW employees.

Employee Savings and Profit Sharing Retirement Plans

The Partnership maintains the Verizon Wireless Savings and Retirement Plan (the “VZW Plan”) for the benefit of its employees. Effective January 1, 2001, employees of the Partnership are eligible to participate as soon as practicable following their commencement of employment.

Beginning in 2002, under the employee savings component of the VZW Plan, employees may contribute, subject to IRS limitations, up to a total of 25% of eligible compensation, on a before-tax or after-tax basis, or as a combination of before-tax and after-tax contributions, under Section 401(k) of the Internal Revenue Code of 1986, as amended. In 2001, employees were able to contribute up to a total of 16% of eligible compensation. The Partnership matches 100% of the first 6% of an employee’s contributions (75% in the case of former GTE employees who continue to participate in the GTE pension plan). The Partnership recognized approximately $82 million, $71 million and $70 million of expense related to matching contributions for the years ended December 31, 2003, 2002 and 2001, respectively.

Beginning in 2001, under the profit sharing component of the VZW Plan the Partnership may elect, at the sole discretion of the Human Resources Committee of the Board of Representatives (the “HRC”), to contribute an additional amount to the accounts of employees who have completed at least 12 months of service by December 1, 2001 in the form of a profit sharing contribution. The HRC declared profit sharing contributions of 3% of employees’ eligible compensation for 2003 and 2002 and 2% for 2001. The Partnership recognized approximately $54 million, $47 million and $35 million of expense related to profit sharing contributions for 2003, 2002 and 2001, respectively.

10. Long-Term Incentive Plan

The 2000 Verizon Wireless Long-Term Incentive Plan (the “Plan”) provides compensation opportunities to eligible employees and other participating affiliates of the Partnership. The Plan provides rewards that are tied to the long-term performance of the Partnership. Under the Plan, VARs and RPUs are granted to eligible employees. The aggregate number of VARs and/or RPUs that may be issued under the Plan is 343,300,000.

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

On July 24, 2003, the Verizon Wireless Board of Representatives approved a long-term incentive grant of RPUs to all eligible employees. RPUs are very similar to restricted stock in that at the time of vesting, each RPU will be worth the entire value of the unit and not just the value between the grant price and the exercise price. The RPUs will vest in full on December 31, 2005. The value of RPUs is tied to the estimated fair value of the Partnership. The final value of the grant will be adjusted based on the Partnership’s performance through December 31, 2005. Following the vest date, the RPUs will be automatically exercised and cashed out as soon as administratively practicable.

The Partnership employs standard valuation techniques to arrive at the fair value of the Partnership. These standard valuation techniques include both the income approach and the market approach. The income approach uses future net cash flows discounted at market rates of return to arrive at an indication of fair value. The market approach compares the financial condition and operating performance of the enterprise being appraised with that of publicly traded enterprises in the same or similar lines of business thought to be subject to corresponding business and economic risks, and environmental and political factors to arrive at an indication of fair value.

Compensation expense resulting from the Plan was $97 million, $20 million and $4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Awards outstanding at December 31, 2003, 2002 and 2001 under the Plan are summarized as follows:

	RPUs (a)		VARs (a)	Weighted Average Exercise Price of VARs (a)	Vested VARs(a)

Outstanding, January 1, 2001			27,885,232	$29.31	2,218,305
Granted			54,600,530	17.33
Exercised			(105,312)	12.91
Cancelled			(2,728,248)	27.76

Outstanding, December 31, 2001			79,652,202	21.17	1,129,602
Granted			53,980,943	9.10
Exercised			(63,101)	11.46
Cancelled			(6,652,385)	17.87

Outstanding, December 31, 2002			126,917,659	16.22	1,403,298
Granted	16,908,800	(b)	141,895	10.22
Exercised	-		(6,150)	8.92
Cancelled	(508,723)		(7,244,464)	14.63

Outstanding, December 31, 2003	16,400,077		119,808,940	$16.31	26,345,600

(a)	The weighted average exercise price is presented in actual dollars; VARs and RPUs are presented in actual units.
(b)	The weighted average grant-date fair value of RPUs granted during 2003 was $11.07.

The following table summarizes the status of the Partnership’s VARs as of December 31, 2003:

	VARs Outstanding			VARs Vested

Range of Exercise Prices	VARs	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	VARs	Weighted Average Exercise Price

$8.74 - $14.79	47,896,427	8.45	$8.77	770,479	10.60
$14.80 - $22.19	47,098,167	7.70	16.75	760,775	16.99
$22.20 - $30.00	24,814,346	6.47	30.00	24,814,346	30.00

Total	119,808,940		$16.31	26,345,600	$29.06

11. Income Taxes

The provision for income taxes consists of the following:

	For the Years Ended December 31,
(Dollars in Millions)	2003	2002	2001

Current tax provision:
Federal	$116	$108	$83
State and local	26	26	28

	142	134	111

Deferred tax provision (benefit):
Federal	63	47	(38)
State and local	31	12	(11)

	94	59	(49)

Provision for income taxes	$236	$193	$62

A reconciliation of the income tax provision computed at the statutory tax rate to the Partnership’s effective tax rate is as follows:

	For the Years Ended December 31,
(Dollars in Millions)	2003	2002	2001

Income tax provision at the statutory rate	$1,162	$972	$478
State income taxes, net of U.S. federal benefit	53	30	16
Amortization of goodwill	-	-	36
Partnership income not subject to federal or state income taxes	(979)	(810)	(468)
Other, net	-	1	-

Provision for income tax	$236	$193	$62

Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. The significant components of the Partnership’s deferred tax assets and (liabilities) are as follows:

	December 31,
(Dollars in Millions)	2003	2002

Deferred tax assets:
Bad debt	$9	$14
Accrued expenses	10	10
Net operating loss carryover	58	58
Other	2	-

Total deferred tax assets	$79	$82

Deferred tax liabilities:
Property, plant and equipment	$(424)	$(315)
Intangible assets	(3,710)	(3,740)
Other	(85)	(85)

Total deferred tax liabilities	$(4,219)	$(4,140)

Net deferred tax asset-current	$19	$24
Net deferred tax liability-non-current	$(4,159)	$(4,082)

Net operating loss carryovers of $151 million expire at various dates principally from December 31, 2017 through December 31, 2020.

12. Leases

Operating Leases

The Partnership has entered into operating leases for facilities and equipment used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. For the years ended December 31, 2003, 2002 and 2001, the Partnership recognized rent expense related to payments under these operating leases of $468 million, $406 million and $338 million, respectively, in cost of service and $255 million, $241 million and $220 million, respectively, in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive income.

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

Future minimum payments under these and other capital lease obligations, a portion of which are payable in Japanese Yen, less imputed interest, and the aggregate future minimum rental commitments under noncancellable operating leases, excluding renewal options for the periods are as follows:

(Dollars in Millions)	Operating Leases	Capital Leases

Years
2004	$571	$73
2005	514	9
2006	427	-
2007	319	-
2008	237	-
2009 and thereafter	502	-

Total minimum payments	$2,570	82

Less: imputed interest		3

Obligations under capital leases		79
Less: current capital lease obligations		68

Long-term capital lease obligations at December 31, 2003		$11

13. Other Transactions with Affiliates

In addition to transactions with affiliates in Notes 7 and 9, other significant transactions with affiliates are summarized as follows:

	For the Years Ended December 31,
(Dollars in Millions)	2003	2002	2001

Revenue related to transactions with affiliated companies	$52	$20	$39
Cost of service (a)	$516	$281	$265
Certain general and administrative expenses (b)	$83	$81	$49
Interest expense, net	$513	$499	$504

(a)	Affiliate cost of service primarily represents cost of long distance, direct telecommunication and roaming charges from transactions with affiliates.
(b)	Affiliate general and administrative expenses were the result of direct billings.

Under the terms of the partnership agreement between Verizon and Vodafone, the Partnership is required to make annual distributions to its partners to pay taxes. Additionally, the Partnership is required, subject to compliance with specified financial tests, to pay distributions to the partners based upon a calculation specified in the partnership agreement.

Based on the financial tests performed, the Partnership made a $1,441 million distribution to the partners in February 2004 for the period July through December 31, 2003. In August 2003, a $1,148 million distribution was made to the partners for the period January through June 30, 2003. In February 2003, a $1,113 million distribution was made to the partners for the period July through December 31, 2002. Concurrent with this payment, the Partnership made a supplemental distribution in 2003 of $112 million to the partners with respect to the period from April 2000 to June 30, 2002. In August 2002, an $862 million distribution was made to the partners for the period January through June 30, 2002. In February 2001, a $691 million distribution was made to the partners for the period July through December 31, 2000. There have been no distributions made in respect of the 2001 calendar year due to the financial tests mentioned above.

In December 2002, a 57.13% partnership interest in Pennsylvania RSA6 (B1), valued at approximately $24 million, was contributed to the Partnership from Verizon. In December 2001, approximately $25 million of proceeds related to the sale of an asset associated with an overlap property were received by Verizon and Vodafone. In connection with the sale of overlapping properties by Verizon in 2001 and 2000, non-cash proceeds of approximately $1.5 billion were generated and were fully utilized for the purchase of certain properties. In accordance with the Alliance Agreement with Vodafone, in the first quarter of 2001, the Partnership recorded an equity contribution from Verizon, relieving the affiliate payable (see Note 4).

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

14. Commitments and Contingencies

Under the terms of the investment agreement entered into among the Partnership, Verizon and Vodafone on April 3, 2000, Vodafone may require the Partnership to purchase up to an aggregate of $20 billion of Vodafone’s interest in the Partnership, at its then fair market value, with up to $10 billion redeemable during a 61-day period opening on June 10th and closing on August 9th in 2003 and/or 2004 and the remainder, not to exceed $10 billion in any one year, during a 61-day period opening on June 10th and closing on August 9th in 2005, 2006 and/or 2007. Verizon has the right, exercisable at its sole discretion, to purchase all or a portion of this interest instead of the Partnership. However, even if Verizon exercises this right, Vodafone has the option to require the Partnership to purchase up to $7.5 billion of this interest redeemable during a 61-day period opening on June 10th and closing on August 9th in 2005, 2006 and/or 2007 with cash or contributed debt. Accordingly, $20 billion of partners’ capital has been classified as redeemable on the accompanying condensed consolidated balance sheets. Vodafone did not exercise its put rights during the 61-day period that ended August 9, 2003.

The Alliance Agreement contains a provision, subject to specified limitations, that requires Vodafone and Verizon to indemnify the Partnership for certain contingencies, excluding PrimeCo contingencies, arising prior to the formation of Verizon Wireless.

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

All of the above matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate liability with respect to these matters at December 31, 2003 cannot be ascertained. The potential effect, if any, on the consolidated financial statements of the Partnership, in the period in which these matters are resolved, may be material.

In addition to the aforementioned matters, the Partnership is subject to various other legal actions and claims in the normal course of business. While the Partnership’s legal counsel cannot give assurance as to the outcome of each of these other matters, in management’s opinion, based on the advice of such legal counsel, the ultimate liability with respect to any of these actions, or all of them combined, will not materially affect the consolidated financial statements of the Partnership.

On March 19, 2001, the Partnership awarded a three-year, approximately $5 billion supply contract to telecommunications equipment maker Lucent Technologies Inc. (“Lucent”). The contract makes Lucent the largest supplier of high-speed, high-capacity wireless infrastructure to the Partnership. As of December 31, 2003, the remaining commitment was $394 million.

INDEPENDENT AUDITORS’ REPORT

To the Board of Representatives and Partners of
Cellco Partnership d/b/a Verizon Wireless:

We have audited the consolidated financial statements of Cellco Partnership d/b/a Verizon Wireless (the “Partnership”) as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated February 12, 2004, (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the Partnership’s change in method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” in fiscal 2002, and the Partnership’s change in method of accounting for derivative instruments and hedging activities to conform to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, in fiscal 2001); such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Partnership listed in Item 15. This financial statement schedule is the responsibility of the Partnership’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
New York, New York
February 12, 2004

Schedule II - Valuation and Qualifying Accounts
Cellco Partnership (d/b/a Verizon Wireless)

(in millions)	Balance at beginning of the year	Additions charged to operations	Write-offs, net of recoveries	Balance at end of the year

Accounts Receivable Allowances:
2003	$282	$325	$(373)	$234
2002	$324	$442	$(484)	$282
2001	$198	$649	$(523)	$324

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cellco Partnership

Date	March 12, 2004	By:	/s/ Andrew N. Halford

Andrew N. Halford
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

By:	/s/	Dennis F. Strigl	Representative, President and	March 12, 2004
Chief Executive Officer
Dennis F. Strigl

Principal Financial and Accounting
Officer:

By:	/s/	Andrew N. Halford	Vice President and	March 12, 2004
Chief Financial Officer
Andrew N. Halford

Signatures – Continued

		*	Chairman of the Board of	March 12, 2004
Representatives
(Ivan G. Seidenberg)

		*	Representative	March 12, 2004

(Arun Sarin)

		*	Representative	March 12, 2004

(Lawrence T. Babbio, Jr.)

		*	Representative	March 12, 2004

(Doreen A. Toben)

		*	Representative	March 12, 2004

(Lowell C. McAdam)

		*	Representative	March 12, 2004

(Julian Horn-Smith)

		*	Representative	March 12, 2004

(Kenneth J. Hydon)

		*	Representative	March 12, 2004

(Tomas Isaksson)

*By:	/s/	Dennis F. Strigl

(Dennis F. Strigl)
Co-Attorney-in-Fact

*By:	/s/	Andrew N. Halford

(Andrew N. Halford)
Co-Attorney-in-Fact