Form 10-Q
period 2004-03-31
CELLCO PARTNERSHIP
filed 2004-05-07
CIK 1175215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

     Registrant's telephone number: (908) 306-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes Ö_   No__

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes__   No Ö_

		Table of Contents

Item No.

Part I. Financial Information			Page

1	.	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Operations and Comprehensive Income
		Three months ended March 31, 2004 and 2003	1

		Condensed Consolidated Balance Sheets
		March 31, 2004 and December 31, 2003	2

		Condensed Consolidated Statements of Cash Flows
		Three months ended March 31, 2004 and 2003	3

		Notes to Unaudited Condensed Consolidated Financial Statements	4

2	.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	7

3	.	Quantitative and Qualitative Disclosures About Market Risk	14

4	.	Controls and Procedures	14

Part II. Other Information

4	.	Submission of Matters to a Vote of Security Holders	15

6	.	Exhibits and Reports on Form 8-K	15

Signature			17

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Operations and Comprehensive Income
Cellco Partnership (d/b/a Verizon Wireless)

(Dollars in Millions) (Unaudited)	Three Months Ended March 31,
	2004	2003

Operating Revenue
Service revenue	$5,501	$4,660
Equipment and other	661	426

Total operating revenue	6,162	5,086

Operating Costs and Expenses
Cost of service (excluding depreciation and amortization related to
network assets included below)	809	710
Cost of equipment	849	729
Selling, general and administrative	2,247	1,866
Depreciation and amortization	1,055	907

Total operating costs and expenses	4,960	4,212

Operating Income	1,202	874

Other Income (Expenses)
Interest expense, net	(172)	(168)
Minority interests	(52)	(36)
Equity in income of unconsolidated entities	5	3
Other, net	(2)	1

Income before provision for income taxes	981	674
Provision for income taxes	(72)	(45)

Net Income	909	629

Other Comprehensive Income
Unrealized gain on derivative financial instruments	-	5

Comprehensive Income	$909	$634

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Cellco Partnership (d/b/a Verizon Wireless)

(Dollars in Millions) (Unaudited)	March 31,	December 31,
	2004	2003

Assets
Current assets
Cash	$167	$137
Receivables, net of allowances of $244 and $234	2,025	2,123
Unbilled revenue	305	310
Inventories, net	413	432
Prepaid expenses and other current assets	287	249

Total current assets	3,197	3,251

Property, plant and equipment, net	19,394	18,996
Wireless licenses, net	40,902	40,885
Other intangibles, net	961	1,079
Investments in unconsolidated entities	226	225
Deferred charges and other assets, net	376	397

Total assets	$65,056	$64,833

Liabilities and Partners’ Capital
Current liabilities
Short-term obligations, including current maturities	$52	$70
Due to affiliates, net	7,478	6,897
Accounts payable and accrued liabilities	3,070	3,058
Advance billings	725	676
Other current liabilities	146	158

Total current liabilities	11,471	10,859

Long-term debt	4,025	4,029
Due to affiliates	2,781	2,781
Deferred tax liabilities, net	4,175	4,159
Other non-current liabilities	601	501

Total liabilities	23,053	22,329

Minority interests in consolidated entities	1,572	1,541
Partner’s capital subject to redemption	20,000	20,000

Commitments and contingencies (see Note 5)

Partners’ capital
Capital	20,473	21,005
Accumulated other comprehensive loss	(42)	(42)

Total partners’ capital	20,431	20,963

Total liabilities and partners’ capital	$65,056	$64,833

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Cellco Partnership (d/b/a Verizon Wireless)

(Dollars in Millions) (Unaudited)	Three Months Ended March 31,
	2004	2003

Cash Flows from Operating Activities
Net income	$909	$629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,055	907
Equity in income of unconsolidated entities	(5)	(3)
Minority interests	52	36
Changes in certain assets and liabilities (net of the effects of purchased and disposed
businesses)	269	104

Net cash provided by operating activities	2,280	1,673

Cash Flows from Investing Activities
Capital expenditures	(1,314)	(1,107)
Acquisitions of businesses and licenses, net of cash acquired	(3)	(146)
Distributions from unconsolidated entities, net	4	1

Net cash used in investing activities	(1,313)	(1,252)

Cash Flows from Financing Activities
Net proceeds from affiliates	558	933
Net change in short-term obligations	(34)	(25)
Distribution to partners	(1,441)	(1,225)
Distributions to minority investors, net	(20)	(25)

Net cash used in financing activities	(937)	(342)

Increase in cash	30	79
Cash, beginning of period	137	124

Cash, end of period	$167	$203

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

The accompanying unaudited interim financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules and regulations for interim reporting. These rules and regulations allow certain information required under accounting principles generally accepted in the United States of America to be condensed or omitted, provided that the interim financial statements, when read in conjunction with the Partnership’s annual audited consolidated financial statements included in the most recent Annual Report on Form 10-K for the year ended December 31, 2003, provide a fair presentation of the Partnership’s interim financial position, results of operations and cash flows. These interim financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items.

Certain reclassifications have been made to the 2003 condensed consolidated financial statements to conform to the current period presentation.

2. Wireless Licenses and Other Intangibles, Net

The Partnership treats wireless licenses as an indefinite life intangible asset under the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” The wireless licenses are not amortized but rather tested for impairment. The Partnership will reevaluate the useful life determination for wireless licenses at least annually to determine whether events and circumstances continue to support an indefinite useful life.

The changes in the carrying amount of wireless licenses are as follows:

(Dollars in Millions)	Wireless Licenses, Net (a)	Wireless Licenses Associated with Equity Method Investments (b)	Total

Balance, net, as of January 1, 2004	$40,885	$168	$41,053
Wireless licenses acquired	2	-	2
Aggregate impairment losses recognized	-	-	-
Other	15	-	15

Balance, net, as of March 31, 2004	$40,902	$168	$41,070

(a)	Interest costs of $15 and $32 were capitalized in wireless licenses during the three months ended March 31, 2004 and the year ended December 31, 2003, respectively.
(b)	Included in investments in unconsolidated entities.

Other intangibles, net consist of the following:

(Dollars in Millions)	March 31,	December 31,
	2004	2003

Customer lists (4-7 yrs.)	$3,425	$3,425
Other (8 yrs.)	2	2

	3,427	3,427
Less:accumulated amortization (a)(b)	2,466	2,348

Other intangibles, net	$961	$1,079

(a)	Amortization expense for the three months ended March 31, 2004 and 2003 was $118 and $134, respectively.
(b)	Based solely on the amortized intangible assets existing at March 31, 2004, the estimated amortization expense for the five succeeding fiscal years is as follows:
For the year ended 12/31/04	$469
For the year ended 12/31/05	$463
For the year ended 12/31/06	$131
For the year ended 12/31/07	$12
For the year ended 12/31/08	$4
3. Business Combinations

Acquisitions in the three months ended March 31, 2004 and 2003 consisted of various individually immaterial partnership interests and wireless licenses.

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

The following table presents information about the Partnership’s acquisitions for the three months ended March 31, 2004 and 2003:

(Dollars in Millions)	Acquisition Date	Purchase Price (a)	Wireless Licenses	Other Intangibles	Net Tangible Assets

2004
Various	Various	$3	$2	$-	$1

2003
Various	Various	$146	$76	$1	$69

(a)	Purchase price includes cash, assumption of debt, as well as the fair value of assets exchanged, as applicable.

4. Pension and Postretirement Plans

The Partnership provides pension benefits to certain eligible employees hired before January 1, 2001 or to certain employees who were participants in a defined benefit pension plan formerly sponsored by legacy companies. These plans include a qualified pension plan, a nonqualified pension plan and a postretirement benefit plan.

Components of Net Periodic Benefit Cost:

(Dollars in Millions)	Pension Benefits		Postretirement Benefits

Three Months Ended March 31,	2004	2003	2004	2003

Service cost	$5	$4	$-	$-
Interest cost	2	2	1	1
Expected return on plan assets	(2)	(2)	-	-
Amortization of actuarial loss, net	1	2	-	-

Net periodic benefit cost	$6	$6	$1	$1

5. Commitments and Contingencies

Under the terms of an investment agreement entered into among the Partnership, Verizon Communications Inc. (“Verizon”) and Vodafone Group Plc (“Vodafone”) on April 3, 2000, Vodafone may require the Partnership to purchase up to an aggregate of $20 billion of Vodafone’s interest in the Partnership, at its then fair market value, with up to $10 billion redeemable during the 61-day period opening on June 10th and closing on August 9th in 2004 and the remainder, not to exceed $10 billion in any one year, during the 61-day periods opening on June 10th and closing on August 9th in 2005, 2006 and/or 2007. Verizon has the right, exercisable at its sole discretion, to purchase all or a portion of this interest instead of the Partnership. However, even if Verizon exercises this right, Vodafone has the option to require the Partnership to purchase up to $7.5 billion of this interest redeemable during the 61-day periods opening on June 10th and closing on August 9th in 2005, 2006 and/or 2007 with cash or contributed debt. Accordingly, $20 billion of partners’ capital has been classified as redeemable on the accompanying condensed consolidated balance sheets.

The U.S. Wireless Alliance Agreement contains a provision, subject to specified limitations, that requires Vodafone and Verizon to indemnify the Partnership for certain contingencies, excluding PrimeCo Personal Communications L.P. contingencies, arising prior to the formation of Verizon Wireless.

The Partnership is subject to lawsuits and other claims including class actions, product liability, patent infringement, intellectual property, antitrust, partnership disputes, and claims involving the Partnership’s relations with resellers and agents. The Partnership is also defending lawsuits filed against the Partnership and other participants in the wireless industry alleging various adverse health effects as a result of wireless phone usage. Various consumer class action lawsuits allege that the Partnership breached contracts with consumers, violated certain state consumer protection laws and other statutes and defrauded customers through concealed or misleading billing practices. These matters may involve indemnification obligations by third parties and/or affiliated parties covering all or part of any potential damage awards against the Partnership and/or insurance coverage. Attorneys general in a number of states also are investigating certain sales, marketing and advertising practices.

All of the above matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate liability with respect to these matters at March 31, 2004 cannot be ascertained. The potential effect, if any, on the consolidated financial statements of the Partnership, in the period in which these matters are resolved, may be material.

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

On March 19, 2001, the Partnership awarded a three-year, approximately $5 billion supply contract to telecommunications equipment maker Lucent Technologies Inc. (“Lucent”). As of March 31, 2004, our purchase commitment under this contract was satisfied.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we”, “our”, “us” and “the Partnership” refer to Cellco Partnership d/b/a Verizon Wireless.

The following discussion and analysis should be read in conjunction with our consolidated financial statements for each of the three years ended December 31, 2003 and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations," all of which are contained in our Annual Report on Form 10-K (No. 333-92214).

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

In addition, there is substantial competition in the wireless telecommunications industry. We compete primarily against five other major wireless service providers. This number will be reduced to four other major wireless providers if and when the agreement by Cingular Wireless and AT&T Wireless to merge, announced on February 17, 2004, is consummated. We believe that the following are the most important competitive factors in our industry: network technology, quality and coverage; customer service; distribution; brand recognition and capital resources.

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

The following items highlight selected elements of our results of operations and financial position in the first quarter of 2004 as they relate to our key business strategies:

Subscriber growth: We ended the first quarter of 2004 with 38.9 million subscribers, an increase of 16.8% over the first quarter of 2003. We added almost 1.4 million subscribers during the quarter while reducing our total churn to 1.60%. Retail postpaid subscribers comprised 91% of our total subscriber base as of March 31, 2004.

Revenue growth: Total revenue grew by 21.2% in the first quarter of 2004 to $6.2 billion, driven by increased service revenue per subscriber and the subscriber growth.

Capital expenditures: We invested $1.3 billion in our network in the first quarter of 2004 in order to increase capacity on our network for usage demand and to facilitate the introduction of new products and services.

Cash flows: Our revenue and operating income growth increased our cash flows provided by operating activities in the first quarter of 2004. We used this cash not only to invest in our network through capital expenditures, but also to provide $1.4 billion in distributions to our owners.

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

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize service revenue based upon access to the network (access revenue) and usage of the network (airtime/usage revenue), net of credits and adjustments for service discounts. We are required to make estimates for service revenue earned but not yet billed at the end of each reporting period. These estimates are based primarily upon historical minutes of use processed. Our revenue recognition policies are in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, ‘‘Revenue Recognition in Financial Statements,” Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” and SAB No. 104, “Revenue Recognition.”

Allowance for Doubtful Accounts

We maintain allowances for uncollectible accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on our historical write-off experience, net of recoveries and the aging of our accounts receivable balances.

Valuation of Inventory

We maintain estimated inventory valuation reserves for obsolete and slow moving inventory. We base our estimates on an analysis of inventory agings. Changes in technology may require us to provide additional reserves.

Depreciation Expense

When recording our depreciation expense associated with our network assets, we use estimated useful lives and the straight-line method of accounting. As a result of changes in our technology and industry conditions, we periodically evaluate the useful lives of our network assets. These evaluations could result in a change in our assets’ useful lives in future periods.

Intangible Assets

Our principal intangible assets are licenses, including licenses associated with equity method investments, which provide us with the exclusive right to utilize certain radio frequency spectrum to provide wireless communication services. Our wireless licenses have been treated as an indefinite life intangible asset under the provisions of Statement of Financial

Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and are no longer amortized but are tested for impairment at least annually or more often if events or circumstances warrant.

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

Consolidated Results of Operations

Subscribers
Three Months Ended March 31,
	2004	2003	% Change

Subscribers (end of period) (thousands)	38,909	33,324	16.8%
Net additions in the period* (thousands)	1,387	833	66.5%
Average monthly churn	1.60%	2.08%	-23.1%

* Includes approximately 6 thousand subscribers in the first quarter of 2003 added through property acquisitions.

We ended the first quarter of 2004 with 38.9 million subscribers, compared to 33.3 million subscribers at the end of the first quarter of 2003, an increase of 5.6 million net new subscribers, or 16.8%. All of these new subscribers were the result of internal growth. The overall composition of our customer base as of March 31, 2004 was 91% retail postpaid, 5% retail prepaid and 4% resellers compared to 90% retail postpaid, 6% retail prepaid and 4% resellers as of March 31, 2003.

Approximately 36.8 million, or almost 95% of our subscribers, subscribed to CDMA digital service as of March 31, 2004, compared to 29.7 million, or 89%, as of March 31, 2003.

Our total average monthly churn rate, the rate at which customers disconnect service, decreased to 1.60% in the first quarter of 2004, compared to 2.08% in the first quarter of 2003, due to improvements in both our retail and reseller customer bases. Also, in March 2003, the period within which prepaid subscribers must replenish their minutes to avoid having their service terminated was reduced. This change in policy resulted in a one-time increase in prepaid disconnects of approximately 146 thousand in March 2003. Excluding these disconnects, average monthly total churn would have been 1.93% for the three months ended March 31, 2003.

Operating Revenue
(Dollars in Millions)	Three Months Ended March 31,
	2004	2003	% Change

Service revenue	$5,501	$4,660	18.0%
Equipment and other	661	426	55.2%

	$6,162	$5,086	21.2%

Average service revenue per subscriber per month	$48.04	$47.20	1.8%

Total operating revenue grew by $1,076 million, or 21.2%, in the first quarter of 2004, compared to the similar period in 2003.

Service revenue. Service revenue grew by $841 million, or 18.0%, in the first quarter of 2004, compared to the similar period in 2003. This increase was primarily due to the 16.8% increase in subscribers as well as an increase in average service revenue per subscriber for the three months ended March 31, 2004 compared to the similar period in 2003. In addition, data revenue increased to $200 million in the first quarter of 2004 compared to $72 million for the first quarter of 2003. Data revenue accounted for 3.6% of service revenue for the three months ended March 31, 2004, compared to 1.5% for the three months ended March 31, 2003.

Average service revenue per subscriber per month increased 1.8% to $48.04 for the first quarter of 2004, compared to the first quarter of 2003. This increase was primarily due to a higher proportion of subscribers on higher access price plans, including our America’s Choice price plans, as well as an increase in data revenue per subscriber, partially offset by decreased roaming revenue as a result of rate reductions with third-party carriers and by decreased long distance revenue due to the continued increase in the popularity of bundled pricing plans, including our unlimited in-network calling promotion.

Equipment and other revenue. Equipment and other revenue grew by $235 million, or 55.2%, in the first quarter of 2004, compared to the similar period in 2003. This increase was primarily attributable to an increase in equipment revenue, caused by an increase in handsets sold, including higher-priced color and camera phones. This increase was in turn driven by an increase in gross retail subscriber additions of 8.6% for the first quarter of 2004, compared to the similar period in 2003, and to increased equipment upgrades. Revenue associated with certain regulatory fees, primarily the Universal Service Fund (“USF”), increased by $39 million in the first quarter of 2004, compared to the similar period in 2003. The increase in the associated payments of these fees is reflected in selling, general and administrative expense.

Operating Costs and Expenses
(Dollars in Millions)	Three Months Ended March 31,
	2004	2003	% Change

Cost of service	$809	$710	13.9%
Cost of equipment	849	729	16.5%
Selling, general and administrative	2,247	1,866	20.4%
Depreciation and amortization	1,055	907	16.3%

	$4,960	$4,212	17.8%

Cost of service. Cost of service grew by $99 million, or 13.9%, for the first quarter of 2004, compared to the similar period in 2003. The increase was primarily due to increased network costs caused by a 44% increase in usage on our network for the first quarter of 2004, compared to the similar period in 2003, partially offset by lower roaming, local interconnection and long distance rates. Service margins (service revenue less cost of service, divided by service revenue) increased slightly to 85.3% for the first quarter of 2004, compared to 84.8% in the first quarter of 2003.

Cost of equipment. Cost of equipment grew by $120 million, or 16.5%, in the first quarter of 2004, compared to the similar period in 2003. The increase was primarily attributed to an increase in handsets sold, due to increased gross retail activations and an increase in equipment upgrades for the first quarter of 2004, compared to the similar period in 2003. The increase in equipment upgrades, as well as handsets sold, caused negative equipment margins (equipment revenue less equipment cost) to increase for the first quarter of 2004, compared to the similar period in 2003.

Selling, general and administrative expenses. Selling, general and administrative expenses grew by $381 million, or 20.4%, in the first quarter of 2004, compared to the similar period in 2003. This increase was primarily due to an increase in salary and benefits expense of $201 million for the first quarter of 2004, compared to the similar period in 2003. The salary and benefits expense increase was the result of increased customer care and sales employees, related to customer growth, and higher benefits expense. Also contributing to the selling, general and administrative expense increase was a $61 million aggregate increase in sales commissions in our direct and indirect channels for the first quarter of 2004, compared to the similar period in 2003, driven by the increase in gross subscriber additions and customer renewals. Costs associated with the payment of certain regulatory fees, primarily USF, increased by $38 million in the first quarter 2004, compared to the similar periods in 2003. The revenue associated with these fees is reflected in equipment and other revenue (see equipment and other revenue discussion above). To the extent gross subscriber additions and customer renewals continue to increase, we expect to continue to incur increased customer acquisition and retention-related expenses.

Depreciation and amortization. Depreciation and amortization increased by $148 million, or 16.3%, for the quarter ended March 31, 2004, compared to the similar period in 2003. This increase was primarily due to increased depreciation expense related to the increase in depreciable assets.

Other Income (Expenses)
(Dollars in Millions)	Three Months Ended March 31,
	2004	2003	% Change

Interest expense, net	$(172)	$(168)	2.4%
Minority interests	(52)	(36)	44.4%
Equity in income of unconsolidated entities	5	3	66.7%
Other, net	(2)	1	-300.0%
Provision for income taxes	(72)	(45)	60.0%

Interest expense, net. Interest expense, net increased by $4 million, or 2.4%, in the first quarter of 2004, compared to the similar period in 2003. The increase was primarily due to an increase in the weighted average interest rate for borrowings from Verizon Communications Inc. (“Verizon Communications”) (from approximately 6.0% in the first quarter of 2003 to approximately 6.5% in the first quarter of 2004) and an increase in average debt levels, partially offset by higher capitalized interest.

Minority interests. Minority interests increased by $16 million, or 44.4%, for the first quarter of 2004, compared to the similar period in 2003. The increase was mainly attributable to an increase in minority partners’ income for the first three months of 2004, compared to the similar period in 2003, that resulted from an increase in the income from subsidiary partnerships.

Provision for income taxes. The partnership is not subject to federal or state tax on income generated from markets it owns directly or through partnership entities. However, the partnership does own some of its markets through corporate entities, which are required to provide for both federal and state tax on their income. The tax provision was $72 million for the first quarter of 2004. The effective tax rate was 7.3% for the first quarter of 2004, compared to 6.7% for the first quarter of 2003. The increase in the effective tax rate was mainly attributable to an increase in the proportion of income earned through corporate entities compared to markets owned directly or through partnership entities.

Consolidated Financial Condition

(Dollars in Millions)	Three Months Ended March 31,
	2004	2003	$ Change

Cash Flows Provided By (Used In)
Operating activities	$2,280	$1,673	$607
Investing activities	(1,313)	(1,252)	(61)
Financing activities	(937)	(342)	(595)

Increase (Decrease) in Cash	$30	$79	$(49)

Historically, we have funded our operations and other cash needs utilizing internally generated funds, intercompany and external borrowings and capital contributions. We expect to rely on a combination of internally generated, intercompany and external funds to fund continued capital expenditures, acquisitions, distributions and debt service needs. Sources of future intercompany and external financing requirements may include a combination of debt financing provided through intercompany debt facilities with Verizon Communications, borrowings from banks or debt issued in private placements or in the public markets. We believe that internally generated funds will be sufficient to fund capital expenditures, distributions and interest payments on our debt in the next several years. Internally generated funds would not be sufficient to repay principal on our debt, including demand notes owed to Verizon Communications (if we were required to repay that debt in the next several years) and other short-term debt, and would not be sufficient to honor any exercise of Vodafone Group Plc’s (“Vodafone”) put rights. We expect to refinance our outstanding debt when due with new debt financings, including debt financing provided either through intercompany borrowings, private placements, bank borrowings or public financing, and would seek other financing to honor any exercise of the put rights. While we believe we could obtain financing, Verizon Communications has no commitment to provide any financing to us, and we have no commitments from third parties.

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

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for a description of our contractual obligations and commitments as of December 31, 2003. Except as noted herein, there were no material changes to our contractual obligations and commitments as of March 31, 2004 from the information set forth in the Annual Report on Form 10-K.

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. The $607 million increase in cash flows provided by operating activities in the first three months of 2004 compared to the similar period of 2003 was primarily due to our net income improvement and favorable changes in working capital.

Cash Flows Used In Investing Activities

Capital expenditures continue to be our primary use of cash for investing activities. Our capital expenditures, excluding acquisitions, were $1.3 billion for the three months ended March 31, 2004, compared to $1.1 billion for the similar period in 2003, and were used primarily to increase the capacity of our wireless network for usage demand, facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our wireless network. We expect total capital expenditures, excluding acquisitions, to be approximately $5.0 to $5.5 billion in 2004 and that we will have substantial capital requirements thereafter.

We invested $3 million during the first three months of 2004 to purchase a minority partner’s interest in one of our partnerships. In the first three months of 2003, we invested $146 million in acquisitions, which included $39 million to purchase a general partnership interest in Virginia 10 RSA Limited Partnership and $98 million to reimburse Verizon Communications for the purchase of a minority interest in one of its subsidiaries that was a partner in the Partnership.

Cash Flows (Used In) Provided By Financing Activities

Our total debt increased during the first three months of 2004 due to net borrowings of $524 million. Our net intercompany debt borrowings increased by $558 million. We used $34 million to reduce our short-term obligations, of which $26 million was used to pay down a portion of our capital lease obligations. As of March 31, 2004, we had approximately $7.6 billion of demand notes payable primarily to Verizon Global Funding Corp. (“VGF”), a wholly-owned financing subsidiary of Verizon Communications.

Our debt securities continue to be accorded high ratings by primary rating agencies. In March 2004, Standard & Poor's announced that it put Verizon's debt and our debt on review with negative implications, citing general industry issues.

Our debt to equity ratio (including partner’s capital subject to redemption) was 35% at March 31, 2004, compared to 34% at December 31, 2003 and 36% at March 31, 2003.

We made a distribution to our owners of $1.4 billion in February of 2004. This distribution represented payments to our owners corresponding to 70.0% of our adjusted pre-tax income for the six month period ended December 31, 2003, which we are required to distribute subject to our meeting certain financial targets.

In addition, under the terms of an investment agreement entered into among Verizon Communications, Vodafone and us on April 3, 2000, Vodafone may require us to purchase up to an aggregate of $20 billion of Vodafone’s interest in the partnership, at its then fair market value, with up to $10 billion redeemable during the 61-day period opening on June 10th and closing on August 9th in 2004 and the remainder, not to exceed $10 billion in any one year, during the 61-day periods opening on June 10th and closing on August 9th in 2005, 2006 and/or 2007. Verizon Communications has the right, exercisable at its sole discretion, to purchase all or a portion of this interest instead of us. However, even if Verizon Communications exercises this right, Vodafone has the option to require us to purchase up to $7.5 billion of this interest redeemable during the 61-day periods opening on June 10th and closing on August 9th in 2005, 2006 and/or 2007 with cash or contributed debt. Accordingly, $20 billion of partners’ capital has been classified as redeemable on the accompanying condensed consolidated balance sheets.

Market Risk

Our primary market risk relates to changes in interest rates, which could impact results of operations. As of March 31, 2004, we had $11.6 billion of aggregate floating rate debt outstanding under intercompany loan facilities and the floating rate notes. The intercompany loans bear interest at rates that vary with Verizon Communications’ cost of funding; because a portion of its debt is fixed-rate, and because its cost of funding may be affected by events related solely to it, our interest rates may not adjust in accordance with market rates. A change in our interest rates of 100 basis points would change our annual interest expense by approximately $116 million.

We also have exposure to fluctuations in foreign exchange rates as a result of a series of sale/leaseback transactions that obligate us to make balloon payments in Japanese yen during 2004 and the early part of 2005. However, we have entered into forward exchange contracts that fully hedge the foreign exchange exposure for these balloon payment obligations, although we are subject to the risk that our counterparties to these contracts fail to perform. During the first quarter of 2004 we made balloon payments of $26 million. Taking into account these hedge arrangements, as of March 31, 2004, our remaining obligations under these balloon payments were $50 million. We have estimated as of March 31, 2004 that, without the protection of these hedge arrangements, a 10% increase or decrease in the value of the U.S. dollar compared to the Japanese yen would change our obligations by approximately $4 million.

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

  our continued provision of satisfactory service to our subscribers at an acceptable price, in order to reduce churn;

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

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. Based on this evaluation, which disclosed no significant deficiencies or material weaknesses, they have concluded that the registrant’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared. There were no changes in the registrant’s internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

On February 26, 2004, the partners of the Partnership entered into an amendment to the Cellco Partnership Amended and Restated Partnership Agreement (the “Amendment”) clarifying the distribution requirements in connection with dispositions of certain assets by the Partnership. Pursuant to the Amendment, the partners agreed to deem the modifications contained in the Amendment effective as of April 3, 2000.

Effective April 1, 2004, Mr. Gavin Darby, Chief Executive - Vodafone Americas Region, was named to replace Mr. Tomas Isaksson as a member of the Verizon Wireless Board of Representatives.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

	3.3	Cellco Partnership Amended and Restated Partnership Agreement (previously filed as an exhibit to Verizon Wireless Inc.’s Registration Statement on Form S-1 (No. 333-44394) and incorporated by reference herein)

	3.3.1	Amendment and Joinder to Cellco Partnership Amended and Restated Partnership Agreement dated as of July 10, 2000 (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

	3.3.2	Amendment to Cellco Partnership Amended and Restated Partnership Agreement dated as of July 24, 2003 (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (No. 333-92214) and incorporated by reference herein)

	3.3.3	Amendment to Cellco Partnership Amended and Restated Partnership Agreement dated as of February 26, 2004

	4.1	Indenture dated as of December 17, 2001 among Cellco Partnership and Verizon Wireless Capital LLC as Issuers and First Union National Bank as Trustee (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

	4.2	Form of global certificate representing the Floating Rate Notes due 2003 (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

	4.3	Form of global certificate representing the 5.375% Notes due 2006 (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K filed or furnished during the quarter ended March 31, 2004:

A Current Report on Form 8-K, furnished on January 29, 2004, containing a press release announcing Verizon Communications’ earnings for the fourth quarter and full year of 2003.

A Current Report on Form 8-K, furnished on January 29, 2004, containing a press release outlining Verizon Communications’ strategies and outlook for 2004.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLCO PARTNERSHIP

Date:	May 7, 2004	By	/s/ Andrew N. Halford

Andrew N. Halford
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Unless otherwise indicated, all information is as of May 4, 2004.