Form 10-Q
period 2004-06-30
CELLCO PARTNERSHIP
filed 2004-08-06
CIK 1175215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

	Table of Contents

Item No.
		Page
Part I. Financial Information

1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Operations and Comprehensive Income Three and six months ended June 30, 2004 and 2003	1

	Condensed Consolidated Balance Sheets June 30, 2004 and December 31, 2003	2

	Condensed Consolidated Statements of Cash Flows Six months ended June 30, 2004 and 2003	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

3.	Quantitative and Qualitative Disclosures About Market Risk	16

4.	Controls and Procedures	16

Part II. Other Information

1.	Legal Proceedings	17

6.	Exhibits and Reports on Form 8-K	17

	Signature	19

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Operations and Comprehensive Income
Cellco Partnership (d/b/a Verizon Wireless)

(Dollars in Millions) (Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Operating Revenue

Service revenue	$6,043	$5,011	$11,544	$9,671
Equipment and other	804	466	1,465	892

Total operating revenue	6,847	5,477	13,009	10,563

Operating Costs and Expenses
Cost of service (excluding depreciation and amortization
related to network assets included below)	879	801	1,688	1,511
Cost of equipment	975	766	1,824	1,495
Selling, general and administrative	2,275	1,973	4,522	3,839
Depreciation and amortization	1,103	956	2,158	1,863

Total operating costs and expenses	5,232	4,496	10,192	8,708

Operating Income	1,615	981	2,817	1,855

Other Income (Expenses)
Interest expense, net	(167)	(150)	(339)	(318)
Minority interests	(54)	(42)	(106)	(78)
Equity in income of unconsolidated entities	4	4	9	7
Other, net	(2)	(1)	(4)	-

Income before provision for income taxes	1,396	792	2,377	1,466
Provision for income taxes	(98)	(65)	(170)	(110)

Net Income	1,298	727	2,207	1,356

Other Comprehensive Income
Unrealized gain (loss) on derivative financial instruments	1	1	1	6

Comprehensive Income	$1,299	$728	$2,208	$1,362

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Cellco Partnership (d/b/a Verizon Wireless)

(Dollars in Millions) (Unaudited)	June 30,	December 31,
	2004	2003

Assets
Current assets
Cash	$184	$137
Receivables, net of allowances of $220 and $234	2,311	2,123
Unbilled revenue	296	310
Inventories, net	464	432
Prepaid expenses and other current assets	297	249

Total current assets	3,552	3,251

Property, plant and equipment, net	19,813	18,996
Wireless licenses, net	41,053	40,885
Other intangibles, net	844	1,079
Investments in unconsolidated entities	93	225
Deferred charges and other assets, net	377	397

Total assets	$65,732	$64,833

Liabilities and Partners’ Capital
Current liabilities
Short-term obligations, including current maturities	$1,571	$70
Due to affiliates, net	6,898	6,897
Accounts payable and accrued liabilities	2,901	3,058
Advance billings	752	676
Other current liabilities	158	158

Total current liabilities	12,280	10,859

Long-term debt	2,495	4,029
Due to affiliates	2,781	2,781
Deferred tax liabilities, net	4,179	4,159
Other non-current liabilities	678	501

Total liabilities	22,413	22,329

Minority interests in consolidated entities	1,593	1,541
Partner’s capital subject to redemption	20,000	20,000

Commitments and contingencies (see Note 5)

Partners’ capital
Capital	21,767	21,005
Accumulated other comprehensive loss	(41)	(42)

Total partners’ capital	21,726	20,963

Total liabilities and partners’ capital	$65,732	$64,833

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Cellco Partnership (d/b/a Verizon Wireless)

(Dollars in Millions) (Unaudited)	Six Months Ended June 30,
	2004	2003

Cash Flows from Operating Activities
Net income	$2,207	$1,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,158	1,863
Equity in income of unconsolidated entities	(9)	(7)
Minority interests	106	78
Changes in certain assets and liabilities (net of the effects of purchased and
disposed businesses)	(109)	16
Other	-	2

Net cash provided by operating activities	4,353	3,308

Cash Flows from Investing Activities
Capital expenditures	(2,747)	(2,096)
Acquisitions of businesses and licenses, net of cash acquired	(10)	(908)
Distributions from unconsolidated entities, net	5	3

Net cash used in investing activities	(2,752)	(3,001)

Cash Flows from Financing Activities
Net (payments to) proceeds from affiliates	(11)	1,066
Net change in short-term obligations	(46)	(33)
Distribution to partners	(1,445)	(1,225)
Distribution to minority investors, net	(52)	(49)

Net cash used in financing activities	(1,554)	(241)

Increase in cash	47	66
Cash, beginning of period	137	124

Cash, end of period	$184	$190

See Notes to Unaudited Condensed Consolidated Financial Statements

Notes to Unaudited Condensed Consolidated Financial Statements
Cellco Partnership (d/b/a Verizon Wireless)

1. Background and Basis of Presentation

Cellco Partnership (the ‘‘Partnership’’), doing business as Verizon Wireless, is the nation’s leading provider of wireless communications in terms of the number of customers, network coverage, revenues and operating income. The Partnership provides wireless voice and data services and related equipment to consumers and business customers in its markets. The Partnership has the largest wireless network in the United States covering 49 of the 50 most populated metropolitan areas throughout the United States.

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

The changes in the carrying amount of wireless licenses are as follows:

(Dollars in Millions)	Wireless Licenses, Net (a)	Wireless Licenses Associated with Equity Method Investments (b)	Total

Balance, net, as of January 1, 2004	$40,885	$168	$41,053
Wireless licenses acquired	10	-	10
Aggregate impairment losses recognized	-	-	-
Other	158	(138)	20

Balance, net, as of June 30, 2004	$41,053	$30	$41,083

(a)	Interest costs of $25 and $32 were capitalized in wireless licenses during the six months ended June 30, 2004 and the year ended December 31, 2003, respectively.
(b)	Included in investments in unconsolidated entities.

Other intangibles, net consist of the following:

(Dollars in Millions)	June 30,	December 31,
	2004	2003

Customer lists (4-7 yrs.)	$3,425	$3,425
Other (8 yrs.)	2	2

	3,427	3,427
Less: accumulated amortization (a)(b)	2,583	2,348

Other intangibles, net	$844	$1,079

(a)	Amortization expense for the three and six months ended June 30, 2004 was $117 and $235, respectively. Amortization expense for the three and six months ended June 30, 2003 was $134 and $268, respectively.
(b)	Based solely on the amortized intangible assets existing at June 30, 2004, the estimated amortization expense for the five succeeding fiscal years is as follows:
Remainder of 2004	$234
2005	$463
2006	$131
2007	$12
2008	$4

3. Business Combinations

In May 2003, the Partnership acquired 50 personal communications services licenses and related network assets from Northcoast Communications, L.L.C. (“Northcoast”) for approximately $762 million in cash, which included $12 million in working capital adjustments. The licenses provide the Partnership with additional growth capacity over large portions of the East Coast and Midwest. The total population covered by the licenses is approximately 47 million.

Other acquisitions in the six months ended June 30, 2004 and 2003 consisted of various individually immaterial wireless licenses and partnership interests.

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

The following table presents information about the Partnership’s acquisitions for the six months ended June 30, 2004 and 2003:

(Dollars in Millions)	Acquisition Date	Purchase Price (a)	Wireless Licenses	Other Intangibles	Other Net Assets

2004
Various	Various	$11	$10	$-	$1

2003
Northcoast	May 2003	$762	$754	$-	$8
Various	Various	$151	$78	$1	$72

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

Components of Net Periodic Benefit Cost:

(Dollars in Millions)	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Pension Benefits
Service cost	$ 3	$ 5	$ 8	$ 9
Interest cost	2	2	4	4
Expected return on plan assets	(2)	(2)	(4)	(4)
Amortization of actuarial loss, net	2	2	3	4

Net periodic benefit cost	$ 5	$ 7	$ 11	$ 13

Postretirement Benefits
Service cost	$ -	$ -	$ -	$ -
Interest cost	-	-	1	1
Expected return on plan assets	-	-	-	-
Amortization of actuarial loss, net	-	-	-	-

Net periodic benefit cost	$ -	$ -	$ 1	$ 1

5. Commitments and Contingencies

Under the terms of an investment agreement entered into among the Partnership, Verizon Communications Inc. (“Verizon”) and Vodafone Group Plc (“Vodafone”) on April 3, 2000, Vodafone may require the Partnership to purchase up to an aggregate of $20 billion of Vodafone’s interest in the Partnership, at its then fair market value, with up to $10 billion redeemable during the 61-day period that opened on June 10 and closes on August 9 in 2004 and the remainder, not to exceed $10 billion in any one year, during the 61-day periods opening on June 10 and closing on August 9 in 2005, 2006 and/or 2007. Verizon has the right, exercisable at its sole discretion, to purchase all or a portion of this interest instead of the Partnership. However, even if Verizon exercises this right, Vodafone has the option to require the Partnership to purchase up to $7.5 billion of this interest redeemable during the 61-day periods opening on June 10 and closing on August 9 in 2005, 2006 and/or 2007 with cash or contributed debt. Accordingly, $20 billion of partners’ capital has been classified as redeemable on the accompanying condensed consolidated balance sheets.

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

From time to time, the Partnership receives inquiries from state Attorneys General offices or other consumer-protection agencies seeking information about our advertising, consumer disclosures and/or billing practices. In March 2001, the Partnership and two other wireless carriers received a letter of inquiry on behalf of a multi-state group of Attorneys General, requesting information concerning the advertising and marketing of various products and services offered by the Partnership, as well as information concerning various billing practices. In July 2004, each of the wireless carriers entered into an Assurance of Voluntary Compliance with 32 states concluding the inquiry with respect to those 32 states. The Assurance requires each of the carriers to adopt certain advertising, sales and billing practices. The Partnership does not expect the settlement to have a material impact on the Partnership’s business practices, results of operations or financial condition.

All of the above matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate liability with respect to these matters at June 30, 2004 cannot be ascertained. The potential effect, if any, on the consolidated financial statements of the Partnership, in the period in which these matters are resolved, may be material.

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

6. Subsequent Events

On July 1, 2004 the Partnership signed an agreement with Qwest Wireless, L.L.C. to purchase Qwest Wireless' spectrum licenses and wireless network assets for $418 million, increasing its capacity in key existing markets and expanding its network into new markets. The agreement includes spectrum licenses in 62 markets in 14 western and mid-western states, covering a population of 30.8 million people. Subject to Federal Communications Commission (“FCC”) approval and antitrust regulatory review, the transaction is expected to close in the fourth quarter of 2004 or early 2005.

On July 8, 2004 the Partnership announced that it had won the spectrum license for the New York metropolitan area auctioned by NextWave Telecom Inc. Under the terms of the purchase agreement, the Partnership will pay $930 million for the license. The license covers a population of 20.1 million people for the New York, New York Basic Trading Area, and will be used to expand the Partnership’s network capacity to meet customers’ growing demand for voice and data services. The transaction, subject to approval by the FCC, is expected to close by the end of 2004.

On July 13, 2004, the Partnership announced that it had signed a six-year agreement under which the Partnership expects to spend approximately $5 billion with Lucent Technologies Inc. (“Lucent”) to supply a wide variety of network equipment, software and services for the Partnership’s national next-generation voice and data network. Orders placed on and after April 1, 2004 will be counted toward the total commitment of the contract. This agreement includes the $525 million high-speed data network contract announced in March 2004.

The Partnership expects to make a distribution of approximately $1.8 billion to its partners in August 2004 for the six-month period ended June 30, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Overview

We are the leading wireless communications provider in the United States in terms of the number of customers, network coverage, revenues and operating income. We have the largest wireless network in the United States, covering 49 of the 50 most populated metropolitan areas throughout the United States. We believe our leadership position within the wireless industry will allow us to take advantage of increasing penetration and usage trends within the United States in the coming years. We provide wireless voice and data services and related equipment to consumers and business customers in our markets.

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
  Continue to expand our wireless data, messaging and multi-media offerings for both consumer and business customers and take advantage of the growing demand for wireless data services.
  Focus on operating margins and capital efficiency by driving down costs and leveraging our scale advantage.

In addition, there is substantial competition in the wireless telecommunications industry. We compete primarily against five other major wireless service providers. This number will be reduced to four other major wireless providers if and when the agreement by Cingular Wireless and AT&T Wireless to merge, announced on February 17, 2004, is consummated. Additionally, we expect to face increased competition from mobile virtual network operator resellers, who buy wireless service on a wholesale basis from facilities-based providers. We believe that the following are the most important competitive factors in our industry: network technology, quality and coverage; customer service; distribution; brand recognition and capital resources.

As a result of competition, we may encounter further market pressures to:

  respond to particular short-term, market-specific situations, for example, promotional service pricing or equipment offers;
  introduce new service offerings that are less profitable and restructure our service packages to offer more value;
  increase advertising spending; and/or
  increase our capital investment to ensure we retain our market leadership in service quality.

Such market pressures could cause us to experience lower revenues, margins and average revenue per user, as well as increased capital spending to ensure proper capacity levels.

The following items highlight selected elements of our results of operations and financial position in the second quarter of 2004 as they relate to our key business strategies:

Customer growth: We ended the second quarter of 2004 with 40.4 million customers, an increase of 16.8% over the second quarter of 2003. We added more than 1.5 million net customers during the quarter while reducing our total churn to 1.45% . Retail postpaid customers comprised 92% of our total customer base as of June 30, 2004.

Revenue growth: Total revenue grew by 25% in the second quarter of 2004 compared to the second quarter of 2003, to $6.8 billion, driven by increased service revenue per customer and customer growth.

Capital expenditures: We invested $2.7 billion in our network in the first six months of 2004 in order to increase capacity on our network for usage demand and to facilitate the introduction of new products and services through new technologies such as EV-DO.

Cash flows: We generated approximately $4.4 billion of cash from operating activities during the first six months of 2004, an increase of more than $1 billion over the first six months of 2003. We used this cash not only to invest in our network through capital expenditures, but also to provide $1.4 billion in distributions to our owners.

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

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize service revenue based upon access to the network (access revenue) and usage of the network (airtime/usage revenue), net of credits and adjustments for service discounts. We are required to make estimates for service revenue earned but not yet billed at the end of each reporting period. These estimates are based primarily upon historical minutes of use processed. Our revenue recognition policies are in accordance with the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 101, ‘‘Revenue Recognition in Financial Statements," Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" and SAB No. 104, "Revenue Recognition."

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

Depreciation Expense

When recording our depreciation expense associated with our network assets, we use estimated useful lives and the straight-line method of accounting. As a result of changes in our technology and industry conditions, we periodically evaluate the useful lives of our network assets. These evaluations could result in a change in our assets' useful lives in future periods.

Intangible Assets

Our principal intangible assets are licenses, including licenses associated with equity method investments, which provide us with the exclusive right to utilize certain radio frequency spectrum to provide wireless communication services. Our wireless licenses have been treated as an indefinite life intangible asset under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," and are no longer amortized but are tested for impairment at least annually or more often if events or circumstances warrant.

When testing the carrying value of the wireless licenses for impairment, we determine the fair value of the aggregated wireless licenses by subtracting from enterprise discounted cash flows (net of debt) the fair value of all of the other net tangible and intangible assets, including previously unrecognized intangible assets. In addition, the fair value of the aggregated wireless licenses is then subjected to a reasonableness analysis using public information of comparable wireless carriers. If the fair value of the aggregated wireless licenses as determined above is less than the aggregated carrying amount of the licenses, an impairment is recognized.

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

Consolidated Results of Operations

Customers
	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change

Customers (end of period) (thousands)	40,444	34,619	16.8%	40,444	34,619	16.8%
Net additions in the period* (thousands)	1,535	1,295	18.5%	2,922	2,128	37.3%
Average monthly churn	1.45%	1.70%	-14.7%	1.52%	1.89%	-19.6%
_____
* Includes approximately 6 thousand customers in the first quarter of 2003 added through property acquisitions.

We ended the second quarter of 2004 with 40.4 million customers, compared to 34.6 million customers at the end of the second quarter of 2003, an increase of 5.8 million net new customers, or 16.8% . All of these new customers were the result of internal growth. The overall composition of our customer base as of June 30, 2004 was 92% retail postpaid, 4% retail prepaid and 4% resellers, compared to 90% retail postpaid, 6% retail prepaid and 4% resellers as of June 30, 2003.

Approximately 38.4 million, or 95.0% of our customers as of June 30, 2004, subscribed to CDMA digital service, compared to 31.5 million, or 91.0% as of June 30, 2003.

Approximately 1.5 million customers were added through internal growth during the second quarter of 2004, compared to 1.3 million during the second quarter of 2003. Retail net additions, which accounted for approximately 95% of the total customers added during the second quarter of 2004, increased more than 20%, compared to the second quarter of 2003.

Our total average monthly churn rate, the rate at which customers disconnect service, decreased to 1.45% in the second quarter of 2004 and decreased to 1.52% for the six months ended June 30, 2004, compared to 1.70% in the second quarter of 2003 and 1.89% for the six months ended June 30, 2003, as a result of decreased churn in both our retail and reseller customer bases.

Operating Revenue
(Dollars in Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change

Service revenue	$ 6,043	$ 5,011	20.6%	$ 11,544	$ 9,671	19.4%
Equipment and other	804	466	72.5%	1,465	892	64.2%

Total operating revenue	$ 6,847	$ 5,477	25.0%	$ 13,009	$ 10,563	23.2%

Average service revenue per
customer per month	$ 50.80	$ 49.22	3.2%	$ 49.44	$ 48.23	2.5%

Total operating revenue grew by $1,370 million, or 25.0%, in the second quarter of 2004 and $2,446 million, or 23.2%, for the six months ended June 30, 2004, compared to similar periods in 2003.

Service revenue. Service revenue grew by $1,032 million, or 20.6%, in the second quarter of 2004 and $1,873 million, or 19.4%, for the six months ended June 30, 2004, compared to similar periods in 2003. This increase was primarily due to the 16.8% increase in customers as well as an increase in average service revenue per customer for the three and six months ended June 30, 2004 compared to similar periods in 2003. In addition, data revenue grew by $168 million, or 193%, in the second quarter of 2004 and $296 million, or 186%, for the six months ended June 30, 2004, compared to similar periods in 2003, as a result of increased use of our messaging and other data services. Data revenue accounted for 3.9% of service revenue for the six months ended June 30, 2004, compared to 1.6% for the six months ended June 30, 2003.

Average service revenue per customer per month increased 3.2% to $50.80 for the second quarter of 2004 and increased 2.5% to $49.44 for the six months ended June 30, 2004, compared to similar periods in 2003. These increases were primarily due to the higher proportion of customers choosing higher access price plans, including our America's Choice price plans, as well as an increase in data revenue per customer, partially offset by decreased roaming revenue as a result of rate reductions with third-party carriers and by decreased long distance revenue due to the continued increase in the popularity of bundled pricing plans.

Equipment and other revenue. Equipment and other revenue grew by $338 million, or 72.5%, in the second quarter of 2004 and $573 million, or 64.2%, for the six months ended June 30, 2004, compared to similar periods in 2003. These increases were primarily attributable to an increase in equipment revenue, caused by an increase in handsets sold (including higher-priced color and camera phones) of 36% in the second quarter of 2004 and 29% for the six months ended June 30, 2004, compared to similar periods in 2003. These increases were in turn driven by an increase in gross retail customer additions of 7.7% for the second quarter of 2004 and 8.1% for the six months ended June 30, 2004, compared to similar periods in 2003, and to increased equipment upgrades. Revenue associated with certain regulatory fees, primarily the Universal Service Fund ("USF"), increased by $14 million in the second quarter of 2004 and $53 million for the six months ended June 30, 2004, compared to similar periods in 2003. The increase in the associated payments of these fees is reflected in selling, general and administrative expense.

Operating Costs and Expenses
(Dollars in Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change

Cost of service	$ 879	$ 801	9.7%	$ 1,688	$ 1,511	11.7%
Cost of equipment	975	766	27.3%	1,824	1,495	22.0%
Selling, general and administrative	2,275	1,973	15.3%	4,522	3,839	17.8%
Depreciation and amortization	1,103	956	15.4%	2,158	1,863	15.8%

	$ 5,232	$ 4,496	16.4%	$ 10,192	$ 8,708	17.0%

Cost of service. Cost of service grew by $78 million, or 9.7%, for the second quarter of 2004 and $177 million, or 11.7%, for the six months ended June 30, 2004, compared to similar periods in 2003. The increase was primarily due to increased network costs caused by increased network minutes of use of approximately 36% for the second quarter of 2004 and 40% for the six months ended June 30, 2004, compared to similar periods in 2003, partially offset by lower roaming, local interconnection and long distance rates. Service margins (service revenue less cost of service, divided by service revenue) were approximately 86% for the second quarter of 2004 and 85% for the six months ended June 30, 2004, compared to approximately 84% for both periods in 2003.

Cost of equipment. Cost of equipment grew by $209 million, or 27.3%, in the second quarter of 2004 and $329 million, or 22.0%, for the six months ended June 30, 2004, compared to similar periods in 2003. The increases were primarily attributed to an increase in handsets sold, driven by higher gross retail activations and equipment upgrades for the second quarter of 2004 and the six months ended June 30, 2004, compared to similar periods in 2003. The increases in handsets sold and equipment upgrades caused negative equipment margins (equipment revenue less equipment cost) to increase for the second quarter of 2004 and the six months ended June 30, 2004, compared to similar periods in 2003.

Selling, general and administrative expenses. Selling, general and administrative expenses grew by $302 million, or 15.3%, in the second quarter of 2004 and $683 million, or 17.8%, for the six months ended June 30, 2004, compared to similar periods in 2003. These increases were primarily due to an increase in salary and benefits expense of $172 million for the second quarter of 2004 and $373 million for the six months ended June 30, 2004, compared to similar periods in 2003. The salary and benefits expense increase was primarily the result of higher benefits costs and an increase in the number of sales and customer care employees related to customer growth.

Also contributing to the selling, general and administrative expense increases was a $21 million aggregate increase in sales commissions in our direct and indirect channels, for the second quarter of 2004 and an $82 million increase for the six months ended June 30, 2004, compared to similar periods in 2003, primarily related to the increase in gross customer additions and customer renewals in the second quarter of 2004 and the six months ended June 30, 2004, compared to similar periods in 2003. Advertising and promotion expenses increased by $43 million in the second quarter 2004 and $68 million for the six months ended June 30, 2004, compared to similar periods in 2003. To the extent gross customer additions and customer renewals continue to increase, we expect to continue to incur increased customer acquisition and retention-related expenses.

In addition, costs associated with certain regulatory fees, primarily USF, increased by $8 million in the second quarter 2004 and $46 million for the six months ended June 30, 2004, compared to similar periods in 2003. The revenue associated with these fees is reflected in equipment and other revenue (see equipment and other revenue discussion above).

Depreciation and amortization. Depreciation and amortization increased by $147 million, or 15.4%, for the quarter ended June 30, 2004 and $295 million, or 15.8%, for the six months ended June 30, 2004, compared to similar periods in 2003. These increases were primarily due to increased depreciation expense related to the increase in depreciable assets.

Other Income (Expenses)

(Dollars in Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change

Interest expense, net	$(167)	$ (150)	11.3%	$(339)	$(318)	6.6%
Minority interests	(54)	(42)	28.6%	(106)	(78)	35.9%
Equity in income of unconsolidated
entities	4	4	-	9	7	28.6%
Other, net	(2)	(1)	100.0%	(4)	-	-
Provision for income taxes	(98)	(65)	50.8%	(170)	(110)	54.5%

Interest expense, net. Interest expense, net increased by $17 million, or 11.3%, in the second quarter of 2004 and increased by $21 million, or 6.6%, for the six months ended June 30, 2004, compared to similar periods in 2003. The increase in the second quarter of 2004 was primarily due to an increase in the weighted average interest rate for borrowings from Verizon Communications Inc. ("Verizon Communications") from approximately 4.8% in the second quarter of 2003 to approximately 6.0% in the second quarter of 2004, partially offset by higher capitalized interest. The increase for the six months ended June 30, 2004 was primarily due to an increase in the weighted average interest rate for borrowings from Verizon Communications from approximately 5.4% in the first six months of 2003 to approximately 6.2% in the first six months of 2004, partially offset by higher capitalized interest.

Minority interests. Minority interests increased by $12 million, or 28.6%, for the second quarter of 2004 and $28 million, or 35.9%, for the six months ended June 30, 2004, compared to similar periods in 2003. These increases were mainly attributable to increases in the income from subsidiary partnerships.

Provision for income taxes. The Partnership is not subject to federal or state tax on income generated from markets it owns directly or through partnership entities. However, the Partnership does own some of its markets through corporate entities, which are required to provide for both federal and state tax on their income. The tax provision was $98 million for the second quarter of 2004 and $170 million for the six months ended June 30, 2004. The effective tax rates were 7.0% for the second quarter of 2004, compared to 8.2% for the second quarter of 2003 and 7.2% for the six months ended June 30, 2004, compared to 7.5% for the six months ended June 30, 2003. The decrease in the effective tax rate for the three months and six months ended June 30, 2004 was mainly attributable to a decrease in the proportion of income earned through corporate entities compared to markets owned directly or through partnership entities.

Consolidated Financial Condition

(Dollars in Millions)	Six Months Ended June 30,
	2004	2003	$ Change

Cash Flows Provided By (Used In)
Operating activities	$4,353	$3,308	$1,045
Investing activities	(2,752)	(3,001)	249
Financing activities	(1,554)	(241)	(1,313)

Increase (Decrease) in Cash	$47	$66	$(19)

Historically, we have funded our operations and other cash needs utilizing internally generated funds, intercompany and external borrowings and capital contributions. We expect to rely on a combination of internally generated, intercompany and external funds to fund continued capital expenditures, acquisitions, distributions and debt service needs. Sources of future intercompany and external financing requirements may include a combination of debt financing provided through intercompany debt facilities with Verizon Communications, borrowings from banks or debt issued in private placements or in the public markets. We believe that internally generated funds will be sufficient to fund capital expenditures, distributions and interest payments on our debt in the next several years. Internally generated funds would not be sufficient to repay principal on our debt, including demand notes owed to Verizon Communications (if we were required to repay that debt in the next several years) and other short-term debt, including the $1.5 billion of Floating Rate Notes due May 23, 2005, and would not be sufficient to honor any exercise of Vodafone Group Plc's ("Vodafone") put rights. See "Cash Flows Used In Financing Activities." We expect to refinance our outstanding debt when due with new debt financings, including debt financing provided either through intercompany borrowings, private placements, bank borrowings or public financing, and would seek other financing to honor any exercise of the put rights. While we believe we could obtain financing, Verizon Communications has no commitment to provide any financing to us, and we have no commitments from third parties.

In addition to the potential cash needs described above, we have needed and may continue to need to secure additional financing for acquisitions of additional spectrum licenses and wireless service providers. See "Other Factors That May Affect Future Results – Recent Developments." The failure to obtain financing on commercially reasonable terms or at all could result in the delay or abandonment of our development and expansion plans or our inability to continue to provide service in all or portions of some of our markets, which could harm our ability to attract and retain customers.

Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Contractual Obligations and Commitments" in our Annual Report on Form 10-K for a description of our contractual obligations and commitments as of December 31, 2003. Except as noted herein, there were no material changes to our contractual obligations and commitments as of June 30, 2004 from the information set forth in the Annual Report on Form 10-K. See "Other Factors That May Affect Future Results – Recent Developments."

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. The $1,045 million increase in cash flows provided by operating activities in the first six months of 2004 compared to the similar period in 2003 was primarily due to our net income improvement.

Cash Flows Used In Investing Activities

Capital expenditures continue to be our primary use of cash for investing activities. Our capital expenditures, excluding acquisitions, were $2.7 billion for the six months ended June 30, 2004, compared to $2.1 billion for the similar period in 2003, and were used primarily to increase the capacity of our wireless network for usage demand, facilitate the introduction of new products and services and increase the operating efficiency and productivity of our wireless network. We expect total capital expenditures, excluding acquisitions, to be approximately $5.5 billion in 2004 and that we will have substantial capital requirements thereafter.

We invested $10 million during the first six months of 2004 to purchase a minority partner's interest in one of our partnerships and to purchase certain wireless licenses in Arkansas. In the first six months of 2003, we invested $908 million in acquisitions, including $762 million to purchase the Northcoast Communications LLC's ("Northcoast") licenses, $39 million to purchase a general partnership interest in Virginia 10 RSA Limited Partnership and $98 million to reimburse Verizon Communications for the purchase of a minority interest in one of its subsidiaries that was a partner in the Partnership.

Cash Flows Used In Financing Activities

Our total debt decreased during the first six months of 2004. Our net intercompany debt decreased by $11 million. We used $46 million to reduce our short-term obligations, of which $38 million was used to pay down a portion of our capital lease obligations. As of June 30, 2004, we had approximately $7.1 billion of demand notes payable primarily to Verizon Global Funding Corp. ("VGF"), a wholly-owned financing subsidiary of Verizon Communications.

Our debt securities continue to be accorded high ratings by primary rating agencies. In March 2004, Standard & Poor's announced that it put Verizon's debt and our debt on review with negative implications, citing general industry issues.

Our debt to equity ratio (including partner's capital subject to redemption) was 33% at June 30, 2004, compared to 34% at December 31, 2003 and 36% at June 30, 2003.

We made distributions to our owners of $1.4 billion in February of 2004. This distribution represented payments to our owners corresponding to 70.0% of our adjusted pre-tax income for the six month period ended December 31, 2003, which we are required to distribute subject to our meeting certain financial targets. We expect to make a distribution of approximately $1.8 billion to our owners in August 2004 for the six-month period ended June 30, 2004.

In addition, under the terms of an investment agreement entered into among Verizon Communications, Vodafone and us on April 3, 2000, Vodafone may require us to purchase up to an aggregate of $20 billion of Vodafone's interest in the partnership, at its then fair market value, with up to $10 billion redeemable during the 61-day period that opened on June 10 and closes on August 9 in 2004 and the remainder, not to exceed $10 billion in any one year, during the 61-day periods opening on June 10 and closing on August 9 in 2005, 2006 and/or 2007. Verizon Communications has the right, exercisable at its sole discretion, to purchase all or a portion of this interest instead of us. However, even if Verizon Communications exercises this right, Vodafone has the option to require us to purchase up to $7.5 billion of this interest redeemable during the 61-day periods opening on June 10 and closing on August 9 in 2005, 2006 and/or 2007 with cash or contributed debt. Accordingly, $20 billion of partners' capital has been classified as redeemable on the accompanying condensed consolidated balance sheets. As of August 5, 2004, Vodafone had not exercised its put rights for the 61-day period that will end August 9, 2004.

Market Risk

Our primary market risk relates to changes in interest rates, which could impact results of operations. As of June 30, 2004, we had approximately $11 billion of aggregate floating rate debt outstanding under intercompany loan facilities and the floating rate notes. The intercompany loans bear interest at rates that vary with Verizon Communications' cost of funding; because a portion of its debt is fixed-rate, and because its cost of funding may be affected by events related solely to it, our interest rates may not adjust in accordance with market rates. A change in our interest rates of 100 basis points would change our annual interest expense by approximately $110 million.

We also have exposure to fluctuations in foreign exchange rates as a result of a series of sale/leaseback transactions that obligate us to make balloon payments in Japanese yen during the remainder of 2004 and the early part of 2005. However, we have entered into forward exchange contracts that fully hedge the foreign exchange exposure for these balloon payment obligations, although we are subject to the risk that our counterparties to these contracts fail to perform. During the first six months of 2004 we made balloon payments of $38 million. Taking into account these hedge arrangements, as of June 30, 2004, our remaining obligations under these balloon payments were $38 million. We have estimated as of June 30, 2004 that, without the protection of these hedge arrangements, a 10% increase or decrease in the value of the U.S. dollar compared to the Japanese yen would change our obligations by approximately $3 million.

Other Factors That May Affect Future Results

Recent Developments

Attorneys General Settlement

From time to time, we receive inquiries from state Attorneys General offices or other consumer-protection agencies seeking information about our advertising, consumer disclosures and/or billing practices. In March 2001, we and two other wireless carriers received a letter of inquiry on behalf of a multi-state group of Attorneys General, requesting information concerning the advertising and marketing of various products and services offered by us, as well as information concerning various billing practices. In July 2004, each of the carriers entered into an Assurance of Voluntary Compliance with 32 states concluding the inquiry with respect to those 32 states. The Assurance requires each of the carriers to adopt certain advertising, sales and billing practices. We do not expect the settlement to have a material impact on our business practices, results of operations or financial condition.

Lucent Contract

On July 13, 2004 we announced an agreement under which we expect to spend approximately $5 billion with Lucent Technologies Inc. ("Lucent") to supply a wide variety of network equipment, software and services for our voice and data network. With this agreement, Lucent will continue as our primary next-generation network infrastructure supplier. This agreement includes the $525 million contract announced in March 2004, naming Lucent as a key supplier for our BroadbandAccess high-speed data network, and it replaces the previous agreement announced in March 2001.

NextWave License

On July 8, 2004 we announced that we had won the spectrum license for the New York metropolitan area auctioned by NextWave Telecom Inc. Under the terms of the purchase agreement, we will pay $930 million for the license. The transaction, subject to approval by the Federal Communications Commission ("FCC"), is expected to close by the end of 2004.

The 10 MHz license is in the 1.9 GHz PCS frequency range and covers a population of 20.1 million people for the New York, New York Basic Trading Area ("BTA"). The BTA covers New York City and northern and central New Jersey, as well as Westchester and Rockland counties. The license will be used to expand network capacity to meet our customers' growing demand for voice and data services.

Qwest Wireless

On July 1, 2004 we signed an agreement with Qwest Wireless, L.L.C. to purchase Qwest Wireless' spectrum licenses and wireless network assets for $418 million, increasing our capacity in key existing markets and expanding our network into new markets. Subject to FCC approval and antitrust regulatory review, the transaction is expected to close in the fourth quarter of 2004 or early 2005.

The agreement includes spectrum licenses in 62 markets in 14 western and mid-western states, covering a population of 30.8 million people. The transaction also includes Qwest Wireless' network switching centers, cell sites and related network equipment, which operate on the CDMA standard, the same as our network. Fifty-three of the licenses being purchased are in markets where we already operate our network, and will be used to expand capacity to meet growing demand for voice and data services. These markets include the major cities of Phoenix, Albuquerque, Tucson, Salt Lake City, Minneapolis-St. Paul, Denver, Portland (OR), Seattle, and Omaha. The spectrum licenses also include several new markets for us, and will expand our network footprint by 1.5 million people. These new markets include: Rochester and St. Cloud, MN; Lincoln, NE; and Longview, WA. The transaction does not include Qwest Wireless' customer base.

We expect to fund this acquisition, as well as the Nextwave license transaction described above, through a combination of operating cash flows and borrowings.

Cautionary Statement Concerning Forward-Looking Statements

In this Management's Discussion and Analysis, and elsewhere in this Quarterly Report and in our other public filings and statements (including oral communications), we have made forward-looking statements. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, capital expenditures, anticipated cost savings and financing plans. Forward-looking statements also include those preceded or followed by the words "may", "will", "expect", "intend", "plan", "anticipates", "believes", "estimates", "hopes" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

  our ability to generate additional customers, with acceptable levels of churn, from resellers and distributors of our service;

  our continued provision of satisfactory service to our customers at an acceptable price, in order to reduce churn;

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

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. Based on this evaluation, which disclosed no significant deficiencies or material weaknesses, they have concluded that the registrant's disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared. There were no changes in the registrant's internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

The following describes material developments in legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2003.

On July 19, 2004, the United States District Court in Baltimore entered an order remanding to the Superior Court for the District of Columbia the following lawsuits alleging personal injury, including cancer, from wireless phone use: Murray v. Motorola, Cochran v. Audiovox, Schwamb v. Qualcomm, and Agro v. Motorola.

In Campbell, et al. v. Verizon Wireless, et al. (Cal. Superior Court), the court granted final approval of a national class action settlement by order dated May 13, 2004. A notice of appeal was filed by certain objectors on July 12, 2004. This settlement will not be material to our consolidated financial statements.

A purported class action relating to the alleged imposition of early termination fees and handset locks, Brown v. Verizon Wireless Services, LLC., was filed on May 17, 2004 in Florida Circuit Court. The lawsuit alleges violations of the Florida Deceptive and Unfair Trade Practices Act and seeks compensatory damages, disgorgement, equitable relief and attorneys' fees. We are not currently able to assess the impact, if any, of the action on our consolidated financial statements.

We are defending three purported class actions in California asserting, among other things, violations of California wage payment laws. We have reached a settlement in principle to resolve one of these matters, Ramierez v. Verizon Wireless, filed in 2002 in Superior Court of the State of California, County of Los Angeles. We are defending two other class actions as a co-defendant with a customer service vendor alleging violations of wage-hour laws. The vendor is required by contract to indemnify us for any loss. We are not currently able to assess the impact, if any, of these actions on our consolidated financial statements; however, the settlement of the Ramierez purported class action, if approved, will not be material to our consolidated financial statements.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

	3.3	Cellco Partnership Amended and Restated Partnership Agreement (previously filed as an exhibit to Verizon Wireless Inc.'s Registration Statement on Form S-1 (No. 333-44394) and incorporated by reference herein)

	3.3.1	Amendment and Joinder to Cellco Partnership Amended and Restated Partnership Agreement dated as of July 10, 2000 (previously filed as an exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

	3.3.2	Amendment to Cellco Partnership Amended and Restated Partnership Agreement dated as of July 24, 2003 (previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (No. 333-92214) and incorporated by reference herein)

	3.3.3	Amendment to Cellco Partnership Amended and Restated Partnership Agreement dated as of February 26, 2004 (previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (No. 333-92214) and incorporated by reference herein)

	4.1	Indenture dated as of December 17, 2001 among Cellco Partnership and Verizon Wireless Capital LLC as Issuers and First Union National Bank as Trustee (previously filed as an exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

4.2	Form of global certificate representing the Floating Rate Notes due 2003 (previously filed as an exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

4.3	Form of global certificate representing the 5.375% Notes due 2006 (previously filed as an exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K filed or furnished during the quarter ended June 30, 2004:

A Current Report on Form 8-K, furnished on April 27, 2004, containing a press release announcing Verizon Communications' earnings for the first quarter of 2004 and supplemental information about their financial and other projections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLCO PARTNERSHIP

Date: August 6, 2004	By /s/ Andrew N. Halford

Andrew N. Halford
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Unless otherwise indicated, all information is as of August 5, 2004.