Form 10-Q
period 2004-09-30
CELLCO PARTNERSHIP
filed 2004-11-09
CIK 1175215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 333-92214

Cellco Partnership
(Exact name of registrant as specified in its charter)

Delaware (State of Organization)	22-3372889 (I.R.S. Employer Identification No.)

180 Washington Valley Road Bedminster, New Jersey (Address of principal executive offices)	07921 (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes      No   x

Table of Contents

Item No.

Part I. Financial Information		Page

1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Operations and Comprehensive Income
	Three and nine months ended September 30, 2004 and 2003	1

	Condensed Consolidated Balance Sheets
	September 30, 2004 and December 31, 2003	2

	Condensed Consolidated Statements of Cash Flows
	Nine months ended September 30, 2004 and 2003	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4

2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	8

3.	Quantitative and Qualitative Disclosures About Market Risk	17

4.	Controls and Procedures	17

Part II. Other Information

1.	Legal Proceedings	17

6.	Exhibits	17

Signature		19

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Operations and Comprehensive Income
Cellco Partnership (d/b/a Verizon Wireless)

(Dollars in Millions) (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Operating Revenue
Service revenue	$6,389	$5,299	$17,933	$14,970
Equipment and other	922	643	2,387	1,535

Total operating revenue	7,311	5,942	20,320	16,505

Operating Costs and Expenses
Cost of service (excluding depreciation and amortization
related to network assets included below)	939	822	2,627	2,333
Cost of equipment	1,168	893	2,992	2,388
Selling, general and administrative	2,411	2,103	6,933	5,942
Depreciation and amortization	1,147	1,000	3,305	2,863

Total operating costs and expenses	5,665	4,818	15,857	13,526

Operating Income	1,646	1,124	4,463	2,979

Other Income (Expenses)
Interest expense, net	(157)	(163)	(496)	(481)
Minority interests	(50)	(38)	(156)	(116)
Equity in income of unconsolidated entities	31	4	40	11
Other, net	-	1	(4)	1

Income before provision for income taxes	1,470	928	3,847	2,394
Provision for income taxes	(99)	(63)	(269)	(173)

Net Income	1,371	865	3,578	2,221

Other Comprehensive Income
Unrealized gain (loss) on derivative financial
instruments	2	3	3	9

Comprehensive Income	$1,373	$868	$3,581	$2,230

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Cellco Partnership (d/b/a Verizon Wireless)

(Dollars in Millions) (Unaudited)	September 30,	December 31,
	2004	2003

Assets
Current assets
Cash	$177	$137
Receivables, net of allowances of $240 and $234	2,485	2,123
Unbilled revenue	324	310
Inventories, net	544	432
Prepaid expenses and other current assets	260	249

Total current assets	3,790	3,251

Property, plant and equipment, net	20,155	18,996
Wireless licenses, net	41,070	40,885
Other intangibles, net	727	1,079
Investments in unconsolidated entities	83	225
Deferred charges and other assets, net	573	397

Total assets	$66,398	$64,833

Liabilities and Partners’ Capital
Current liabilities
Short-term obligations, including current maturities	$1,542	$70
Due to affiliates, net	7,597	6,897
Accounts payable and accrued liabilities	3,445	3,058
Advance billings	811	676
Other current liabilities	173	158

Total current liabilities	13,568	10,859

Long-term debt	2,495	4,029
Due to affiliates	2,781	2,781
Deferred tax liabilities, net	4,189	4,159
Other non-current liabilities	514	501

Total liabilities	23,547	22,329

Minority interests in consolidated entities	1,560	1,541
Partner’s capital subject to redemption	20,000	20,000

Commitments and contingencies (see Note 5)

Partners’ capital
Capital	21,330	21,005
Accumulated other comprehensive loss	(39)	(42)

Total partners’ capital	21,291	20,963

Total liabilities and partners’ capital	$66,398	$64,833

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Cellco Partnership (d/b/a Verizon Wireless)

(Dollars in Millions) (Unaudited)	Nine Months Ended September 30,
	2004	2003

Cash Flows from Operating Activities
Net income	$3,578	$2,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,305	2,863
Equity in income of unconsolidated entities	(40)	(11)
Minority interests	156	116
Changes in certain assets and liabilities (net of the effects of purchased and
disposed businesses)	102	164

Net cash provided by operating activities	7,101	5,353

Cash Flows from Investing Activities
Capital expenditures	(4,121)	(3,079)
Acquisitions of businesses and licenses, net of cash acquired	(11)	(919)
Wireless licenses deposit	(186)	-
Other investing, net	13	6

Net cash used in investing activities	(4,305)	(3,992)

Cash Flows from Financing Activities
Net (payments to) proceeds from affiliates	676	1,183
Net change in short-term obligations	(71)	(50)
Distributions to partners	(3,253)	(2,373)
Distributions to minority investors, net	(108)	(73)

Net cash used in financing activities	(2,756)	(1,313)

Increase in cash	40	48
Cash, beginning of period	137	124

Cash, end of period	$177	$172

See Notes to Unaudited Condensed Consolidated Financial Statements

Notes to Unaudited Condensed Consolidated Financial Statements
Cellco Partnership (d/b/a Verizon Wireless)

1.   Background and Basis of Presentation

Cellco Partnership (the ‘‘Partnership’’), doing business as Verizon Wireless, provides wireless voice and data services and related equipment to consumers and business customers in its markets. The Partnership’s wireless network covers 49 of the 50 most populated metropolitan areas throughout the United States.

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

2.   Wireless Licenses and Other Intangibles, Net

The Partnership treats wireless licenses as an indefinite life intangible asset under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” The wireless licenses are not amortized but rather tested for impairment. The Partnership will reevaluate the useful life determination for wireless licenses at least annually to determine whether events and circumstances continue to support an indefinite useful life.

When testing the carrying value of the wireless licenses for impairment, the Partnership determines the fair value of the aggregated wireless licenses by subtracting from enterprise discounted cash flows (net of debt) the fair value of all of the other net tangible and intangible assets, including previously unrecognized intangible assets. This approach is generally referred to as the residual method. In addition, the fair value of the aggregated wireless licenses is then subjected to a reasonableness analysis using public information of comparable wireless carriers. If the fair value of the aggregated wireless licenses as determined above is less than the aggregated carrying amount of the licenses, an impairment is recognized.

On September 29, 2004, the SEC issued a Staff Announcement regarding the “Use of the Residual Method to Value Acquired Assets other than Goodwill.” The Staff Announcement requires SEC registrants to adopt a direct value method of assigning value to intangible assets acquired in a business combination under SFAS No. 141, “Business Combinations,” effective for all business combinations completed after September 29, 2004. Further, all intangible assets valued under the residual method prior to this adoption are required to be tested for impairment using a direct value method no later than the beginning of 2005. Any impairment of intangible assets recognized upon application of a direct value method by entities previously applying the residual method should be reported as a cumulative effect of a change in accounting principle. Under this Staff Announcement, the reclassification of recorded balances between goodwill and intangible assets prior to the adoption of this Staff Announcement is prohibited. The Partnership is currently evaluating the provisions of this Staff Announcement to determine the impact of adopting a direct value method, if any, on its results of operations and financial condition.

The changes in the carrying amount of wireless licenses are as follows:

(Dollars in Millions)	Wireless Licenses, Net (a)	Wireless Licenses Associated with Equity Method Investments (b)	Total

Balance, net, as of January 1, 2004	$40,885	$168	$41,053
Wireless licenses acquired	19	-	19
Aggregate impairment losses recognized	-	-	-
Other	166	(138)	28

Balance, net, as of September 30, 2004	$41,070	$30	41,100

(a)	Interest costs of $32 were capitalized in wireless licenses during both the nine months ended September 30, 2004 and the year ended December 31, 2003.
(b)	Included in investments in unconsolidated entities.

Other intangibles, net consist of the following:
(Dollars in Millions)	September 30, 2004	December 31, 2003

Customer lists (4-7 yrs.)	$3,425	$3,425
Other (8 yrs.)	2	2

	3,427	3,427
Less: accumulated amortization (a)(b)	2,700	2,348

Other intangibles, net	$727	$1,079

(a)	Amortization expense for the three and nine months ended September 30, 2004 was $117 and $352, respectively. Amortization expense for the three and nine months ended September 30, 2003 was $131 and $399, respectively.
(b)	Based solely on the amortized intangible assets existing at September 30, 2004, the estimated amortization expense for the five succeeding fiscal years is as follows:
Remainder of 2004	$117
2005	$463
2006	$131
2007	$12
2008	$4

3.   Business Combinations

Acquisitions in the nine months ended September 30, 2004 consisted of various individually immaterial wireless licenses and partnership interests.

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

Other acquisitions in the nine months ended September 30, 2003 consisted of various individually immaterial wireless licenses and partnership interests.

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

The following table presents information about the Partnership’s acquisitions for the nine months ended September 30, 2004 and 2003:

(Dollars in Millions)	Acquisition Date	Purchase Price (a)	Wireless Licenses	Other Intangibles	Other Net Assets

2004
Various	Various	$46	$19	$-	$27

2003
Northcoast	May 2003	$762	$754	$-	$8
Various	Various	$162	$88	$1	$73

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

Components of Net Periodic Benefit Cost:
(Dollars in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Pension Benefits
Service cost	$-	$4	8	$13
Interest cost	2	2	6	6
Expected return on plan assets	(3)	(2)	(7)	(6)
Amortization of actuarial loss, net	1	2	4	6

Net periodic benefit cost	$-	$6	$11	$19

Postretirement Benefits
Service cost	$1	$-	$1	$-
Interest cost	1	1	2	2
Expected return on plan assets	-	-	-	-
Amortization of actuarial loss, net	-	-	1	-

Net periodic benefit cost	$2	$1	$4	$2

5.  Commitments and Contingencies

Under the terms of an investment agreement entered into among the Partnership, Verizon Communications Inc. (“Verizon”) and Vodafone Group Plc (“Vodafone”) on April 3, 2000, Vodafone may require the Partnership to purchase up to an aggregate of $20 billion of Vodafone’s interest in the Partnership, at its then fair market value. Up to $10 billion was redeemable during the 61-day period that opened on June 10 and closed on August 9 in 2004. Vodafone did not exercise its redemption rights during that period. As a result, $20 billion, not to exceed $10 billion in any one year, remains redeemable during the 61-day periods opening on June 10 and closing on August 9 in 2005, 2006 and/or 2007. Verizon has the right, exercisable at its sole discretion, to purchase all or a portion of this interest instead of the Partnership. However, even if Verizon exercises this right, Vodafone has the option to require the Partnership to purchase up to $7.5 billion of this interest redeemable during the 61-day periods opening on June 10 and closing on August 9 in 2005, 2006 and/or 2007 with cash or contributed debt. Accordingly, $20 billion of partners’ capital has been classified as redeemable on the accompanying condensed consolidated balance sheets.

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

All of the above matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate liability with respect to these matters as of September 30, 2004 cannot be ascertained. The potential effect, if any, on the consolidated financial statements of the Partnership, in the period in which these matters are resolved, may be material.

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

Proposed Acquisitions

On July 1, 2004, the Partnership signed an agreement with Qwest Wireless, L.L.C. to purchase Qwest Wireless' spectrum licenses and wireless network assets for $418 million, increasing its capacity in key existing markets and expanding its network into new markets. The agreement includes spectrum licenses in 62 markets in 14 western and mid-western states, covering a population of 30.8 million people. The transaction remains subject to Federal Communications Commission (“FCC”) approval and is expected to close in the first quarter of 2005.

6.   Subsequent Events

The Partnership announced on July 8, 2004 that it had won the spectrum license for the New York metropolitan area auctioned by NextWave Telecom Inc. Under the terms of the purchase agreement, the Partnership agreed to pay $930 million for the license. The license covers a population of 20.1 million people for the New York, New York Basic Trading Area, and will be used to expand the Partnership’s network capacity to meet customers’ growing demand for voice and data services. The transaction closed on October 29, 2004.

On October 1, 2004, the Partnership purchased certain spectrum licenses in Indiana from Centennial Michiana License Company LLC for $24 million. These licenses provide the Partnership with additional growth capacity, serving a total population of approximately 1.9 million.

On November 4, 2004, the Partnership announced that it had signed a definitive agreement to acquire spectrum licenses in 23 markets around the country. The licenses will be acquired for $3 billion through the purchase of the stock of NextWave Telecom Inc. following the completion of its bankruptcy reorganization, when it will own no assets other than the licenses. The Partnership expects to fund the purchase through cash flow from operations and inter-company loans. The licenses will be used to expand the Partnership’s network capacity in key markets. The transaction, which is subject to approval by the Federal Bankruptcy Court and the FCC, as well as antitrust regulatory review, is expected to close by mid-2005.

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

Overview

We are a leading wireless communications provider in the United States in terms of the number of customers, network coverage, revenues and operating income. We have one of the largest wireless networks in the United States, covering 49 of the 50 most populated metropolitan areas throughout the United States. We believe our leadership position within the wireless industry will allow us to take advantage of increasing penetration and usage trends within the United States in the coming years. We provide wireless voice and data services and related equipment to consumers and business customers in our markets.

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

  Provide the highest network quality through our code division multiple access (“CDMA”) 1XRTT technology and the deployment of a new CDMA-based network technology, Evolution Data Optimized (“EV-DO”), which significantly increases data transmission rates.
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

In addition, there is substantial competition in the wireless telecommunications industry. We compete primarily against a number of major wireless service providers. Additionally, we expect to face increased competition from mobile virtual network operator resellers, who buy wireless service on a wholesale basis from facilities-based providers. We believe that the following are the most important competitive factors in our industry: network technology, quality and coverage; customer service; distribution; brand recognition and capital resources.

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

The following items highlight selected elements of our results of operations and financial position in the third quarter of 2004 as they relate to our key business strategies:

Customer growth: We ended the third quarter of 2004 with 42.1 million customers, an increase of 16.9% over the third quarter of 2003. We added almost 1.7 million net customers during the quarter while reducing our total churn to 1.53%, compared to 1.85% in the third quarter of 2003. Retail postpaid customers comprised 92% of our total customer base as of September 30, 2004.

Revenue growth: Total revenue grew by 23% in the third quarter of 2004 compared to the third quarter of 2003, to $7.3 billion, driven by increased service revenue per customer and customer growth.

Capital expenditures: We invested $4.1 billion primarily in our network in the first nine months of 2004 in order to increase capacity on our network for usage demand and to facilitate the introduction of new products and services through new technologies such as EV-DO. During the third quarter of 2004, we announced the deployment of BroadbandAccess in 12 new markets, bringing the total number of major metropolitan markets in which this service is deployed to 14. We expect to have deployed BroadbandAccess, which is powered by our EV-DO third generation wide-area network, in one-third of our network, where approximately 75 million people reside, by the end of 2004.

Cash flows: We generated approximately $7.1 billion of cash from operating activities during the first nine months of 2004, an increase of $1.7 billion over the first nine months of 2003. We used this cash not only to invest in our network through capital expenditures, but also to provide more than $3.2 billion in distributions to our owners.

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

When testing the carrying value of the wireless licenses for impairment, we determine the fair value of the aggregated wireless licenses by subtracting from enterprise discounted cash flows (net of debt) the fair value of all of the other net tangible and intangible assets, including previously unrecognized intangible assets. This approach is generally referred to as the residual method. In addition, the fair value of the aggregated wireless licenses is then subjected to a reasonableness analysis using public information of comparable wireless carriers. If the fair value of the aggregated wireless licenses as determined above is less than the aggregated carrying amount of the licenses, an impairment is recognized.

On September 29, 2004, the SEC issued a Staff Announcement regarding the “Use of the Residual Method to Value Acquired Assets other than Goodwill.” The Staff Announcement requires SEC registrants to adopt a direct value method of assigning value to intangible assets acquired in a business combination under SFAS No. 141, “Business Combinations,” effective for all business combinations completed after September 29, 2004. Further, all intangible assets valued under the residual method prior to this adoption are required to be tested for impairment using a direct value method no later than the beginning of 2005. Any impairment of intangible assets recognized upon application of a direct value method by entities previously applying the residual method should be reported as a cumulative effect of a change in accounting principle. Under this Staff Announcement, the reclassification of recorded balances between goodwill and intangible assets prior to the adoption of this Staff Announcement is prohibited. We are currently evaluating the provisions of this Staff Announcement to determine the impact of adopting a direct value method, if any, on our results of operations and financial condition.

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

Consolidated Results of Operations

Customers
	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change

Customers (end of period) (thousands)	42,118	36,026	16.9%	42,118	36,026	16.9%
Net additions in the period* (thousands)	1,674	1,407	19.0%	4,596	3,535	30.0%

Average monthly churn	1.53%	1.85%	-17.3%	1.53%	1.88%	-18.6%
_______
* The nine months ended September 30, 2003 includes approximately 6,000 customers added through property acquisitions in the first quarter of 2003.

We ended the third quarter of 2004 with 42.1 million customers, compared to 36.0 million customers at the end of the third quarter of 2003, an increase of 6.1 million net new customers, or 16.9% . All of these new customers were the result of internal growth. The overall composition of our customer base as of September 30, 2004 was 92% retail postpaid, 4% retail prepaid and 4% resellers, compared to 91% retail postpaid, 5% retail prepaid and 4% resellers as of September 30, 2003.

Approximately 40.2 million, or 96% of our customers as of September 30, 2004, subscribed to CDMA digital service, compared to 33.5 million, or 93% as of September 30, 2003.

Approximately 1.7 million customers were added through internal growth during the third quarter of 2004, compared to 1.4 million during the third quarter of 2003. Retail net additions, which accounted for approximately 94% of the total customers added during the third quarter of 2004, increased more than 24%, compared to the third quarter of 2003.

Our total average monthly churn rate, the rate at which customers disconnect service, decreased to 1.53% in the third quarter of 2004 and the nine months ended September 30, 2004, compared to 1.85% in the third quarter of 2003 and 1.88% for the nine months ended September 30, 2003, as a result of decreased churn in both our retail and reseller customer bases.

Operating Revenue
(Dollars in Millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change

Service revenue	$6,389	$5,299	20.6%	$17,933	$14,970	19.8%
Equipment and other	922	643	43.4%	2,387	1,535	55.5%

Total operating revenue	$7,311	$5,942	23.0%	$20,320	$16,505	23.1%

Average service revenue per
customer per month	$51.58	$50.03	3.1%	$50.18	$48.85	2.7%

Total operating revenue grew by $1,369 million, or 23.0%, in the third quarter of 2004 and $3,815 million, or 23.1%, for the nine months ended September 30, 2004, compared to similar periods in 2003.

Service revenue. Service revenue grew by $1,090 million, or 20.6%, in the third quarter of 2004 and $2,963 million, or 19.8%, for the nine months ended September 30, 2004, compared to similar periods in 2003. This increase was primarily due to the 16.9% increase in customers as well as an increase in average service revenue per customer for the three and nine months ended September 30, 2004 compared to similar periods in 2003. In addition, data revenue grew by $182 million, or 152%, in the third quarter of 2004 and $478 million, or 171%, for the nine months ended September 30, 2004, compared to similar periods in 2003, as a result of increased use of our messaging and other data services, such as Get It Now®, Get Pix and Get Txt. Data revenue accounted for 4.7% of service revenue in the third quarter of 2004, compared to 2.3% in the third quarter of 2003, and 4.2% for the nine months ended September 30, 2004, compared to 1.9% for the nine months ended September 30, 2003.

Average service revenue per customer per month increased 3.1% to $51.58 for the third quarter of 2004 and increased 2.7% to $50.18 for the nine months ended September 30, 2004, compared to similar periods in 2003. These increases were primarily due to the higher proportion of customers choosing higher access price plans, including our America’s Choice price plans, as well as an increase in data revenue per customer, partially offset by decreased roaming revenue as a result of the continued increase in the popularity of bundled pricing plans.

Equipment and other revenue. Equipment and other revenue grew by $279 million, or 43.4%, in the third quarter of 2004 and $852 million, or 55.5%, for the nine months ended September 30, 2004, compared to similar periods in 2003. These increases were primarily attributable to an increase in equipment revenue of $162 million in the third quarter of 2004 and $451 million for the nine months ended September 30, 2004, compared to similar periods in 2003. The increase in equipment revenue was caused by an increase in handsets sold (including higher-priced color and camera phones and other data devices) of 35% in the third quarter of 2004 and 31% for the nine months ended September 30, 2004, compared to similar periods in 2003. These increases were in turn driven primarily by an increase in equipment upgrades as well as gross retail customer additions in the third quarter of 2004 and the nine months ended September 30, 2004, compared to similar periods in 2003.

Revenue associated with certain regulatory fees, primarily the Universal Service Fund (“USF”), increased by $14 million in the third quarter of 2004 and $67 million for the nine months ended September 30, 2004, compared to similar periods in 2003. The increase in the associated payments of these fees is reflected in selling, general and administrative expense. In addition, revenue generated from local number portability (“LNP”) cost recovery surcharges, which we began to collect in March 2004, was $45 million in the third quarter of 2004 and $102 million for the nine months ended September 30, 2004. We plan to phase out the collection of these surcharges by the end of 2004.

Operating Costs and Expenses
(Dollars in Millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change

Cost of service	$939	$822	14.2%	$2,627	$2,333	12.6%
Cost of equipment	1,168	893	30.8%	2,992	2,388	25.3%
Selling, general and administrative	2,411	2,103	14.6%	6,933	5,942	16.7%
Depreciation and amortization	1,147	1,000	14.7%	3,305	2,863	15.4%

	$5,665	$4,818	17.6%	$15,857	$13,526	17.2%

Cost of service. Cost of service grew by $117 million, or 14.2%, in the third quarter of 2004 and $294 million, or 12.6%, for the nine months ended September 30, 2004, compared to similar periods in 2003. The increase was primarily due to increased network costs caused by increased network minutes of use of approximately 44% for the third quarter of 2004 and 47% for the nine months ended September 30, 2004, compared to similar periods in 2003, partially offset by lower roaming, local interconnection and long distance rates. Service margins (service revenue less cost of service, divided by service revenue) were 85.3% for the third quarter of 2004, compared to 84.5% for the third quarter of 2003 and 85.4% for the nine months ended September 30, 2004, compared to 84.4% for the nine months ended September 30, 2003.

Cost of equipment. Cost of equipment grew by $275 million, or 30.8%, in the third quarter of 2004 and $604 million, or 25.3%, for the nine months ended September 30, 2004, compared to similar periods in 2003. These increases were primarily attributed to an increase in handsets sold, driven by higher equipment upgrades and gross retail activations for the third quarter of 2004 and the nine months ended September 30, 2004, compared to similar periods in 2003. The increases in handsets sold and equipment upgrades caused negative equipment margins (equipment revenue less equipment cost) to increase for the third quarter of 2004 and the nine months ended September 30, 2004, compared to similar periods in 2003.

Selling, general and administrative expenses. Selling, general and administrative expenses grew by $308 million, or 14.6%, in the third quarter of 2004 and $991 million, or 16.7%, for the nine months ended September 30, 2004, compared to similar periods in 2003. These increases were primarily due to an increase in salary and benefits expense of $180 million for the third quarter of 2004 and $553 million for the nine months ended September 30, 2004, compared to similar periods in 2003. The salary and benefits expense increase was the result of both higher per employee salary and benefits costs and an increase in our number of employees, principally in the sales and customer care areas.

Also contributing to the selling, general and administrative expense increases was a $27 million aggregate increase in sales commissions in our direct and indirect channels, for the third quarter of 2004 and an $109 million increase for the nine months ended September 30, 2004, compared to similar periods in 2003, primarily related to the increase in gross customer additions and customer renewals in the third quarter of 2004 and the nine months ended September 30, 2004, compared to similar periods in 2003. Advertising and promotion expenses increased by $20 million in the third quarter of 2004 and $88 million for the nine months ended September 30, 2004, compared to similar periods in 2003. To the extent gross customer additions and customer renewals continue to increase, we expect to continue to incur increased customer acquisition and retention-related expenses.

In addition, costs associated with certain regulatory fees, primarily USF, increased by $17 million in the third quarter 2004 and $63 million for the nine months ended September 30, 2004, compared to similar periods in 2003. The revenue associated with these fees is reflected in equipment and other revenue. See equipment and other revenue discussion above.

Depreciation and amortization. Depreciation and amortization increased by $147 million, or 14.7%, in the third quarter of 2004 and $442 million, or 15.4%, for the nine months ended September 30, 2004, compared to similar periods in 2003. These increases were primarily due to increased depreciation expense related to an increase in depreciable assets.

Other Income (Expenses)
(Dollars in Millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change

Interest expense, net	$(157)	$(163)	-3.7%	$(496)	$(481)	3.1%
Minority interests	(50)	(38)	31.6%	(156)	(116)	34.5%
Equity in income of unconsolidated entities	31	4	675.0%	40	11	263.6%
Other, net	--	1	-100%	(4)	1	-500.0%
Provision for income taxes	(99)	(63)	57.1%	(269)	(173)	55.5%

Interest expense, net. Interest expense, net decreased by $6 million, or 3.7%, in the third quarter of 2004 and increased by $15 million, or 3.1%, for the nine months ended September 30, 2004, compared to similar periods in 2003. The decrease in the third quarter of 2004 was primarily due to lower average debt levels and higher capitalized interest, partially offset by an increase in the weighted average interest rate for borrowings from Verizon Communications Inc. (“Verizon Communications”) from approximately 5.0% in the third quarter of 2003 to approximately 5.8% in the third quarter 2004. The increase for the nine months ended September 30, 2004 was primarily due to an increase in the weighted average interest rate for borrowings from Verizon Communications from approximately 5.2% in the first nine months of 2003 to approximately 6.1% in the first nine months of 2004, partially offset by higher capitalized interest and lower average debt levels.

Minority interests. Minority interests increased by $12 million, or 31.6%, for the third quarter of 2004 and $40 million, or 34.5%, for the nine months ended September 30, 2004, compared to similar periods in 2003. These increases were mainly attributable to increases in the income from subsidiary partnerships.

Equity in income of unconsolidated entities. Equity in income of unconsolidated entities increased by $27 million, or 675.0%, for the third quarter of 2004 and $29 million, or 263.6%, for the nine months ended September 30, 2004, compared to similar periods in 2003. These increases were mainly attributable to the recording of a gain on the disposal of certain equity investments in July 2004.

Provision for income taxes. The Partnership is not subject to federal or state tax on income generated from markets it owns directly or through partnership entities. However, the Partnership does own some of its markets through corporate entities, which are required to provide for both federal and state tax on their income. The tax provision was $99 million for the third quarter of 2004 and $269 million for the nine months ended September 30, 2004. The effective tax rates were 6.7% for the third quarter of 2004, compared to 6.8% for the third quarter of 2003 and 7.0% for the nine months ended September 30, 2004, compared to 7.2% for the nine months ended September 30, 2003. The decrease in the effective tax rates for the three and nine months ended September 30, 2004 was mainly attributable to a decrease in the proportion of income earned through corporate entities compared to markets owned directly or through partnership entities.

Consolidated Financial Condition

(Dollars in Millions)	Nine Months Ended September 30,
	2004	2003	$ Change

Cash Flows Provided By (Used In)
Operating activities	$7,101	$5,353	$1,748
Investing activities	(4,305)	(3,992)	(313)
Financing activities	(2,756)	(1,313)	(1,443)

Increase (Decrease) in Cash	$40	$48	$(8)

Historically, we have funded our operations and other cash needs utilizing internally generated funds, intercompany and external borrowings and capital contributions. We expect to rely on a combination of internally generated, intercompany and external funds to fund continued capital expenditures, acquisitions, distributions and debt service needs. Sources of future intercompany and external financing requirements may include a combination of debt financing provided through intercompany debt facilities with Verizon Communications, borrowings from banks or debt issued in private placements or in the public markets. We believe that internally generated funds will be sufficient to fund capital expenditures, distributions and interest payments on our debt in the next several years. Internally generated funds would not be sufficient to repay principal on our debt, including demand notes owed to Verizon Communications (if we were required to repay that debt in the next several years) and other short-term debt, including the $1.5 billion of Floating Rate Notes due May 23, 2005, and would not be sufficient to honor any exercise of Vodafone Group Plc’s (“Vodafone”) put rights. See “Cash Flows Used In Financing Activities.” We expect to refinance our outstanding debt when due with new debt financings, including debt financing provided either through intercompany borrowings, private placements, bank borrowings or public financing, and would seek other financing to honor any exercise of the put rights. While we believe we could obtain financing, Verizon Communications has no commitment to provide any financing to us, and we have no commitments from third parties.

In addition to the potential cash needs described above, we have needed and may continue to need to secure additional financing for acquisitions of additional spectrum licenses and wireless service providers. See “Other Factors That May Affect Future Results – Recent Developments.” The failure to obtain financing on commercially reasonable terms or at all could result in the delay or abandonment of our development and expansion plans or our inability to continue to provide service in all or portions of some of our markets, which could harm our ability to attract and retain customers.

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for a description of our contractual obligations and commitments as of December 31, 2003. Except as noted herein, there were no material changes to our contractual obligations and commitments as of September 30, 2004 from the information set forth in the Annual Report on Form 10-K.

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. Cash flows provided by operating activities was $7.1 billion for the nine months ended September 30, 2004, an increase of more than $1.7 billion, compared to the similar period in 2003. This increase was primarily due to our net income improvement.

Cash Flows Used In Investing Activities

Capital expenditures continue to be our primary use of cash for investing activities. Our capital expenditures, excluding acquisitions, were $4.1 billion for the nine months ended September 30, 2004, compared to $3.1 billion for the similar period in 2003, and were used primarily to increase the capacity of our wireless network for usage demand, facilitate the introduction of new products and services and increase the operating efficiency and productivity of our wireless network. We expect total capital expenditures, excluding acquisitions, to be approximately $5.5 billion in 2004 and that we will have substantial capital requirements thereafter.

We invested $11 million during the first nine months of 2004 to purchase a minority partner’s interest in one of our partnerships and to purchase certain wireless licenses in Arkansas. In the first nine months of 2003, we invested $919 million in acquisitions, including $762 million to purchase the Northcoast Communications LLC’s (“Northcoast”) licenses, $39 million to purchase a general partnership interest in Virginia 10 RSA Limited Partnership and $98 million to reimburse Verizon Communications for the purchase of a minority interest in one of its subsidiaries that was a partner in the Partnership.

Net investing activities also includes a $186 million deposit related to the spectrum license for the New York metropolitan area, which we won in July 2004 in an auction by NextWave Telecom Inc.

Proposed Acquisitions

We expect to spend a significant amount of cash over the next several months and in early 2005 on the following proposed acquisitions:

On July 1, 2004 we signed an agreement with Qwest Wireless, L.L.C. to purchase Qwest Wireless' spectrum licenses and wireless network assets for $418 million, increasing our capacity in key existing markets and expanding our network into new markets. The agreement includes spectrum licenses in 62 markets in 14 western and mid-western states, covering a population of 30.8 million people. The transaction remains subject to Federal Communications Commission (“FCC”) approval and is expected to close in the first quarter of 2005.

On November 4, 2004, we announced that we had signed a definitive agreement to acquire spectrum licenses in 23 markets around the country. The licenses will be acquired for $3 billion through the purchase of the stock of NextWave Telecom Inc. following the completion of its bankruptcy reorganization, when it will own no assets other than the licenses. We expect to fund the purchase through cash flow from operations and inter-company loans. The licenses will be used to expand our network capacity in key markets. The transaction, which is subject to approval by the Federal Bankruptcy Court and the FCC, as well as antitrust regulatory review, is expected to close by mid-2005.

Acquisition Completed after Reporting Period

On July 8, 2004 we announced that we had won the spectrum license for the New York metropolitan area auctioned by NextWave Telecom Inc. Under the terms of the purchase agreement, we agreed to pay $930 million for the license. The license covers a population of 20.1 million people for the New York, New York Basic Trading Area, and will be used to expand our network capacity to meet customers’ growing demand for voice and data services. The transaction closed on October 29, 2004. See “Other Factors That May Affect Future Results – Recent Developments.”

Cash Flows Used In Financing Activities

Our total debt increased during the nine months ended September 30, 2004. Our net intercompany debt increased by $676 million. We used $71 million to reduce our short-term obligations, of which $68 million was used to pay down a portion of our capital lease obligations. As of September 30, 2004, we had approximately $7.7 billion of demand notes payable primarily to Verizon Global Funding Corp. (“VGF”), a wholly-owned financing subsidiary of Verizon Communications and approximately $2.8 billion of term notes payable to Verizon Communications’ subsidiaries and affiliates.

Our debt securities continue to be accorded high ratings by primary rating agencies. In March 2004, Standard & Poor’s announced that it put Verizon Communications’ debt and our debt on review with negative implications, citing general industry issues. In September 2004, Standard & Poor’s removed Verizon Communications’ debt and our debt from review, affirming for each an A+ rating with a long-term ratings outlook of negative.

Our debt to equity ratio (including partner’s capital subject to redemption) was 35% at September 30, 2004, compared to 34% at December 31, 2003 and 36% at September 30, 2003.

We made distributions to our owners of more than $3.2 billion in the first nine months of 2004. Approximately $1.4 billion of these distributions represented payments to our owners corresponding to 70.0% of our adjusted pre-tax income for the six month period ended December 31, 2003 and approximately $1.8 billion for the six month period ended June 30, 2004, which we are required to distribute subject to our meeting certain financial targets.

In addition, under the terms of an investment agreement entered into among Verizon Communications, Vodafone and us on April 3, 2000, Vodafone may require us to purchase up to an aggregate of $20 billion of Vodafone’s interest in the Partnership, at its then fair market value. Up to $10 billion was redeemable during the 61-day period that opened on June 10 and closed on August 9 in 2004. Vodafone did not exercise its redemption rights during that period. As a result, $20 billion, not to exceed $10 billion in any one year, remains redeemable during the 61-day periods opening on June 10 and closing on August 9 in 2005, 2006 and/or 2007. Verizon Communications has the right, exercisable at its sole discretion, to purchase all or a portion of this interest instead of us. However, even if Verizon Communications exercises this right, Vodafone has the option to require us to purchase up to $7.5 billion of this interest redeemable during the 61-day periods opening on June 10 and closing on August 9 in 2005, 2006 and/or 2007 with cash or contributed debt. Accordingly, $20 billion of partners’ capital has been classified as redeemable on the accompanying condensed consolidated balance sheets.

Market Risk

Our primary market risk relates to changes in interest rates, which could impact results of operations. As of September 30, 2004, we had approximately $11.7 billion of aggregate floating rate debt outstanding under intercompany loan facilities and the floating rate notes. The intercompany loans bear interest at rates that vary with Verizon Communications’ cost of funding; because a portion of its debt is fixed-rate, and because its cost of funding may be affected by events related solely to it, our interest rates may not adjust in accordance with market rates. A change in our interest rates of 100 basis points would change our annual interest expense by approximately $117 million.

We also have exposure to fluctuations in foreign exchange rates as a result of a series of sale/leaseback transactions that obligate us to make balloon payments in Japanese yen during the remainder of 2004 and the early part of 2005. However, we have entered into forward exchange contracts that fully hedge the foreign exchange exposure for these balloon payment obligations, although we are subject to the risk that our counterparties to these contracts fail to perform. During the first nine months of 2004 we made balloon payments of $68 million. Taking into account these hedge arrangements, as of September 30, 2004, our remaining obligations under these balloon payments were $8 million. We have estimated as of September 30, 2004 that, without the protection of these hedge arrangements, a 10% increase or decrease in the value of the U.S. dollar compared to the Japanese yen would change our obligations by approximately $1 million.

Other Factors That May Affect Future Results

Recent Developments

On July 13, 2004, we announced the signing of a six-year agreement with Lucent Technologies Inc. under which we expect to spend approximately $5 billion to purchase a wide variety of network equipment, software and services for our national next-generation voice and data network.

On October 13, 2004, we announced that Andrew Halford, our Vice President and Chief Financial Officer, was named the Financial Director Designate of Vodafone Group. Mr. Halford, who has been CFO at Verizon Wireless since April 2002, will remain as our Vice President and CFO until December 31, 2004.

On October 29, 2004 we completed the purchase of the spectrum license for the New York metropolitan area, which we won in July 2004 in an auction by NextWave Telecom Inc.

On November 4, 2004, we announced that we had signed a definitive agreement to acquire spectrum licenses in 23 markets around the country. The licenses will be acquired for $3 billion through the purchase of the stock of NextWave Telecom Inc. following the completion of its bankruptcy reorganization, when it will own no assets other than the licenses. We expect to fund the purchase through cash flow from operations and inter-company loans. The licenses will be used to expand our network capacity in key markets. The transaction, which is subject to approval by the Federal Bankruptcy Court and the FCC, as well as antitrust regulatory review, is expected to close by mid-2005.

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

Part II - Other Information

Item 1. Legal Proceedings

On October 5, 2004, plaintiffs in In Re Wireless Telephone 911 Calls Litigation (U.S. District Court, N.D. Illinois) were granted leave to amend their complaint to, among other things, add Cellco Partnership as a defendant. The amended complaint purports to be brought on behalf of a nationwide class of persons who purchased handsets from Cellco and other defendants that allegedly did not comply with the FCC’s emergency 911 call processing rules, which became effective as of February 2000. The complaint alleges violations of the Communications Act, California unfair competition statute, and applicable state consumer fraud laws, as well as breach of warranty, breach of contract and implied covenant of fair dealing, and unjust enrichment. The complaint seeks injunctive and declaratory relief, compensatory and punitive damages, and attorneys’ fees. We are not currently able to assess the impact, if any, of this action on our consolidated financial statements.

A patent infringement lawsuit relating to international call blocking, Gammino v. Cellco Partnership d/b/a Verizon Wireless, Verizon Communications, Inc., Vodafone Group plc, et al., was filed on September 10, 2004 in the U.S. District Court, Eastern District of Pennsylvania. Plaintiff seeks unspecified money damages and injunctive relief. We are not currently able to assess the impact, if any, of the action on our consolidated financial statements.

The following describes material developments in legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2003:

The parties settled CIVIX-DDI, LLC v. Motorola, Inc., et al., filed June 4, 2003, on October 11, 2004. The U.S. District Court, N.D. Illinois dismissed the lawsuit on October 12, 2004. The settlement is not material to our consolidated financial statements.

Item 6. Exhibits

Exhibits:

3.3	Cellco Partnership Amended and Restated Partnership Agreement (previously filed as an exhibit to Verizon Wireless Inc.’s Registration Statement on Form S-1 (No. 333-44394) and incorporated by reference herein)

3.3.1	Amendment and Joinder to Cellco Partnership Amended and Restated Partnership Agreement dated as of July 10, 2000 (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

3.3.2	Amendment to Cellco Partnership Amended and Restated Partnership Agreement dated as of July 24, 2003 (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (No. 333-92214) and incorporated by reference herein)

3.3.3	Amendment to Cellco Partnership Amended and Restated Partnership Agreement dated as of February 26, 2004 (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (No. 333-92214) and incorporated by reference herein)

4.1	Indenture dated as of December 17, 2001 among Cellco Partnership and Verizon Wireless Capital LLC as Issuers and First Union National Bank as Trustee (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

4.2	Form of global certificate representing the Floating Rate Notes due 2003 (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

4.3	Form of global certificate representing the 5.375% Notes due 2006 (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

10.37	Definitive Agreement between Cellco Partnership and Lucent Technologies Inc. dated June 18, 2004 [1]

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Confidential materials appearing in this document have been omitted and filed separately with the Securities and Exchange Commission in accordance with the Securities Act of 1934, as amended, and Rule 24b-2 promulgated thereunder. Omitted information has been replaced with asterisks.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLCO PARTNERSHIP

Date: November 8, 2004	By	/s/ Andrew N. Halford

Andrew N. Halford
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Unless otherwise indicated, all information is as of November 5, 2004.