Form 10-K
period 2004-12-31
CELLCO PARTNERSHIP
filed 2005-03-14
CIK 1175215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes Ö_   No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  N/A

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes__   No Ö_

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0_

Documents incorporated by reference:

None

TABLE OF CONTENTS

Item No.			Page
		PART I
1	.	Business	1
2	.	Properties	20
3	.	Legal Proceedings	20
4	.	Submission of Matters to a Vote of Security Holders	22

		PART II

5	.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer
		Purchases of Equity Securities	22
6	.	Selected Financial Data	23
7	.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
7	A.	Quantitative and Qualitative Disclosures About Market Risk	41
8	.	Financial Statements and Supplementary Data	41
9	.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	41
9	A.	Controls and Procedures	41
9	B.	Other Information	42

		PART III

10	.	Directors and Executive Officers of the Registrant	42
11	.	Executive Compensation	44
12	.	Security Ownership of Certain Beneficial Owners and Management	53
13	.	Certain Relationships and Related Transactions	54
14	.	Principal Accounting Fees and Services	63

		PART IV

15	.	Exhibits, Financial Statement Schedules	65

Signatures			93

Unless otherwise indicated, all information is as of March 10, 2005.

      Trademarks, servicemarks and other similar intellectual property owned by or licensed to us appear in italics. All other trademarks in this annual report are the property of their respective owners.

     In this annual report “Verizon Wireless”, “the partnership”, “our company”, “we”, “us” and “our” refer to Cellco Partnership, which does business as Verizon Wireless, and, unless the context indicates otherwise, its subsidiaries.

PART I Item 1. Business

Overview

     We are the most profitable wireless communications provider in the U.S., in terms of operating income. We are the second largest domestic wireless carrier in terms of the number of customers and revenues. We offer wireless voice and data services across one of the most extensive wireless networks in the U.S.:

  we had 43.8 million customers as of December 31, 2004, of which approximately 42.1 million were digital customers;

  we grew our customer base by 6.3 million and 5.0 million customers for the years ended December 31, 2004 and 2003, respectively;

  we had revenues of $27.7 billion and $22.5 billion for the years ended December 31, 2004 and 2003, respectively;

  we had operating income of $5.8 billion and $4.1 billion for the years ended December 31, 2004 and 2003, respectively;

  we had net income of $4.7 billion and $3.1 billion for the years ended December 31, 2004 and 2003, respectively;

  we have Federal Communications Commission (“FCC”) licenses to offer our services in areas where approximately 269 million people reside; and

  our owned and operated network provides service in, or covers, areas where approximately 90% of the population in our licensed markets resides, equating to coverage for approximately 243 million people, including in 49 of the top 50 and 97 of the top 100 most populated U.S. metropolitan areas.

     Our owners are wholly-owned, indirect subsidiaries of Verizon Communications Inc. (“Verizon Communications”), which is the largest provider of wireline communications in the U.S., and wholly-owned, indirect U.S. subsidiaries of Vodafone Group Plc (“Vodafone”), one of the leading wireless telecommunications companies in the world. We believe that our relationships with Verizon Communications and Vodafone afford us benefits, including Verizon Communications’ own brand marketing efforts and promotional opportunities for us with its customer base, and Vodafone’s insights from its international markets.

Industry Overview

General

     Wireless communications systems use a variety of radio frequencies to transmit voice and data. Broadly defined, the wireless communications industry includes one-way radio applications, such as paging services, and two-way radio applications, such as cellular telephone service, enhanced specialized mobile radio services (“ESMR”), personal communications services (“PCS”) and narrowband PCS service. The FCC licenses the radio frequencies used to provide each of these applications and has authorized the use of certain unlicensed frequencies for certain wireless services. See “Business – Regulatory Environment – Spectrum Acquisitions.”

     Since the introduction of cellular service in 1983, the wireless communications industry has grown dramatically in the U.S. As illustrated by the following table, cellular, ESMR, and PCS providers in the U.S. experienced compound rates of growth of 22.4% and 23.3% in total service revenues and customers, respectively, over the period from 1994 to 2003. Industry information for 2004 is not yet available.

Wireless Industry Statistics*

	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003

Total service revenues (in billions)	$14.2	$19.1	$23.6	$27.5	$33.1	$40.0	$52.5	$65.0	$76.6	$87.6
Ending customers (in millions)	24.1	33.8	44.0	55.3	69.2	86.0	109.5	128.4	140.8	158.7
Customer growth	50.8%	40.0%	30.4%	25.6%	25.1%	24.3%	27.3%	17.3%	9.7%	12.8%
Ending penetration	9.4%	13.0%	16.3%	20.2%	25.1%	30.8%	39.2%	45.7%	48.1%	53.9%

* Source: Cellular Telecommunications & Internet Association

Recent Industry Trends

     The growth in the wireless communications industry in terms of customers, revenue and cash flow has been substantial and has been influenced by the following industry trends. While we believe that the industry will continue to experience growth, we believe that, as penetration increases, the pace of future growth will depend to a greater extent on the development and uptake of new services.

     More affordable pricing and new services are driving demand and penetration levels, and impacting network capacity. All national carriers are offering larger bundles of included minutes, which improves the affordability of wireless service and results in increased penetration levels and usage. As price levels for wireless services have declined, many landline customers have shifted usage to wireless and, in some cases, have made wireless their sole telecommunications service. In addition, usage has increased due to continuing innovations, including enhanced data capabilities, improved voice quality and custom calling features, which have improved the customer experience. While increasing usage is driving network efficiencies and revenue growth, it also is impacting demand, necessitating, in some markets, expenditures to both increase existing network capacity and acquire additional spectrum.

     Wireless data usage continues to increase due to the introduction of remote access, photo messaging, inter-carrier text messaging, and downloadable wireless data applications. Existing and future wireless data technologies, coupled with the widespread use of the Internet, have caused wireless service providers to focus on wireless data services. All national and most regional carriers now offer two-way short messaging services (“SMS”), photo messaging and wireless Internet access. SMS adoption and usage has been growing rapidly, particularly since the introduction of inter-carrier operability that permits the exchange of messages between customers of different carriers. Additionally, photo messaging has grown rapidly with the greater penetration of camera phones. As carriers continue to upgrade their networks to enhance data-carrying capabilities and to permit higher-speed data transmission, demand for remote access, wireless data applications and content such as image downloads, multimedia messaging (“MMS”), video, music, games and full browsing capabilities for laptop computer users is expected to increase and drive incremental wireless usage.

     New Technologies. In January 2004, Verizon Wireless announced the commencement of its rollout of the first national high-speed third generation (“3G”) wireless network, based on Evolution – Data Optimized (“EV-DO”) technology, which is continuing this year. This was followed by announcements from the majority of the national carriers regarding their intentions to build 3G networks of their own, including a number of carriers who are deploying global system for mobile communications (“GSM”)-based 3G technologies, such as WCDMA, which are not compatible with the technologies we have chosen. The availability of large-scale, high-speed wireless data networks is expected to stimulate the development of new, sophisticated services and devices, which will increase the capabilities and attractiveness of wireless services.

     Other high-speed wireless technologies, such as Wi-Fi, WiMAX and other orthogonal frequency division multiplexing technologies, are also being deployed or proposed to meet the growing customer appetite for wireless communications. These technologies represent both threats to, and opportunities for, current wireless carriers. They portend increasing competition from new entrants, while potentially providing added impetus for new service development and increased customer adoption and usage of wireless services.

     Voice over Wireless Local Area Network (“VoWLAN”). VoWLAN services are emerging with the proliferation of Wi-Fi-based wireless LANs in both the home and enterprise environments. Initially deployed to provide wireless broadband data access, the addition of Voice over Internet Protocol (“VoIP”) technology enables voice communications over these wireless LANs. Although currently hampered by range, security and spectrum interference issues, these concerns are beginning to be addressed by new standards and technology advances, particularly the Institute of Electrical and Electronics Engineers 802.16 standard known as WiMAX, which has the potential to provide wider coverage. Several device makers have announced dual mode handsets that can operate on Wi-Fi when within range of Wi-Fi access points, and also operate on cellular and PCS networks in other areas.

     VoWLAN has the potential to displace cellular and PCS wireless usage. VoWLAN also presents an upside opportunity to increase wireless adoption and overall wireless usage as more consumers and businesses opt for integrated mobile communications and services.

      Industry Consolidation. As competition within the industry has intensified, it has driven carrier needs for increased network coverage and capacity, and additional spectrum and scale efficiencies, in order to continue to meet customer requirements for affordable service and enhanced capabilities. This, in turn, has resulted in consolidation activity among four of the major carriers. On October 26, 2004, the then second and third largest carriers in terms of customers – Cingular and AT&T Wireless – merged to form the largest carrier, in terms of customers, in the U.S. On December 15, 2004, two other national carriers – Sprint and Nextel – announced their intention to merge to form Sprint Nextel, which would become the third largest carrier, in terms of customers, and reduce the number of national carriers to four.

     In addition to these consolidations among major carriers, there has been activity among smaller carriers. For example, in January 2005, ALLTEL Corporation announced an agreement to purchase Western Wireless Corporation. Events such as this may signal the beginning of a round of industry consolidation among regional and rural carriers.

     Increased Reseller Entrants. Resellers buy airtime from wireless carriers and resell it to their subscribers. Resellers represent a form of competition for the retail channels of the underlying wireless carriers, but also may provide a means to market to and develop specific market segments that carriers may not address themselves. While resellers have been in existence since the early days of cellular, over the last three years they have experienced improved customer growth. In 2004, several large, branded companies from the wireline telecom, cable and entertainment industries announced intentions to enter, or entered, the wireless reseller market with postpaid offerings.

     Local Number Portability. Local Number Portability (“LNP”) went into effect in November 2003, allowing customers in the top 100 Metropolitan Statistical Areas (“MSAs”) to keep their existing phone number when switching between providers of wireless and/or wireline communications. In May 2004, LNP was extended to customers throughout the rest of the U.S. By making it easier for customers to change carriers while keeping their existing phone numbers, LNP creates additional competitive pressure in an already competitive marketplace.

      State and Local Regulation. An increasing number of state legislatures and state public utilities commissions have imposed or are considering burdensome regulations on our industry. For example, some states have imposed their own universal service support requirements on wireless carriers. In some instances, these requirements have resulted in significant industry compliance costs. In addition, various states and localities have become more active in imposing fees and taxes on wireless carriers and the services they offer, resulting in increased costs to customers. These additional costs may adversely affect customer demand for wireless services. See “Business – Regulatory Environment – State Regulation and Local Approvals.”

     Not only is the wireless communications industry undergoing consolidation-related structural change, but it is also experiencing significant technological change, including the increasing pace of digital system changes, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new services, and changes in end-user needs and preferences. There is uncertainty regarding the extent to which customer demand and service revenues will continue to increase. In addition, alternative technologies may develop for the provision of services to customers that may provide wireless communications services or alternative services superior to those being offered by existing wireless providers.

Business Strategy

     Our goal is to be the acknowledged market leader in providing wireless voice and data communication services in the U.S. Our focus is on providing a high-quality, differentiated service across a cost-effective digital network designed to meet the growing needs of our customers. To accomplish this goal, we plan to continue to implement the following key elements of our business strategy to differentiate our service:

     Provide highest network quality. We will continue to build-out, expand and upgrade our network in an effort to provide sufficient capacity and seamless and superior coverage throughout our licensed area so that our customers can enjoy consistent features and high-quality service, regardless of location. We will continue to explore strategic opportunities to expand our overall national coverage through selective acquisitions of wireless operations and spectrum licenses. We believe that network quality is a key differentiator in the U.S. market and a driver of customer satisfaction. Code division multiple access (“CDMA”) 1XRTT digital technology is deployed throughout virtually all of our network. This technology allows us to deliver significantly higher data rates than our previous technologies for wireless data applications, such as enterprise applications, image downloading, music, games and full browsing capabilities for laptop computer users. In addition to providing 1XRTT digital service, we also continue to support analog service in substantial portions of our network.

     We are now in the process of a national rollout of EV-DO technology, which will significantly increase data transmission rates on existing applications and enable the provisioning of enhanced data applications that can operate at broadband speeds. As of December 31, 2004, our EV-DO service was deployed in 32 markets, covering a population of approximately 76 million. We plan to make EV-DO available to business and retail consumer customers throughout additional portions of our national footprint in 2005. We are also committed to continuing to evaluate new and alternative technologies to enable us to further develop our network capabilities and enhance network efficiencies in order to meet the growing demand for all forms of wireless services.

     Profitably acquire, satisfy and retain our customers and increase the value of our service offerings to customers. Our revenue and net income growth will be achieved by retaining our existing base of customers and increasing their usage of our services, as well as by obtaining new customers. We believe a superior network and quality customer service increases customer satisfaction, which reduces churn, and is a key differentiator in the wireless industry. We are committed to providing high-quality customer service, investing in loyalty and retention efforts and continually monitoring customer satisfaction in all facets of our service. Key elements of our commitment to customer service include our Worry Free Guarantee, which outlines the specifics of our commitment to each Verizon Wireless customer, incentives for two-year contracts, and convenient locations to initiate service and receive customer support. In addition, we believe that increasing the value of our service offerings to customers will increase retention of existing customers and attract new customers. We will continue to offer clear and simple-to-understand service offerings, such as our America’s Choice plans, which offer a choice in amounts of bundled minutes together with no roaming or long distance charges for calls on our preferred network.

     Continue to expand our wireless data, messaging and multi-media offerings for both consumer and business customers. We believe that we are in a strong position to take advantage of the growing demand for wireless data services. Our strategy is to leverage our leadership position in the marketplace to be the carrier of choice for wireless data products and services, creating customized solutions for vertical markets and offering a wide variety of data options, including downloadable applications for both enterprises and consumers.

     Focus on operating margins and operational and capital efficiency. We believe that our success will depend, in part, on our ability to continue to maintain our operating margins. We continue to leverage our scale advantage to drive down costs and gain additional efficiencies throughout the business. Streamlining and enhancing our processes and systems for customer service and sales have increased workforce productivity and distribution efficiency. We continue to drive network efficiencies in telecom facilities, long distance and roaming costs. We improve our capital efficiency by handling more network traffic per capital dollar.

Strategic Acquisitions

     One of our primary business strategies is to build-out and expand the capacity and coverage of our digital network so that we may provide sufficient capacity and seamless and superior coverage nationally on a cost-efficient basis. To help us implement this strategy, we have entered into several recent transactions to acquire spectrum licenses and other assets of providers in certain markets, and we participated in a recent FCC auction in which we were the winning bidder for certain PCS licenses.

     On October 29, 2004, we acquired a 10 MHz PCS license from NextWave Telecom Inc. covering the New York basic trading area (“BTA”) for $930 million in cash. The license, which covers New York City and northern and central New Jersey, as well as Westchester and Rockland counties in New York, provides additional capacity for voice and data services.

     On November 4, 2004, we signed an agreement for our purchase of all of the stock of NextWave Telecom Inc., pursuant to which we will acquire 23 PCS licenses for $3 billion in cash. The licenses cover a population of approximately 73 million and will provide spectrum capacity in key markets such as New York, Los Angeles, Boston, Washington D.C. and Detroit, and will expand our footprint into Tulsa, Oklahoma. The Department of Justice, the FCC and the Bankruptcy Court have all approved the transaction, which is expected to close in April 2005.

     On December 22, 2004, we signed an agreement with Urban Comm-North Carolina, Inc. to purchase PCS spectrum in ten markets in eastern North Carolina for $68.5 million in cash. The licenses, which cover a population of approximately 3.9 million, provide both additional capacity for voice and data services as well as service expansion opportunities in certain of the license areas. The Department of Justice and the Bankruptcy Court have approved the transaction; however, it is subject to Urban Comm and the FCC reaching agreement settling certain pending matters, as well as approval of the transaction by the FCC. The transaction is expected to close in the second quarter of 2005.

     On February 24, 2005, we signed an agreement with MetroPCS, Inc. to purchase 10 MHz of PCS spectrum covering the San Francisco BTA for a purchase price of $230 million. The transaction is subject to the approval of the FCC and the Department of Justice, and is expected to close in the second quarter of 2005.

     On March 4, 2005, we completed the purchase from Qwest Wireless, LLC of all of its PCS licenses and related network assets for $418 million in cash. The licenses cover a population of approximately 30.9 million in 62 markets, and will provide needed capacity in certain of our existing major markets, such as Denver, Portland, Phoenix, Salt Lake City and Seattle.

     On March 11, 2005, we signed an agreement with Cricket Communications, Inc., a subsidiary of Leap Wireless International, Inc., to purchase PCS licenses and related network assets covering the Michigan BTAs of Battle Creek, Flint, Kalamazoo and Jackson, and additional PCS licenses in 15 other markets in Michigan, Wisconsin, Alabama, Arkansas, Mississippi and New York, for $102.5 million in cash. These other licenses will provide an opportunity for additional expansion into markets in Michigan, Arkansas, Alabama, Mississippi and Wisconsin, and necessary capacity for existing markets in Michigan, Arkansas, Alabama, Mississippi and upstate New York. The transaction is subject to approval by the FCC and the Department of Justice, and is expected to close around the middle of 2005.

     On February 15, 2005, the FCC concluded an auction of 242 PCS licenses. We were the high bidder on 26 licenses, with bids totaling $364.9 million. The 26 licenses cover a population of approximately 20 million, including approximately 2.2 million in markets where we do not currently hold licenses. The licenses cover major markets, such as Charlotte, Cleveland, St. Louis and

San Diego. In addition, Vista PCS, LLC (“Vista”) was high bidder on 37 licenses available only to entities qualifying as a “small business” under FCC rules. Vista is a joint venture owned 80% by us and 20% by Valley Communications, LLC, which controls it, although we will consolidate its results with ours. Vista’s winning bids totaled $332.4 million. The 37 licenses cover a population of approximately 34.4 million, including approximately 2.2 million in markets where we do not currently hold licenses. The licenses cover major markets, such as Charlotte, Cincinnati, Houston, Norfolk, Pittsburgh and Seattle. We have committed funding to Vista, through capital contributions and loans, in the amount of $314 million towards the payment for the licenses.

     Final payments to the FCC for the licenses won by both Verizon Wireless and Vista are due on March 21, 2005. The FCC will review the applications submitted by the high bidders and is expected to grant the licenses by the end of the second quarter of 2005.

     Other acquisitions consisted of various individually immaterial wireless licenses (including, in some cases, related network assets and customers) and partnership interests.

Competition

      There is substantial competition in the wireless telecommunications industry. We expect competition to intensify as a result of the higher penetration levels that currently exist in the industry, ongoing industry consolidation, LNP, the development and deployment of new technologies, the introduction of new products and services, the availability of additional spectrum, both licensed and unlicensed, and regulatory changes. Other wireless providers, including other cellular and PCS operators and resellers, serve each of the markets in which we operate. We currently provide service to 49 of the top 50 markets in the U.S., and each of these 49 markets has an average of four other competing wireless providers. Competition also may increase if smaller, stand-alone wireless providers transfer licenses to larger, better capitalized and more experienced wireless providers. In addition, resellers that buy bulk wholesale service from carriers for resale provide another set of differentiated competitors in the marketplace.

     We compete primarily against four other national wireless service providers: Cingular Wireless, Nextel Communications, Sprint PCS and T-Mobile USA. In addition, in many markets we also compete with regional carriers, such as ALLTEL and US Cellular. On December 15, 2004, Sprint and Nextel announced an agreement for a merger of equals between their companies. Based on publicly reported information, the two entities, if fully combined as of December 31, 2004, would have been the third largest U.S. wireless service provider in terms of customers. The Sprint-Nextel merger is subject to shareholder and regulatory approvals. Sprint and Nextel have announced that they expect the transaction to close in the second half of 2005.

We believe that the following are the most important competitive factors in our industry:

     Network quality, capacity and coverage. In recent years, competition in our industry has led to lower prices and to the popularity of pricing plans that do not charge for roaming which, in turn, has led to increased minutes of use per customer. As a result, the ability to keep pace with network capacity needs and offer high quality national coverage through one’s own network is important. We have an extensive national network, and we continue to look for expansion opportunities through the build-out of existing licenses, acquisitions and/or spectrum leasing. We own licenses that cover much of the country but we will need to spend significant amounts to expand our capacity and extend our coverage area. Most of our competitors also have these needs and they are using similar means to address them.

     Customer service. Quality customer service is essential to ensure that existing customers do not terminate service and to obtain new customers. With LNP, customers may find it easier to switch their service to an alternate carrier, since they can take their telephone number with them to that carrier. We believe that our quality customer service will be a key factor in retaining our customers and in attracting customers who want to switch from other carriers. We are very focused on continually enhancing our customer service. Our competitors also recognize the importance of customer service and are also focusing on improving the customer experience.

     Pricing. Service and equipment pricing is an important area in which wireless carriers compete. We seek to compete in this area by offering our customers services and equipment that they will regard as the best available value for their money.

     Product Development. As wireless technologies develop and wireless broadband networks proliferate, continued customer and revenue growth will be increasingly dependent on the development of new and enhanced products and services. We are committed to continue pursuing the development, evaluation and rapid deployment of new and innovative devices and customer solutions.

     Distribution. Key to achieving sales success in the wireless industry is the reach and quality of sales channels and distribution points. We believe that the optimal mix of direct, indirect and wholesale distribution channels is an important ingredient in achieving industry-leading sales. A goal of our distribution strategy is to increase sales through our company-operated stores and our outside sales team, as well as through telemarketing and web-based sales and fulfillment capabilities. Supplementing this is an extensive indirect distribution network of full-service retail outlets and prepaid replenishment locations, as well as various resellers who buy our service on a wholesale basis.

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

As a result of competition, we may encounter further market pressures to:

  respond to particular short-term, market-specific situations, such as promotional service pricing or equipment discounts;

  introduce new service offerings at lower prices or restructure our service packages to offer more value;

  increase advertising spending; or

  increase our capital investment to ensure we maintain or enhance our service quality.

Such market pressures could cause us to experience lower revenues, margins and average revenue per user, as well as increased capital spending to ensure proper capacity levels.

     Our success will depend on our ability to anticipate and respond to various factors affecting the industry, including the factors described above, as well as new technologies, changes in customer preferences, regulatory changes, demographic trends, economic conditions, and pricing strategies of competitors.

Wireless Services

     Our service packages are designed around key customer groups, from the young adult market to multinational business accounts. We tailor our wireless services, which include both voice and data offerings, and postpaid and prepaid pricing options, to the needs of these customers.

     Our voice offerings include enhanced features, such as caller ID, call waiting and call forwarding, three-way calling, no answer/busy transfer and voice mail. In addition, with “IN Calling” as part of our America’s Choice plans, our customers can call each other on their mobile phones within our preferred network at no additional charge and without the call time counting against their minutes allotment. We also offer, for a monthly fee, complementary services such as roadside assistance, handset insurance through third party insurance providers, and extended warranty.

     We are a leader in providing wireless data services in the U.S., and offer both data transmission and content services. Data services accounted for 4.6% of our service revenue for the year ended December 31, 2004, compared to 2.2% for the year ended December 31, 2003.

Wireless Service Offerings

     Postpaid services. We offer a variety of simple, straightforward packages with features and competitive pricing plans that are generally offered on a postpaid basis with a contract term and are designed to meet the needs of various consumer and business users at the local, regional and national level. Approximately 92% of our customers receive our services on a retail, postpaid basis. Specifically, we offer:

  the America’s Choice plans, which offer a choice in amounts of bundled minutes, together with no additional roaming and long distance charges for calls on our preferred network within the U.S. and, in some instances, Canada and Mexico;

  family/small group and shared minute plans designed for multiple-user households and small businesses; and

  plans targeted to enterprise accounts, including corporate plans for businesses with over 100 lines, and national account plans targeted to businesses with over 1,000 lines.

     We set consistent pricing guidelines in order to maintain uniform marketing practices across our markets, but we customize our plans by local market based on competitive needs, in terms of the number of minutes and other features included at each access point.

     Prepaid services. Our national digital prepaid product enables individuals to obtain wireless service without a long-term contract by paying in advance. While we have historically experienced higher churn rates with our prepaid customers than other customers, our experience has been that the increased churn is offset, at least in part, by the lower costs of acquiring new prepaid customers and the absence of payment defaults.

     Push to Talk. In August 2003, we launched Push to Talk (“PTT”), which is a walkie-talkie style service using VoIP technology. Push to Talk is available utilizing PTT-style handsets as an add-on feature for an additional monthly charge.

     NationalAccess. In 2002, we launched 1XRTT digital technology, which enabled higher-speed applications such as enterprise applications, image downloads, music, games and full browsing capabilities for laptop computer users. 1XRTT is capable of typical data rates of 60 to 80 kilobits per second (“kbps”), with bursts of up to 144 kbps, depending on network traffic levels. 1XRTT is now generally deployed across our entire coverage footprint.

     BroadbandAccess. In 2003, we commercially launched EV-DO, our Wide Area Network packet IP solution that we market as BroadbandAccess, in San Diego and in Washington, D.C. In 2004, we deployed EV-DO service in 30 additional metropolitan areas. We believe that EV-DO, which provides average download speeds between 400-700 kbps (with bursts capable of reaching speeds up to 2 megabits per second (“mbps”), is the fastest wide-area, fully mobile wireless Internet data solution commercially available in the U.S. marketplace today. We plan to make this service available to customers in additional portions of our national footprint during 2005.

     V CAST. On February 1, 2005, we began offering our V CAST service on new EV-DO-enabled handsets. For a monthly access fee, which is in addition to their voice calling plan access charge, V CAST customers can get unlimited access to a wide array of more than 300 daily-updated videos from leading content providers of current news, weather, sports and entertainment programming, and also receive unlimited browsing of our Mobile Web 2.0 news and information service. For additional fees, premium content, such as 3-D games and music videos, is also available.

     Get It Now. Our Get It Now service uses binary runtime environment for wireless technology from Qualcomm, which adds limited computer-like functionality to handsets, enabling applications to be downloaded over-the-air directly to the customer’s wireless device. Our Get It Now service now includes a library of more than 500 applications such as ring tones, games, alerts, Mobile Instant Messaging and Verizon Superpages. Our customers conducted approximately 100 million transactions from our Get It Now catalog in 2004, compared to approximately 35 million in 2003.

     Text Messaging – SMS. Our TXT Messaging service offers two-way short messaging, which allows customers to send and receive text messages. We also offer a “Send A Group Message” webpage with confirmed message delivery, over 100 info alert categories, Group Chat, Private Chat and Mobile Instant Messaging. In addition, our inter-carrier messaging service provides inter-operability of short messaging services to numerous U.S. and international wireless providers’ networks. Our customers sent or received approximately 10 billion text messages in 2004, compared to approximately 3.9 billion in 2003.

     Picture Messaging – MMS. This service offers customers the ability to take pictures using a camera phone, customize those pictures with accompanying text or sounds, and send them to other compatible camera phones, any email address and/or an online personal webpage. Customers can pay for the service on either a per-use or bundled basis. Our customers sent approximately 100 million picture messages in 2004, compared to approximately 13 million in 2003.

     Mobile Web. Our Mobile Web service offers customized access to content through our portal, which is co-branded with Microsoft. This service allows customers to access the Internet, e-mail and personal information management tools, such as calendars and address books, through handset-based menus. In 2004, we launched several enhancements to Mobile Web, including Mobile Web 2.0, which allows our customers to subscribe to premium content for a monthly fee. We also launched self-provisioning, which provides customers the ability to subscribe to Mobile Web service via their handset without having to speak with a customer service representative.

     Wireless Business Solutions – VZOffice. VZOffice, comprised of VZAccess, VZEmail and VZCustom, provides and/or enhances wireless access to the enterprise customer’s corporate applications. Wireless data solutions are provided directly through Verizon Wireless or in combination with third-party joint marketing partners.

VZAccess. In addition to providing NationalAccess and BroadbandAccess, we offer business access solutions for accessing the Internet and corporate intranet through third-party partners, which allow for optimized wireless access to the customer’s corporate applications or databases.

VZEmail. Our corporate customers can wirelessly send and receive email using various handheld devices, including wirelessly-equipped PDA devices.

VZCustom. We offer horizontal and vertical solutions, deployed behind the customer’s firewall or in an alternate service provider model, that provide or extend current business applications or database information, such as labor force automation and automatic vehicle location.

     Telematics. Telematics involves the integration of wireless services into vehicles. Telematics products offer a variety of voice and data services, including directions, one-button access to an operator for roadside assistance or emergency services, mobile email and traffic alerts, and also permit an operator to access a vehicle’s on-board diagnostic sensors to identify problems or to locate a stolen car. We are currently the national provider of wireless service for OnStar, BMW Assist and Mercedes TeleAid. We do not currently include telematics customers in our company’s customer count.

Wireless Devices

     We believe our position in the U.S. wireless industry has enabled us to become a service provider of choice for wireless device manufacturers and has helped us to develop exclusive offers for our customers and branded handsets that complement our focus on high-quality service and an optimal user experience. For example, in May 2004 we launched Global Phone, the first CDMA/GSM handset, made by Samsung, and in June 2004 we launched the LG VX 7000 video messaging phone with our exclusive user interface that provides clear and simple access to the phone’s features and functions. We were the first carrier to introduce EV-DO PCMCIA cards for high-speed data access via laptops, and in November 2004 we introduced the first EV-DO Pocket PC PDA, the “Harrier” from Microsoft. In addition, we were the first carrier to offer EV-DO handsets, with our launch, in February 2005, of three devices – the LG VX 8000, Samsung a890 and UTStarcom CDM8940.

     All of the wireless devices that we offer are compatible with our 1XRTT network and, through GPS functionality, all of the handsets we offer are compliant with the FCC’s E911 requirements. All of the handsets that we offer are also headphone/earphone compatible. In addition, we offer our customers accessories, such as chargers, headsets, belt clips, faceplates and batteries.

      Suppliers

     We purchase handset and accessory products from a number of manufacturers, with the substantial majority of our purchases made from LG InfoComm, Samsung, Motorola, Kyocera, UTStarcom and Nokia. A key component of all wireless handsets is the chipset, which contains the “intelligence” of the handset. All of our handset suppliers rely on Qualcomm Incorporated for the manufacturing and supplying of chipsets, except for Nokia, which produces its own CDMA-1XRTT chipsets. In addition, there are a number of other components common to wireless handsets provided by various electronic component manufacturers that we do not deal with directly. Disruption of the supply of Qualcomm chipsets to a number of our core suppliers, a shortage of other common components to a number of suppliers, or a disruption of manufacturing activities generally in a country where a significant portion of our handsets are manufactured, could have a material adverse effect on the availability of handsets to sell to our customers. In addition, because GSM network technology leads in the global mobile wireless industry in terms of market share, the worldwide demand for GSM-based wireless devices is greater than for CDMA-based devices. GSM’s scale advantage may enable lower device costs and a faster pace of device technology evolution.

      Product Supply Chain

     We have developed relationships with New Breed Logistics, Inc. and Communications Test Design, Inc. for substantially all of our handset and other product warehousing, distribution and direct customer fulfillment. We do not own significant product warehousing and distribution infrastructure.

Paging

     We offer local, regional and nationwide messaging and narrowband PCS services in all 50 states, the District of Columbia and portions of Canada. Compared to traditional messaging, narrowband PCS permits us to offer more services, including two-way messaging, the ability to reply to e-mails and to deliver a variety of information services, such as mail, weather summaries, news and other information. We had approximately 1.3 million units in service as of December 31, 2004, a reduction of approximately 233,000 units since December 31, 2003. Like many others in the paging industry, we have experienced a decline in the number of paging units in service and expect the decline to continue. We do not currently include paging customers in our company’s customer count.

Network

     We have licenses to provide mobile wireless services on the 800 MHz and/or 1800-1900 MHz portions of the radio spectrum in areas in which approximately 269 million people, or approximately 92% of the U.S. population, reside. The 800 MHz portion is used to provide both analog and digital cellular services, while our 1800-1900 MHz areas provide all-digital PCS services. We also have licenses through which we provide messaging and narrowband PCS services in substantial geographic areas of the U.S. on those portions of the radio spectrum set aside for those services. We obtained our domestic spectrum assets through application lotteries, mergers, acquisitions, purchases, exchanges, FCC auctions and allotments of cellular licenses.

Technology

CDMA technology, based on spread-spectrum digital radio technology, is our primary network technology platform. We began implementing CDMA digital technology in 1996 with the deployment of IS-95, a digital standard. Since 2003, our digital service has been available to all of the population to which we provide coverage. Our network is one of the most extensive digital mobile wireless networks of any company in the U.S., supporting approximately 42.1 million digital customers as of December 31, 2004. Digital usage currently accounts for more than 99% of our busy-hour traffic.

Technology Evolution

     In the first quarter of 2002, we commercially launched CDMA technology’s compatible 1XRTT upgrade, a wireless technology developed by Qualcomm as part of its family of technologies known as CDMA2000, a service mark of the Telecommunications Industry Association. 1XRTT is presently deployed in virtually all of our cell sites nationwide. We believe that 1XRTT offers several advantages. In addition to increasing the voice traffic capacity available to us, 1XRTT provides increased data rates, typically 60 - 80 kbps with bursts up to 144 kbps. Further, 1XRTT is a modular upgrade that has proven to be cost-effective and practical for rapid nationwide deployment. In addition, 1XRTT is the wireless technology that enabled our successful launch of MMS, our picture messaging service, in 2003. MMS is among our fastest growing data applications. IXRTT is also the air interface for our Push to Talk service that was introduced in 2003 using VoIP technology.

     In addition to 1XRTT, the CDMA2000 technology path includes EV-DO, a 3G packet-based technology intended primarily for data transmission, and we believe that it is the fastest commercial wide-area wireless data technology available today in the U.S. EV-DO data download speeds average between 400-700 kbps with bursts up to 2 mbps, with actual speeds dependent on factors such as distance from the cell site, the capacity of the transport facility between the cell site and the switch facility, and interference. EV-DO is capable of upload speeds of typically 60-80 kbps, with bursts up to 144 kbps. As with 1XRTT, we are able to implement EV-DO by changing and/or adding modular components and software in our network.

     We launched commercial EV-DO service, branded and marketed as BroadbandAccess, in San Diego and in Washington, D.C. and certain of its suburbs in October 2003. In 2004, we commercially deployed our EV-DO technology in an additional 30 of our largest markets. Coverage expansions and additional market launches are planned for 2005. Because EV-DO is backward compatible, our customers who travel outside of our EV-DO network with an EV-DO device will switch to our existing 1XRTT network.

     Competing wireless service providers have chosen GSM or other technologies as the technology platforms for their networks. While we believe our technology and its upgrades offer many advantages, at present, GSM leads in worldwide market share. GSM’s scale advantages may result in lower equipment costs and a greater level of research and development investment, enabling more competitive system features and functionality. Many GSM operators plan to deploy or are deploying new technologies to offer third-generation services. However, these new technologies are incompatible with CDMA2000. We are evaluating the benefits of EV-DO Revision A, a CDMA2000 technology that enables faster data rates and higher system capacity, and we will continue to evaluate the benefits of other technologies as they become available.

     In addition to the multiple, competing next generation standards, there are several options within each standard, incompatibilities, vendor-proprietary variations and rapid technological innovations. There are risks that current or future versions of digital technologies, including the technologies and evolutionary path that we have selected, may not be demanded or provide the advantages that we expect. There are also risks related to the timely availability, quality, performance and cost of equipment and software. In addition, problems in vendor and equipment availability, technical resources or system performance could delay the launch of operations in new markets, network expansions in existing markets, or conversion to new or upgraded technologies or result in increased costs.

     Our network includes various elements of redundancy designed to enhance the reliability of our service, including backup power supplies at most cell sites and all of our switches, as well as secondary transport facilities, to support critical links in the network. However, because of natural or man-made disasters, network failures may occur or the network may be unable to meet unusually high resulting traffic demands, and such lapses in our service could harm our ability to attract and retain customers.

Network Capacity and Coverage

      Our network is among the largest in the U.S., with licensed and operational coverage in 49 of the 50 largest metropolitan areas. As of December 31, 2004, our built network, which includes approximately 22,200 cell sites, covered a population of approximately 243 million and provides service to approximately 43.8 million customers. In addition, we have roaming agreements with a variety of providers, such as ALLTEL, Sprint PCS, Cingular Wireless, US Cellular, and Western Wireless, to enable our customers to receive wireless service in virtually all areas in the U.S. where wireless service is available. Many of these roaming agreements are terminable at will by either party upon several months’ notice. Some competitors, because of their call volumes or their affiliations with, or ownership of, other wireless providers, may be able to obtain roaming rates that are more favorable than the rates we obtain.

     We offer analog and digital service in our 800 MHz markets and digital service in our 1800-1900 MHz markets. While our 800 MHz markets are substantially built-out, some of our 1800-1900 MHz markets still require significant build-out and, overall, areas where approximately 10% of the population in our licensed areas, or nearly 26 million people, reside are not yet covered. In addition, even those areas of our network that are substantially built require upgrades to increase capacity and to accommodate succeeding generations of digital technology.

     As we continue to build and upgrade our network, we must complete a variety of steps, including securing rights to a large number of cell site and switch site locations and obtaining zoning and other governmental approvals. Adding new cell sites has become increasingly difficult. In particular, higher density wireless networks require more engineering precision, as cell site coverage areas become smaller and acceptable locations for new sites must be specifically located within one or two city blocks. In some instances, we have encountered difficulty in obtaining the necessary site leases at commercially reasonable rates and the zoning approvals needed to construct new towers. In addition, the ability to buy or lease property, obtain zoning approval and construct the required number of radio facilities at locations that meet the engineering design requirements is uncertain. We utilize tower site management firms, including Crown Castle International Corp., American Tower Corporation and SpectraSite, Inc., among others, as lessors or managers of the majority of our existing tower sites upon which our operations depend, and plan to rely upon them for some of the sites we expect to add in the future.

     Our primary cell site equipment infrastructure vendor is Lucent Technologies Inc., which currently provides approximately two-thirds of our cell site equipment, and Nortel Networks Corp. and Motorola, Inc., which provide nearly all of our remaining cell site equipment. In addition, we rely upon Lucent and Nortel for substantially all of our switching equipment. The majority of our markets are restricted, for reasons of economic practicality and/or technical compatibility, to using cell site equipment provided by the supplier of the switch serving that particular market. However, we have deployed interoperable switch and base station equipment from two of our infrastructure suppliers in several markets and have been successful in establishing interoperability between Motorola cell sites and Nortel switches for most features and attributes.

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

Spectrum

     We own a combination of spectrum licenses in the 800 MHz and 1800-1900 MHz bands that can be used for wireless voice and data telecommunications, including Internet access. As of December 31, 2004, we were licensed to offer services in areas where approximately 269 million people reside. These licenses consist principally of spectrum bands of 10, 15, 25 and 30 MHz of spectrum. The 800 MHz band licenses, which have a bandwidth of 25 MHz, are licensed by geographic areas known as either Metropolitan Statistical Areas (“MSAs”) or Rural Service Areas (“RSAs”). The 1800 – 1900 MHz band licenses, generally in 10, 15 and 30 MHz bandwidths, are licensed by geographic areas known as Major Trading Areas (“MTAs”) and Basic Trading Areas (“BTAs”) or partitioned portions of such areas. Depending on the location, we service a market with either one or a combination of the various licenses, which combine to give us spectrum levels across our licensed footprint generally ranging from 10 MHz up to 55 MHz. We license spectrum in 97 of the top 100 BTAs in the U.S., and in those 97 BTAs, we average approximately 31MHz.

     In November 2004, we and Valley Communications, LLC formed Vista PCS, LLC to bid as a designated entity under the FCC’s rules for PCS licenses auctioned by the FCC in Auction No. 58, which concluded in February 2005. As of December 31, 2004, we had an approximately 80% non-controlling equity interest in Vista, with the balance owned by Valley Communications. Vista is controlled by Valley Communications, which in turn is controlled by James A. Dwyer, Jr. Mr. Dwyer is the chief executive officer of Vista and the managing member of Valley Communications. Valley Communications has the right to put its interest in Vista to us at a price in cash equal to its initial investment in Vista plus a specified rate of return. In November 2004, we and Vista entered into a management agreement whereby we will act as the manager of Vista’s wireless systems, subject to Vista’s oversight and control.

     At the conclusion of Auction No. 58, Vista was high bidder with respect to 37 licenses, which cover a population of 34.4 million. We also participated in Auction No. 58 and were the high bidder on 26 licenses, which cover a population of approximately 20 million.

If we considered all acquisition transactions that are pending completion in 2005, including Auction No. 58 for both us and Vista, we would have access to spectrum in all of the top 100 BTAs, and in those BTAs, we would average 39.9 MHz.

     We expect that the demand for our wireless voice and data services will continue to grow over the next several years. See “Business – Industry Overview.” Various recent spectrum acquisitions, including transactions with Northcoast Communications, L.L.C., NextWave, and Qwest Wireless, among others, have enabled us to meet near-term spectrum requirements in many markets. See “Business – Strategic Acquisitions.” However, based upon our current assumptions as to growth in demand for voice and data services from our existing and new customers, and our present plans for improving the efficiency of our use of our existing spectrum, we will need additional spectrum in certain of our markets to meet anticipated demand in the next one to two years. We will continue to seek additional spectrum to meet our requirements. In addition to acquiring spectrum in the secondary market, one of the primary means to acquire additional spectrum is through participation in FCC auctions, such as the recently completed Auction No. 58 in which we participated. The FCC has tentatively scheduled an auction for July 2006 of at least 90 MHz of spectrum in the 1700 MHz and 2100 MHz bands that would be technically suitable for mobile and fixed wireless services but which is currently encumbered by existing license holders. In addition, the FCC has also designated for possible auction spectrum in the 700 MHz band and two additional 10 MHz blocks of PCS spectrum in the H and J bands, also encumbered by existing license holders, but has not yet announced when an auction for this spectrum will occur. See “Business – Regulatory Environment – Spectrum Acquisitions.” Because this spectrum is encumbered, we do not anticipate that it will be useable for commercial purposes for at least three to four years. Therefore, we intend to continue to acquire the additional spectrum we will need over the next several years primarily through acquisitions from existing license holders. However, we expect substantial competition in acquiring new spectrum, and we may not be able to purchase all of the additional spectrum we need in certain markets on favorable terms, or at all.

      We could take various steps, beyond those in our current plans, to increase the capacity of our existing spectrum and thereby extend the time until we need to acquire additional spectrum in certain of our markets to meet anticipated demand, such as adding more cell sites and further deploying the most advanced digital technology, although these steps could be costly. Failure to obtain access to additional spectrum where and when required would likely result in degradation in the quality of our existing service through an increase in blocked and dropped calls, and would limit our ability to obtain more customers and provide other services such as those requiring deployment of EV-DO.

     It is difficult to estimate how and to what extent customer demand for wireless services will increase as a result of, for example, technological advances relating to wireless features, functionality and performance. In particular, it is difficult to predict the amount of spectrum that may be required to meet the demand for wireless data, including multimedia services (e.g. messaging, music, image, games and video) and Internet access services because these are developing and rapidly changing business and consumer markets. Additionally, the growth of efficiency in our overall network in its use of spectrum, which has a major impact on our network capacity, is difficult to predict. Actual developments might differ materially from our estimates.

CDPD Network

     Our CDPD network offers CDPD data transmission at speeds of up to 19.2 kbps in major metropolitan areas. In addition, our CDPD customers can roam on the CDPD networks of other wireless providers. During 2005, we intend to transition our CDPD customers and applications to our higher-speed 1XRTT NationalAccess and BroadbandAccess services.

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

     We have established ourselves as the leading provider of wireless service in the U.S. An external study done in December 2004 found that, based upon a nationwide sampling of current and prospective wireless customers, our total brand awareness is 98%, the highest among the national wireless carriers. Our marketing efforts are focused on a coordinated program of television, print, radio, outdoor signage, Internet and point-of-sale media promotions. We coordinate our marketing efforts throughout our service area in order to ensure that our marketing message is consistently presented across all of our markets. Our promotion of the “Verizon Wireless” brand has been supplemented by Verizon Communications’ own brand marketing efforts, reinforcing the awareness of our services in shared markets and capitalizing on the size and breadth of Verizon Communications’ customer base.

Sales and Distribution Channels

     Our sales strategy is to use a mix of direct, indirect and wholesale distribution channels in order to increase customer growth while reducing customer acquisition costs.

     Direct

     Company-operated Stores. Company-operated stores are a core component of our distribution strategy. Our experience has been that customers entering through our store channel are generally higher-value customers who generate higher revenue per month on average than those who come through other mass-market channels and that are less likely to cancel their service. As of December 31, 2004, we operated approximately 1,900 stores, kiosks and carts, which included, through an agreement with Circuit City commencing in August 2004, kiosks located inside approximately 580 Circuit City stores.

     Business-to-Business. We have expanded our business-to-business operations and systems organization, which is focused on supporting the needs of our local, regional and national business customers. We also develop and enable company-specific extranets for our business customers that permit their employees to directly access negotiated corporate rates online.

     Telemarketing and Web-Based. We have a telemarketing sales force dedicated to receiving incoming calls. In addition, we offer fully-automated, end-to-end, web-based sales of wireless handsets, pagers, accessories and service in all of our markets. Our web-based sales channel, located at our web site, www.verizonwireless.com, enables prospective customers to learn about our services and purchase a complete service package, including the handset, basic and enhanced features and accessories. Customers are also able to take advantage of the self-service functionality on our web site to access their account information, make payments, and make changes to their accounts.

     Indirect Retailers and Agents

     We had approximately 127,200 indirect retail locations selling wireless services, including approximately 16,800 full service locations and more than 110,300 locations offering prepaid-calling replenishment only, as of December 31, 2004. We have programs in place to train and support indirect representatives. We have a “store-within-a-store” program with RadioShack, our largest indirect retailer, at approximately 4,500 of its locations. With the September 2004 launch of our new national distribution relationship with Best Buy, we offer our products and services at approximately 600 Best Buy stores. In addition, we have arrangements to sell our wireless services through other national and regional retailers.

     Wholesale

     We also sell wireless capacity on a wholesale basis. Our wholesale business involves the sale of wholesale access and minutes to independent companies that package and resell wireless services to end-users. We had nearly 2 million wholesale lines as of December 31, 2004.

     We have dedicated wholesale account teams that work with these resellers and we provide them with billing records for their customers. These resellers generally provide prepaid and postpaid services to customers under their own brand names and provide their own customer service and billing. There are approximately 30 companies that resell our wireless services to end-users, including TracFone Wireless, our largest purchaser of wholesale lines, which resells our service on a prepaid basis.

     As of December 31, 2004, wholesale lines accounted for approximately 1% of our revenue. Because we sell these services on a wholesale basis, we incur no direct customer acquisition cost for these lines. Also, our total revenue per unit from wholesale lines is less than it is from our retail customers. As a result, our average revenue per user is negatively impacted by an increase in wholesale customer lines.

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

     While our customer service representatives are available during our normal business hours, we have representatives available 24 hours a day, 7 days a week for emergency and technical customer issues. Our customers can speak with our representatives by telephone toll free or in person at company-operated stores. In addition, we have made it easier for customers to do business with us at any time, without having to speak with a customer service representative, through our enhanced self-service applications via our interactive voice response system, through our web site, and via applications accessible from the customer’s handset.

     We have 23 call centers handling customer issues. We also have relationships with several third-party customer service vendors, which support our goal of providing first class customer service to our customers on a cost-effective basis. While retail customers on post-paid plans make up our largest group of customers, we have created separate, dedicated teams to address the specialized needs of our business accounts (both national and small-to-medium sized) and, through segmented call routing, we can also address specific matters from consumers as well as customers of our data/Mobile Web, paging and prepay services.

     Under our Worry Free Guarantee, a national retention and loyalty initiative, we commit to our customers an extensive and advanced network, responsive customer service with end-to-end resolution, the option to change at any time to any qualifying price plan without payment of any additional fees and a 15-day satisfaction guarantee. The initiative also includes free handset upgrades every two years (up to $100 value), which we call our New Every Two plan, provided that the customer signs a new two-year contract on a calling plan with at least $35 monthly access. Another major retention and loyalty program is a customer life cycle management program in which we contact customers at key points in their service tenure with targeted offers and to provide proactive rate-plan analysis.

Information Systems

      Our information systems consist of the following systems: billing, point of sale, provisioning, customer care, data warehouse, fraud detection and prevention, financial and human resources. These systems are housed in secure data centers with redundancy, backup and disaster recovery capabilities. We have completed implementation of our plan for consolidating these systems from many predecessor company systems.

     For the past several years, systems consolidations have contributed significantly to the reduction of operating costs and expenses as a percentage of revenue. With these consolidations now complete, we are focusing additional information systems resources on enterprise account expansion, new product introductions, and enhancing the customer experience through improved self-service options.

     In the area of new products, the launch of our high speed EV-DO network has enabled numerous new product offerings. Many of these products are dependent on third-party content and/or services. Third-party systems are integrated into our systems portfolio to support business functions such as provisioning, billing and customer care. In some cases, we rely on these third-party providers to ensure accurate and timely billing transactions.

Environmental Matters

     We are subject to various federal, state and local environmental protection and health and safety laws and regulations, and we incur costs to comply with those laws. We own and lease real property, and some environmental laws hold current or previous owners or operators of real property liable for contamination on that property, even if they did not know of and were not responsible for the contamination. Environmental laws may also impose liability on any person who disposes of hazardous substances, regardless of whether the disposal site is owned or operated by such person. Other environmental laws require permitting or reporting for hazardous substances maintained or emitted by us. Although we do not currently anticipate that the costs of complying with environmental laws will materially adversely affect us, we may incur material costs or liabilities in the future due to the discovery of new facts or conditions, the occurrence of new releases of hazardous materials or a change in environmental laws. See “Legal Proceedings.”

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

     Verizon Communications owns the trademarks “Verizon” and “Verizon Wireless”, but licenses them to us on a no-cost, non-exclusive basis until two-and-a-half years after it ceases to own any interest in our company or we begin to use a different brand name. Our non-exclusive license to use the Verizon Wireless name does present several risks to this brand equity:

  Because we market our products and services under the same name as Verizon Communications and other providers, including Verizon Communications’ wireless provider in Puerto Rico, our reputation and ability to attract and retain customers could be adversely affected if the reputation of Verizon Communications or those other providers were to decline.

  The license will terminate if we fail to perform all material obligations under the contract or two-and-a-half years after Verizon Communications ceases to have any beneficial ownership of the partnership. In addition, Verizon Communications may direct us, from time to time, to change our brand name and discontinue the use of any brand names that we are then using. We would then be required to develop a new brand identity, which could be costly and take time to be publicly recognized.

     Similarly, Verizon Communications owns the trademark rights in some of our service offering names and licenses them to us on a no-cost, non-exclusive basis. We face risks similar to those described above in connection with these trademarks.

Employees

     As of December 31, 2004, we employed approximately 49,800 employees on a full-time equivalent basis. We consider our relationship with our employees to be good. Unions currently represent approximately 57 of our employees, but labor unions are attempting to organize various segments of our workforce and we expect these efforts to continue.

Regulatory Environment

     The FCC regulates the licensing, construction, operation, acquisition and transfer of wireless systems in the U.S. pursuant to the Communications Act of 1934, as amended by the Telecommunications Act of 1996, and other legislation and the associated rules, regulations and policies promulgated by the FCC. In addition, a number of state public utilities commissions regulate various aspects of our business. The regulation of the wireless telecommunications industry is subject to constant change. New federal and state laws and regulations, as well as amendments to existing laws and rules, are frequently considered by the Congress, the FCC, state legislatures, and state commissions. Adoption of new or amended laws or regulations may raise our cost of providing service or require us to modify our business plans or operations.

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

     In addition, because licenses are issued for only a fixed time, generally 10 years, we must periodically seek renewal of those licenses. Under FCC rules, there is a presumption that a wireless licensee that has provided substantial service during its past license term and has substantially complied with applicable FCC rules and policies and the Communications Act will have its license renewed. The FCC has routinely renewed wireless licenses in the past, and none of our licenses has ever been denied or even challenged. However, the Communications Act provides that licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. Violations of FCC rules may also result in monetary penalties or other sanctions. FCC rules provide that competing renewal applications for licenses will be considered in comparative hearings and establish the qualifications for competing applications and the standards to be applied in hearings.

     Wireless systems are subject to Federal Aviation Administration and FCC regulations governing the location, lighting and construction of transmitter towers and antennas and are subject to regulation under federal environmental and historic preservation laws and the FCC regulations, including limits on radio frequency radiation from mobile handsets and antennas. State and local historic preservation, zoning and land use regulations also apply to and can delay tower siting and construction activities.

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

Broadband Wireless Services Systems

     Our cellular systems operate on one of two 25 MHz frequency blocks, known as the “A” and “B” blocks, in the 800 MHz band. Cellular systems principally are used for two-way mobile voice and data applications, although they may be used for fixed wireless services as well. Cellular licenses were issued for either MSAs or RSAs, two in each area. Although the FCC’s rules permit cellular carriers to operate with digital technologies, cellular systems must also maintain less spectrum-efficient analog technology capacity to serve customers with analog handsets until February 2008.

     Our broadband PCS systems operate on one of six frequency blocks in the 1800-1900 MHz bands. PCS systems generally are used for two-way voice and data applications, although they may be used for fixed wireless services as well. For the purpose of awarding PCS licenses, the FCC divided the U.S. into 51 MTAs, which are subdivided into 493 smaller BTAs. The FCC awarded two PCS licenses for each MTA for spectrum in the “A” and “B” blocks, and four licenses for each BTA for spectrum in the “C,” “D,” “E,” and “F” blocks. The “A” and “B” blocks each include 30 MHz of PCS spectrum. Although the “C” block originally included 30 MHz, the FCC subsequently divided some “C” block licenses into two 15 MHz or three 10 MHz blocks for auction . The “D,” “E” and “F” blocks each include 10 MHz of PCS spectrum. Our PCS systems operate exclusively with digital technologies.

     The FCC permits licensees to split their licenses and assign a portion, on either a geographic, or “partitioned,” basis or on a frequency, or “disaggregated,” basis, or both, to a third party. We hold some partitioned or disaggregated spectrum in various markets.

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

     We use common carrier point-to-point microwave facilities and dedicated facilities which we own or lease from communications companies or other common carriers to connect our wireless cell sites and to link them to the main switching office. The FCC separately licenses our use of point-to-point microwave facilities, and these facilities are subject to regulation as to technical parameters and service. Microwave licenses must also be renewed every 10 years.

Narrowband Services

     We also hold a variety of authorizations granted by the FCC to provide narrowband messaging and paging services, including three nationwide licenses. We hold separate paging authorizations in the 150 MHz, 450 MHz and 900 MHz paging bands. These licenses are assigned both on a per transmitter basis and on a geographic-area basis. Paging licenses were awarded historically on a per-transmitter basis and most of our paging licenses were awarded on this basis.

Transfers and Assignments of Wireless Licenses

     The Communications Act and FCC rules require the FCC’s prior approval of the assignment or transfer of control of a license for a wireless system. Before we can complete a purchase or sale of a license, we must file one or more applications with the FCC, which must contain information as to our ownership, pending litigation, and other broadband commercial mobile radio service licensees serving the market, as well as why the transaction will serve the public interest. The public is by law granted a period of time to oppose or comment on such applications. Non-controlling minority interests in an entity that holds an FCC license generally may be bought or sold without FCC approval. Effective January 1, 2003, the FCC repealed its “spectrum cap” rule, which had limited the total amount of PCS, cellular and specialized mobile radio spectrum any entity could hold. However, even without the former spectrum cap rule, the FCC has announced that it will still consider the competitive impact of any license transfer or merger of companies holding radio licenses on a case-by-case basis and may impose conditions on its approval of any transaction. In addition, such transactions may be subject to notification and expiration or earlier termination of the applicable waiting period under Section 7A of the Clayton Act by either the Federal Trade Commission or the Department of Justice, as well as approval by, or notification to, state or local regulatory authorities having competent jurisdiction, if we acquire or sell wireless systems.

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

Spectrum Acquisitions

     As is the case with many other wireless providers, we anticipate that we will need additional spectrum to meet future demand. We can attempt to meet our needs for new spectrum in two ways: by acquiring spectrum held by others or by acquiring new spectrum licenses from the FCC. The Communications Act requires the FCC to award new licenses for most commercial wireless services to applicants through a competitive bidding process. Therefore, if we need additional spectrum, we may be able to acquire that spectrum by participating in an auction for any new licenses that may become available or by purchasing existing spectrum, provided that we obtain the FCC’s prior consent. In addition, the FCC adopted rules, effective in January 2004, which allow parties to lease spectrum from licensees. The rules impose various obligations on both the lessee and the licensee and require a number of specific provisions to be included in lease agreements. Under these new leasing procedures, we may be able to meet certain spectrum needs by entering into leases with entities holding licenses for that spectrum. Depending on the structure and terms of the lease agreement, prior FCC approval may be required before we could lease spectrum under these new FCC rules.

     The FCC periodically designates new spectrum that can be used for commercial mobile radio services. For example, in November 2003, the FCC adopted licensing and service rules for 90 MHz of spectrum in the 1700 and 2100 MHz bands. This 90 MHz will provide additional capacity for commercial mobile radio service providers to provide 3G or other advanced services or to add additional capacity to provide existing services. However, because much of the 90 MHz is currently encumbered by federal government or commercial users, issues related to “clearing” the spectrum (and reimbursing those incumbent users for relocation costs) must be resolved. In the case of spectrum in these bands that is currently used by the federal government, Congress enacted legislation in December 2004 that provides for a process to reimburse government users for relocation costs out of the proceeds of the auction of this spectrum. Shortly after enactment of this legislation, the FCC announced its intent to auction this spectrum in mid-2006. The FCC has also designated two additional 10 MHz blocks of spectrum in the 1900 MHz band (known as the PCS “H” and “J” blocks) for fixed or mobile services, and is currently considering service rules for this spectrum. It has not yet announced when it plans to auction this spectrum.

     There is additional spectrum that may be suitable for our business, but because some of this spectrum is encumbered by existing users, the FCC may need to make rule changes before this spectrum could be fully useable for new mobile wireless services. In addition, because much of this spectrum is encumbered by existing users, a band sharing plan or relocation of incumbent users would be necessary before the spectrum could be fully useable for new mobile wireless services. For example, although Congress has designated much of the spectrum in the 700 MHz band for commercial wireless use, that spectrum is currently occupied by UHF television stations.

     The FCC is also conducting several proceedings to explore whether and how to use spectrum more intensively by, for example, allowing unlicensed wireless devices to operate in licensed spectrum bands. These proceedings are considering how to define the rights and obligations that apply to unlicensed devices, and whether to change the way the FCC manages interference by, for example, permitting “spectrum underlays” in various bands that would co-exist with licensed operations. These proceedings could lead to reassignment of various existing license holders to different spectrum bands, change the technical and operational rules for various wireless services, authorize new technologies to operate in bands previously licensed for other uses, or adopt new radio interference standards for wireless services. Depending on the specific actions the FCC takes, the outcome of one or more of these proceedings could increase the radio interference with our operations from other spectrum users, place new users adjacent to our licensed spectrum, condition future renewals of our licenses on compliance with new spectrum use rules, authorize new services to operate without having to purchase spectrum at auction, or allow other users to share our spectrum. These changes may adversely impact the ways in which we use our licensed spectrum, the capacity of that spectrum to carry traffic, and the value of that spectrum.

     On February 15, 2005, the FCC concluded an auction of 242 PCS licenses, which the FCC referred to as Auction No. 58. In November 2004, we and Valley Communications, LLC formed Vista PCS, LLC to bid as a designated entity under the FCC’s rules for PCS licenses auctioned by the FCC in Auction No. 58. At the conclusion of Auction No. 58, Vista was high bidder with respect to 37 licenses, which cover a population of 34.4 million. We also participated in Auction No. 58 and were the high bidder on 26 licenses, which cover a population of approximately 20 million. Full payment from high bidders is due by March 21, 2005.

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

     Emergency Services. The FCC has imposed rules for making emergency 911 services available by cellular, PCS and other broadband commercial mobile radio service providers, including “Enhanced 911” services that provide the caller’s number, location and other information. Commercial mobile radio service providers are required to take actions enabling them to provide “Phase I Enhanced 911” or, in addition, “Phase II Enhanced 911,” upon request by a public safety answering point (“PSAP”), such as a local police or fire department. Under Phase I, a provider must supply to the PSAP a caller’s number and the location of the serving cell site. Under Phase II, a provider must supply to the PSAP the geographic coordinates of the caller’s location, either by means of network-based or handset-based technologies. Providers may not demand payment of their costs to deploy either type of Enhanced 911 service as a condition of doing so, although they are permitted to negotiate cost recovery. These rules have required us to make significant investments in our network to deploy Enhanced 911 capabilities, and to reach agreements both with vendors of 911 equipment and state and local public safety dispatch agencies, with no assurance that we can obtain reimbursement for the substantial costs we incur, although we have recovered a portion of our deployment costs in a number of states. We must file quarterly reports with the FCC detailing the PSAPs that we are serving with Phase I and/or Phase II Enhanced 911 services. To date, we have deployed Phase I and/or Phase II Enhanced 911 services to approximately 3,000 PSAPs in parts of 45 states. We must also meet separate Enhanced 911 rules that require us to sell new handsets that are capable of providing location information, and also to ensure that, by December 31, 2005, 95% of our “embedded base” of handsets have this capability. We may be required to subsidize the higher costs of Enhanced 911-capable handsets in order to comply with this mandate.

     Universal Service. The FCC has established federal universal service requirements that affect commercial mobile radio service providers. Under the FCC’s rules, commercial mobile radio service providers are potentially eligible to receive universal service subsidies; however, they are also required to contribute to the federal universal service fund based on their interstate telecommunications revenues. The FCC also regulates how carriers bill customers for universal service contribution costs. The FCC is considering changes to its rules governing contributions to the universal service fund that could increase the proportionate contributions of wireless carriers (relative to landline carriers) to the federal fund. Many states also have enacted or are considering their own additional universal service programs. A number of these state programs require contributions, varying greatly from state to state, from commercial mobile radio service providers above and beyond contributions to the federal program. Expansion of these state programs will impose a correspondingly growing expense on our business.

     Number Utilization. The FCC has adopted rules regulating the use of telephone numbers by wireless and other providers as part of an effort to achieve more efficient number utilization. These rules required that wireless carriers be capable of participating in number “pooling” programs and maintain detailed records of numbers used subject to audit. These mandates impose network capital costs as well as increased operating expenses on our business.

     Local Number Portability. The FCC has adopted rules on wireless LNP that enable wireless customers to keep (or “port”) their telephone numbers when switching to another carrier. The FCC rules required wireless carriers to offer LNP to their customers beginning November 24, 2003, in the largest 100 markets, and beginning May 24, 2004, in the rest of the nation. This mandate required us to make substantial investments in additional personnel and changes to our network and billing systems that imposed one-time upfront costs, as well as ongoing expenses. Separate FCC rules require “intermodal” LNP, that is, that a landline customer be able to port his or her number to a wireless carrier, and vice versa, in some situations. Several wireless and landline carriers and landline carrier associations have appealed the LNP rules to federal court. If successful, those appeals may require the FCC to make changes in its LNP rules that may reduce the number of customers who port to or from us or may result in an increase in our ongoing costs to comply with this mandate.

     Surveillance. The FCC and the Federal Bureau of Investigation have adopted rules to implement the federal Communications Assistance for Law Enforcement Act (“CALEA”). These rules impose a number of obligations on all telecommunications carriers, including wireless providers, to upgrade their switches and other equipment to facilitate electronic surveillance of call information (e.g., the number dialed) or call content (the actual content of the conversation or data transmitted) by federal, state and local law enforcement officials. These rules have imposed, and will continue to impose, costs on us to purchase, install and maintain the software and other equipment that is needed to enable law enforcement, pursuant to a court order or other lawful authorization, to intercept communications carried by us to or from our customers. The FCC is considering whether and to what extent CALEA applies to Internet Protocol-based wireline and wireless services, and its decision may affect the costs we incur to comply with that statute.

     Intercarrier Interconnection. The Communications Act and the FCC’s rules grant various rights and impose various obligations on commercial mobile radio service providers when they interconnect with the facilities of local exchange carriers. Generally, commercial mobile radio service providers are entitled to “reciprocal compensation,” in which they are entitled to charge the same rates for terminating wireline-to-wireless traffic on their system that the local exchange carriers charge for terminating wireless-to-wireline calls. Interconnection agreements are typically negotiated by carriers, but in the event of a dispute, state public utility commissions, courts and the FCC all have a role in enforcing the interconnection provisions of the Communications Act. Although we have local exchange carrier interconnection agreements in place in most of our service areas, those agreements are subject to modification, expiration or termination in accordance with their terms, which may increase our costs beyond the significant amounts we currently pay for interconnection. In addition, some local exchange carriers have refused to enter into reciprocal compensation arrangements, and instead have sought to impose unilateral termination charges. We also pay access charges for non-local traffic that is typically carried by interexchange carriers between our network and the network of a local exchange carrier that originates or terminates the call. Access charges are a significant cost to the business. The FCC has begun a proceeding that is reassessing its interconnection compensation rules. The outcome of that proceeding may significantly affect the charges we pay to other carriers and the compensation we receive.

     Billing. The FCC has adopted rules to govern customer billing by all telecommunications carriers and the carriers’ use and disclosure of customer proprietary information. It adopted additional detailed billing rules for landline telecommunications service providers and is considering whether to extend these rules to commercial mobile radio services providers, which could add to the expense of our billing process as systems are modified to conform to any new requirements. In addition, as noted above, the new universal service fund rules regulate the collection of universal service contributions from customers. In 2004, a group of state consumer advocates petitioned the FCC to prohibit wireline and wireless carriers from including most line items for fees and charges (in addition to the monthly access or usage charges) on customer bills. While we and other carriers have opposed this petition, the FCC could restrict or otherwise regulate the manner and extent to which we can include line items on customer bills for separate fees and charges, including charges intended to recoup the costs of government mandates.

     Telemarketing. In July 2003, the FCC modified its rules to implement changes in federal laws restricting telemarketing. Pursuant to those laws, the Federal Trade Commission established a national “do not call” list on which individuals can place their telephone numbers in order to restrict the telephone solicitations they receive. The FCC’s rules provide that, subject to various exceptions, companies may not make telephone solicitations to these numbers. The FCC’s telemarketing rules impose two sets of obligations on us, first because we are a provider of telecommunications services, and second, to the extent we make telephone solicitations. These rules have required us to expend resources to develop new marketing procedures, train our employees, and establish procedures to maintain certain records. In December 2003, Congress enacted legislation that directed the FCC to adopt rules to protect consumers from unsolicited commercial text messages sent via the Internet. In August 2004, the FCC promulgated rules that prohibit the transmission of such messages to consumers unless the sender obtains express prior authorization.

     Tower Siting. The Communications Act and the FCC’s rules establish procedures for us and other wireless providers to install the radio transmitter antennas that are needed to operate our systems. The specific obligations we must comply with depend on whether the antennas are installed on a new or existing tower or building, and where the tower or building is located. The rules restrict siting of towers in environmentally sensitive locations and in places where the towers would affect a site listed or eligible for listing on the National Register of Historic Places. In October 2004, the FCC adopted new rules to govern the process for notifying, and if necessary consulting with, state and/or tribal historic preservation officers prior to the construction or modification of towers. While these rules streamline the review process in some respects, they also impose new procedures which may in some situations delay the process and increase our costs. The FCC also adopted additional notification procedures for sites that are to be located in areas of interest to tribal organizations, which may also make such sites more difficult and costly to build.

     Radiofrequency Emissions. FCC rules limit the permissible human exposure to radiofrequency (“RF”) emissions from antennas located on towers and buildings as well as from handsets. There are different limits for public and for occupational exposure. In July 2003, the FCC proposed changes to those rules. Modifications could require us to make changes to the operation of some of our facilities to maintain compliance with FCC requirements.

     Access to Persons with Disabilities. The Communications Act and the FCC’s rules impose obligations on telecommunications carriers and manufacturers to make their services and equipment accessible to individuals with disabilities, if “readily achievable.” During 2004 we settled, without admission of liability, an FCC complaint proceeding brought pursuant to those rules in which a blind individual requested that we be ordered to provide handsets that convert visible and text functions into audible signals or speech. We agreed to take various actions, including the development of a handset with features sought by the complainant. In addition, pursuant to the Communications Act and the federal Hearing Aid Compatibility Act, the FCC adopted an order in August 2003 which requires commercial mobile radio service providers to ensure that a specified number or percentage of their digital handset models are built to a specific technical standard that is designed to facilitate their use by hearing-impaired customers. These requirements are to be phased in over the next four years. These and other FCC actions in this area may require us to make material changes to our network, product offerings or services at our expense.

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

     While the Communications Act generally preempts the regulation by state and local governments of the entry of, or the rates charged by, wireless carriers, it permits a state to petition the FCC to allow it to impose commercial mobile radio service rate regulation. No state currently has such a petition on file, but as wireless service continues to grow, the possibility of new regulation increases. In addition, the Communications Act does not prohibit the states from regulating the other “terms and conditions” of wireless service. As a result, several states have imposed, or are proposing, various regulations on the wireless industry, such as rules governing customer contracts and advertising. States also may impose their own universal service support regimes on wireless and other telecommunications carriers, similar to the requirements that have been established by the FCC. The most extensive rules regulating our business were adopted in May 2004 by the California Public Utilities Commission (“CPUC”). These rules regulate, for example, our advertising practices, our use of early termination fees, communications with our customers, and certain terms of our customer service agreements. Because of the scope of these rules and the size of our business in California, these rules impose significant compliance costs on us. On January 27, 2005, the CPUC voted to stay the rules while it considers whether and how to modify them.

     From time to time, we receive inquiries from state Attorneys General offices or other consumer-protection agencies seeking information about our advertising, consumer disclosures and/or billing practices. In March 2001, we received a letter of inquiry on behalf of 22 state Attorneys General offices, requesting information concerning our advertising, marketing and billing practices. In July 2004, following several years of discussions and negotiations, we entered into an Assurance of Voluntary Compliance (“AVC”) with 32 State Attorneys General. The AVC obligates us to disclose certain rates and terms during a sales transaction, to provide maps depicting our coverage at our retail locations and on our website, and to comply with various requirements regarding our advertising, billing, and other practices. The AVC generally reflected our existing practices. Cingular and Sprint entered into identical AVCs.

     At the local level, wireless facilities typically are subject to zoning and land use regulation. Neither local nor state governments may categorically prohibit the construction of wireless facilities in any community or take actions, such as indefinite moratoria, which have the effect of prohibiting service. Nonetheless, securing state and local government approvals for new tower sites has been and is likely to continue to be a difficult, lengthy and costly process.

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

     A number of states and localities have adopted or are considering banning or restricting the use of a wireless handset while driving a motor vehicle. New York and New Jersey have enacted statewide bans on driving while holding a wireless handset, and similar legislation in the District of Columbia took effect in July 2004. We have supported driver restrictions on the condition that they are statewide rather than imposed by localities, that they allow use of hands-free devices, and that they allow sufficient time for customers to acquire these devices.

     Finally, state and local governments have become more active in imposing fees and taxes on wireless carriers and services to raise general revenues and to pay for various regulatory programs. Examples include the following impositions on wireless service that became effective during 2004: a 5% gross receipts tax in Pennsylvania, a $3.50 monthly line charge in Baltimore, Maryland, and a $3.22 monthly per line “Emergency Communication System Response Fee” in Union City, California. These new fees and taxes are often not imposed on other lines of business and either increase our costs of doing business or, if imposed by law on or passed through by us to customers, increase our customers’ cost of service, which may affect demand for our services. Administrative issues related to the imposition of these new taxes and fees requires us to devote resources to working with states and localities to implement such taxes and fees, as well as to respond to customer inquiries regarding these new impositions. In addition, our efforts opposing legislative proposals, which seek to impose many of these new taxes and fees only on our industry, have been and are likely to continue to be challenging and costly.

Item 2. Properties

     We maintain our corporate headquarters in Bedminster, New Jersey and have four area and 22 regional offices, as well as additional offices for our paging services, located throughout the U.S. We also maintain facilities comprised of administrative and sales offices, customer care centers, retail sales locations, switching centers, cell sites and data centers. Locations are generally leased to provide maximum flexibility, with the exception of switching centers, which are usually owned due to their critical role in the network and high set-up and relocation costs.

     As of December 31, 2004, we operated approximately 1,900 retail stores, carts and kiosks that support our direct distribution channel. The number of retail outlets increased more than 50% compared to last year primarily as a result of our launch of company-operated kiosks in Circuit City stores nationwide. Additionally, we had 150 offices and approximately 240 storage facilities of varying sizes. At that date, network properties included approximately 160 switching locations and approximately 22,200 cell sites, as well as additional properties for our paging network. We believe that our facilities are suitable for their purposes and that additional properties can be secured for our anticipated needs, although we may have difficulty obtaining additional cell sites.

      Our gross investment in property, plant and equipment consisted of the following at December 31:

(in millions)	2004	2003

Land and improvements	$118	$103
Buildings	4,888	4,414
Wireless plant equipment	27,936	24,759
Furniture, fixtures and equipment	2,775	2,508
Leasehold improvements	1,197	855

Gross property, plant and equipment	$36,914	$32,639

Item 3. Legal Proceedings

     We are a defendant in purported class actions alleging antitrust violations, including Brook, et al. v. AT&T Cellular Services, Inc., et al., filed in the U.S. District Court for the Southern District of New York on April 5, 2002; Millen, et al. v. AT&T Wireless PCS, LLC, et al., filed in the U.S. District Court for the District of Massachusetts on or about August 3, 2002; Truong, et al. v. AT&T Wireless PCS, LLC, filed in the U.S. District Court for the Northern District of California on or about September 20, 2002; Beeler et al. v. AT&T Cellular Services, Inc., filed in the U.S. District Court for the Northern District of Illinois on or about September 30, 2002; and Morales, et al. v. AT&T Wireless PCS, LLC, et al., filed in the U.S. District Court for the Southern District of Texas on or about September 27, 2002. These cases have been ordered for coordinated pre-trial discovery under MDL Proceeding 1513 before the United States District Court for the Southern District of New York. Plaintiffs allege that Cellco and other defendants engage in the illegal tying of wireless handsets and wireless service and monopolization in violation of antitrust law, and seek certification of a nationwide class of wireless customers from 1998 to the present. In each case, the plaintiffs seek compensatory and treble damages, fees and injunctive relief. The District Court has dismissed the monopolization claims. In addition, on August 17, 2004, a sixth action, Freeland, et al. v. AT&T Corporation, et al., was commenced against Cellco and other carriers. Freeland has been coordinated with the five other actions in the U.S. District Court for the Southern District of New York. The allegations in Freeland are similar to those in the five prior actions, except that the Freeland complaint also alleges conspiracy to monopolize and restrain trade. Finally, on February 23, 2005, McClain v. Sprint Corporation, et al., was commenced against Cellco and other carriers in Tennessee Circuit Court. The McClain complaint contains allegations similar to those in Freeland, and it purports to be brought on behalf of Tennessee residents who purchased wireless service from the defendants. We are not currently able to assess the impact, if any, of these actions on our consolidated financial statements.

     We are defending three purported class action proceedings alleging that Verizon Wireless did not adequately disclose certain limitations on the Bluetooth technology that was included in the Motorola V710 handset that has been available for use on the Verizon Wireless network since August 2004: Opperman, et al. v. Cellco Partnership, et al., filed on December 30, 2004 in the Superior Court of California, Los Angeles County; Zhao v. Verizon Wireless, Inc., filed on January 7, 2005 in the Ohio Court of Common Pleas, Cuyahoga County; and Kaner, et al. v. Cellco Partnership, filed on January 20, 2005 as a purported class action arbitration with the American Arbitration Association in New York. The Opperman action is brought on behalf of a purported class of California residents who purchased the V710 handset; the Zhao and Kaner actions are brought on behalf of a purported nationwide class. These actions assert claims for violation of state consumer fraud statutes and claims of common law fraud and unjust enrichment; they seek compensatory, consequential and exemplary damages, recovery of attorney’s fees, and injunctive relief. We are not currently able to assess the impact, if any, of these actions on our consolidated financial statements.

     We are defending one lawsuit alleging patent infringement and have settled another. In Gammino v. Cellco Partnership d/b/a Verizon Wireless, et al., filed in the U.S. District Court for the Eastern District of Pennsylvania on September 10, 2004, plaintiff alleges that Cellco is infringing or contributing to the infringement of patents held by plaintiff related to international call blocking. Plaintiff seeks unspecified monetary damages as well as injunctive relief. We are not currently able to assess the impact, if any, of this action on our consolidated financial statements. On January 24, 2005, we settled another lawsuit alleging patent infringement, Freedom Wireless, Inc. v. BCG, Inc. et al. The U.S. District Court, District Court of Massachusetts, dismissed the lawsuit on January 26, 2005. This settlement is not material to our consolidated financial statements.

     We are a defendant, along with other wireless carriers, wireless phone manufacturers, standard-setting bodies, industry trade associations and others, in lawsuits alleging personal injuries, including brain cancer, from wireless phone use: Murray v. Motorola, Inc., et al., filed November 15, 2001; Agro v. Motorola, Inc., et al., filed February 26, 2002; Cochran v. Audiovox Corp., et al., filed February 26, 2002; and Schwamb v. Qualcomm Inc., et al., filed February 26, 2002, all filed in the Superior Court for the District of Columbia; and Brower, et al. v. Motorola, Inc., et al., filed April 19, 2001, pending in the U.S. District Court in Maryland. Plaintiffs in these five suits seek compensatory, consequential and/or punitive damages. In Brower, plaintiffs also assert purported class action claims that seek, among other relief, funding for research and medical monitoring. Following removal of these cases to federal court by defendants, the District Court, on July 19, 2004, remanded the cases to state court. A motion to dismiss the state court actions is pending. In addition, between April and June 2001, we and various other wireless carriers and various phone manufacturers became defendants in statewide class actions relating to wireless phone use, including: Farina, et al. v. Nokia Inc., et al., Pennsylvania Court of Common Pleas, Philadelphia County, filed April 19, 2001; Gilliam, et al. v. Nokia Inc., et al., New York Supreme Court, Bronx County, filed April 23, 2001; Pinney, et al. v. Nokia Inc., et al., Maryland Circuit Court, Baltimore County, filed April 19, 2001; and Gimpelson et al. v. Nokia Inc., et al., Georgia Superior Court, Fulton County, filed June 8, 2001. Plaintiffs in these suits claim that wireless phones are defective and unreasonably dangerous because the defendants failed to include a proper warning about alleged adverse health effects, failed to encourage the use of a headset, and failed to include a headset with the phone. Plaintiffs in these four suits seek damages and injunctive relief requiring defendants to provide headsets to all class members. All of these class actions were removed to federal court, and subsequently coordinated by the Judicial Panel for Multi-District Litigation and transferred to the U.S. District Court in Maryland. On March 5, 2003, the district court denied plaintiffs’ motion to remand to state court and dismissed plaintiffs’ claims in all four cases. Plaintiffs have appealed this decision to the United States Court of Appeals for the Fourth Circuit. An adverse outcome in any of these matters could have a material adverse effect on our consolidated financial statements.

     We are a defendant in various purported consumer class actions, brought on behalf of customers throughout the country, relating to our advertising, sales, billing and collection practices. In Campbell, et al. v. Verizon Wireless, et al., filed in August 2000 in the Superior Court of California, San Diego County, the court granted final approval of a nationwide class action settlement in May 2004. The final approval of the settlement has been appealed to the California Court of Appeal. If approval of the Campbell settlement is reversed on appeal, we are not currently able to assess the impact, if any, of this action on our consolidated financial statements.

     In addition, Marlowe, J., et al. v. AT&T Corp., et al., filed on July 23, 2003 in Superior Court of California, Alameda County, and other similar cases filed against Verizon Wireless in the same court, have been coordinated by the Judicial Council and are proceeding in that court under the caption In re Cellphone Termination Fee Cases, Judicial Council Coordination Proceeding No. 4332. In these coordinated proceedings, plaintiffs challenge the business practices of all major wireless service providers relating to the imposition of early termination fees and the use of software (referred to in the lawsuits as a “lock”) that allegedly prevents handsets sold by a wireless carrier from being used with the service of competing carriers. With respect to Verizon Wireless, plaintiffs assert on behalf of a putative California class of Verizon Wireless subscribers from 1999 to the present that early termination fees charged by Verizon Wireless in California are unenforceable, unlawful, unfair, in violation of California Civil

Code §1671 and §1750, and violate California's Unfair Competition Law and California Business and Professions Code §17200. Plaintiffs further allege that the use of software “locks” on wireless handsets sold by Verizon Wireless violates California's Unfair Competition Law. Plaintiffs seek preliminary and permanent injunctive relief against the imposition of early termination fees, preliminary and permanent injunctive relief against the use of handset “locks”, restitution and disgorgement. Patricia Brown, etc. v. Verizon Wireless Services, LLC, filed on May 17, 2004 in Florida Circuit Court for Palm Beach County, makes allegations similar to those in Marlowe on behalf of two putative classes of Florida subscribers: those who allegedly were required to enter into agreements that purport to require the payment of an early termination penalty and those who purchased handsets programmed with “locks” during the class period. Finally, Zobrist v. Verizon Wireless, commenced on February 7, 2005 before the American Arbitration Association, purports to seek relief on behalf of a class of all Illinois Verizon Wireless subscribers who paid or were billed an early termination fee. We are not currently able to assess the impact, if any, of the action on our consolidated financial statements.

     On October 5, 2004, plaintiffs in In Re Wireless Telephone 911 Calls Litigation (U.S. District Court, N.D. Illinois) were granted leave to amend their complaint to, among other things, add Cellco Partnership as a defendant. The amended complaint purports to be brought on behalf of a nationwide class of persons who purchased handsets from Cellco and other defendants that allegedly did not comply with the FCC’s emergency 911 call processing rules, which became effective in February 2000. The complaint alleges violations of the Communications Act, California unfair competition statute, and applicable state consumer fraud laws, as well as breach of warranty, breach of contract and implied covenant of fair dealing, and unjust enrichment. The complaint seeks injunctive and declaratory relief, compensatory and punitive damages, and attorneys’ fees. We are not currently able to assess the impact, if any, of this action on our consolidated financial statements.

     We are defending two purported class actions in California asserting, among other things, violations of California wage payment laws. We have reached agreement in principle to settle one of these matters, Ramirez v. Verizon Wireless, filed on November 20, 2002 in the Superior Court of California, Los Angeles County, alleging the misclassification of retail managers and assistant managers under California law, for a non-material amount. The other matter, Evenson v. Verizon Wireless, filed on March 6, 2003 in the Superior Court of California, Los Angeles County, alleging improper wage deduction, is in a preliminary phase and we are not currently able to assess the impact, if any, of this action on our consolidated financial statements.

     On December 23, 2004, we disclosed to the United States Environmental Protection Agency (“EPA”) the existence of potential violations of reporting requirements for a number of our cell sites. After an internal investigation, the results of which have been provided to the EPA, we have concluded that there were violations for 432 sites. If we are able to take advantage of the EPA’s self-disclosure policy, the violations should result in a fine of less than $100,000. However, if the EPA refuses to grant us self-disclosure treatment, a larger fine may result. We do not believe the amount of the fine will be material to our consolidated financial statements but it could exceed $100,000.

     We are also defending other legal actions involving claims incidental to the normal conduct of our business, including actions by customers, vendors and employees. We believe that these other actions will not be material to our consolidated financial statements.

     In some of the aforementioned matters, we may be wholly or partially indemnified by Vodafone and/or Verizon Communications pursuant to their alliance agreement, or by vendors, manufacturers, suppliers, or insurers, and we have asserted, or intend to assert, indemnification and insurance claims where appropriate. See “Certain Relationships and Related Party Transactions-U.S. Wireless Alliance Agreement.”

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not Applicable.

Item 6. Selected Financial Data

Selected Financial Data

Cellco Partnership (d/b/a Verizon Wireless)

     The following selected consolidated historical financial data should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes thereto included elsewhere in this filing. The statement of operations and cash flow data for the years ended December 31, 2004, 2003 and 2002 and the balance sheet data as of December 31, 2004 and 2003 are derived from the audited financial statements included elsewhere in this filing. We derived the remaining financial data from our audited financial statements for those periods.

      Certain reclassifications have been made to prior years’ financial information to conform to the current year presentation.

(in millions, except other operating data)	Year Ended December 31,

	2004	2003	2002	2001	2000 (8)

Statement of Operations Data:
Operating Revenue:
Service revenue	$24,400	$20,336	$17,747	$16,011	$13,000
Equipment and other	3,262	2,153	1,726	1,549	1,357

Total operating revenue	27,662	22,489	19,473	17,560	14,357
Operating Costs and Expenses:
Cost of service (excluding depreciation and amortization
related to network assets included below) (1)	3,489	3,145	2,787	2,651	2,398
Cost of equipment	4,258	3,315	2,669	2,434	2,023
Selling, general and administrative	9,591	8,057	7,236	6,701	5,629
Depreciation and amortization	4,486	3,888	3,293	3,709	2,897
Sales of assets, net	-	-	-	-	(848	)(2)

Total operating costs and expenses	21,824	18,405	15,985	15,495	12,099

Operating Income	5,838	4,084	3,488	2,065	2,258

Other Income (Expenses):
Interest expense, net	(648)	(614)	(602)	(642)	(507)
Minority interests	(209)	(166)	(127)	(60)	(136)
Equity in income of unconsolidated entities	45	15	14	6	57
Other, net	(3)	-	4	(3)	5

Income before provision for income taxes and
cumulative effect of a change in accounting principle	5,023	3,319	2,777	1,366	1,677
Provision for income taxes	(325)	(236)	(193)	(62)	(149)

Income before cumulative effect of a change in
accounting principle	4,698	3,083	2,584	1,304	1,528
Cumulative effect of a change in accounting principle	-	-	-	(4)	-

Net Income	$4,698	$3,083	$2,584	$1,300	$1,528

Other Operating Data: (unaudited)
Subscribers (in millions) (end of period) (3)	43.8	37.5	32.5	29.4	26.8
Subscriber churn (4)	1.50%	1.82%	2.33%	2.52%	2.61%
Covered population (in millions) (end of period) (5)	243	236	228	221	214
Average revenue per user (6)	$50.22	$48.85	$48.35	$47.83	$47.55
Ratio of earnings to fixed charges (7)	5.59	4.32	3.91	2.35	3.03

Selected Financial Data, continued

Cellco Partnership (d/b/a Verizon Wireless)

(in millions, except other operating data)	Year Ended December 31,

	2004	2003	2002	2001	2000 (8)

Cash Flow Data:
Net cash provided by operating activities	$9,534	$7,646	$6,589	$4,180	$3,363
Net cash (used in) investing activities	(6,649)	(5,500)	(3,421)	(7,386)	(5,561)
Net cash (used in) provided by financing activities	(2,851)	(2,133)	(3,242)	3,317	2,231
Capital expenditures	5,633	4,590	4,414	5,081	4,939

Balance Sheet Data:
Property, plant and equipment, net	$20,514	$18,996	$17,773	$15,966	$12,772
Total assets	67,658	64,833	63,188	60,150	55,495
Total debt	14,332	13,777	13,506	15,347	12,992
Minority interest in consolidated entities	1,575	1,541	1,575	365	354
Partner’s capital subject to redemption	20,000	20,000	20,000	20,000	20,000
Total partners’ capital	22,408	20,963	20,289	18,545	16,475

(1)	Cost of service includes: (a) roaming charges billed to Verizon Wireless for our subscribers’ usage outside of the Verizon Wireless network, (b) direct telecom charges, which are costs to handle calls over our network, including landline charges, trunk lines and other costs to maintain our network and (c) all site rentals, tower rentals and network related salaries.
(2)	Gain-on-sale in connection with the disposition of certain southwestern U.S. properties.
(3)	All subscriber information, including the number of subscribers at any date, churn and revenue per subscriber, is presented for our voice and broadband data service and excludes paging subscribers and telematics subscribers, but includes subscribers who purchase service from resellers of our service.
(4)	Subscriber churn is calculated as a percentage by determining the number of subscribers who cancel service during a period divided by the sum of the average number of subscribers per month in that period. We determine the average number of subscribers on a per-month basis using the number of subscribers at the beginning and end of each month.
(5)	Covered population refers to the number of people residing in areas where we have licenses that can receive a signal from our cell sites.
(6)	Average revenue per user is determined by dividing service revenues in each month within a period by the sum of the average number of subscribers per month in the period. Average revenue per user includes revenue from paging services and telematics, but does not include subscribers to those services.
(7)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of pre-tax income from continuing operations plus fixed charges and other earnings adjustments. Fixed charges consist of interest expense, including capitalized interest, and the interest component of rental expense. Included in earnings for the year ended December 31, 2000 was $848 million of gain-on-sale in connection with the disposition of certain southwestern U.S. properties. If such sale had not occurred, the ratio of earnings to fixed charges would have been 1.97.
(8)	The financial information presented for 2000 includes results of operations for (1) Bell Atlantic Mobile and GTE Wireless restated on a consolidated basis, (2) our various significant acquisitions, including the U.S. mobile wireless and paging operations of Vodafone, PrimeCo and some Ameritech wireless operations in the Midwest from their date of acquisition and (3) our various disposed assets until the dates of disposition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the three years ended December 31, 2004 found elsewhere in this filing.

See “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of factors that could cause our future results to differ from our historical results.

Overview

     We are the most profitable wireless communications provider in the United States in terms of operating income. We are the second largest domestic wireless carrier in terms of the number of customers and revenues. We offer wireless voice and data services across one of the most extensive wireless networks in the U.S. We believe our significant position within the wireless industry will allow us to take advantage of increasing penetration and usage trends within the United States in the coming years. See “Business - Industry Overview.”

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

  Provide the highest network quality through our code division multiple access (“CDMA”) 1XRTT technology and the deployment of a new network technology, Evolution Data Optimized (“EV-DO”), which significantly increases data transmission rates.

  Profitably acquire, satisfy and retain our customers and increase the value of our service offerings to customers while achieving revenue and net income growth.

  Continue to expand our wireless data, messaging and multi-media offerings for both consumer and business customers and take advantage of the growing demand for wireless data services.

  Focus on operating margins and capital efficiency by driving down costs and leveraging our scale advantage. See “Business-Business Strategy.”

     In addition, there is substantial competition in the wireless telecommunications industry. We compete primarily against four other national wireless service providers and we believe that the following are the most important competitive factors in our industry: network quality, capacity and coverage; customer service; distribution; product development, pricing and capital resources.

      As a result of competition, we may encounter further market pressures to:

  respond to particular short-term, market-specific situations, for example, promotional service pricing or equipment discounts;

  introduce new service offerings at lower prices or restructure our service packages;

  increase advertising spending; or

  increase our capital investment to ensure we maintain or enhance our market leadership in service quality.

     Such market pressures could cause us to experience lower revenues, margins and average revenue per user, as well as increased capital spending to ensure proper capacity levels.

The following items highlight selected elements of our results of operations and financial position in 2004 as they relate to our key business strategies:

Customer growth: We ended 2004 with 43.8 million customers, an increase of 16.8% over 2003. We added almost 6.3 million net customers while reducing our total churn to 1.50%, compared to 1.82% in 2003. Retail postpaid customers comprised 92% of our total customer base as of December 31, 2004.

Revenue growth: Total revenue grew by 23% in 2004 to $27.7 billion, driven by customer growth and increased service revenue per customer. We have seen a substantial increase in data revenue over the last year and data revenue per customer has increased.

Operating Income: Total operating income grew by 42.9% in 2004 to $5.8 billion.

Capital expenditures: We invested $5.6 billion primarily in our network in 2004 in order to increase capacity on our network for usage demand and to facilitate the introduction of new products and services through new technologies such as EV-DO. As of December 31, 2004, BroadbandAccess was deployed in one-third of our network, where approximately 76 million people reside.

Cash flows: We generated approximately $9.5 billion of cash from operating activities during 2004, an increase of $1.9 billion over 2003. We used this cash not only to invest in our network through capital expenditures, but also to provide more than $3.2 billion in distributions to our owners.

Financial Statement Presentation

Operating Revenue. Our operating revenue consists of the following:

  Service revenue: consists of revenue from the provision of services, which we record when services are provided, and primarily includes: monthly access charges; airtime usage; long distance charges; data service charges; charges for features such as voice mail, short messaging services and caller ID; gross roaming charges, or incollect fees, charged to our customers for usage outside our network; gross roaming charges, or outcollect fees, charged to other wireless service providers whose customers use our network; and paging service revenue.

  Equipment and other revenue: includes revenue from sales of wireless devices, pagers and accessories and other revenue. Equipment revenue is recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. Other revenue consists mainly of revenues associated with certain regulatory fees, primarily the Universal Service Fund (“USF”). The associated payment of these fees is reflected in selling, general and administrative expense.

      Operating Revenue Trends:

     Since the formation of our company, we have experienced an increase in net customer additions, which has increased our revenues. We expect that we will continue to achieve increases in our total customers during the next several years. While we believe that the industry will continue to experience growth, we also believe that, as penetration rates increase, the pace of future customer growth will slow. See “Business -Industry Overview.” Customer growth continues to be an important revenue source, and we believe that the continued addition of high-quality post-paid customers will increase our revenue. Our current management focus is to grow our customer base primarily through internal growth.

     Since 2001, we have been experiencing a slight but steady increase each year in average service revenue per user due to higher access price plan offerings, including our America’s Choice price plans. In addition, use of our wireless data services such as Text Messaging, Picture Messaging and Mobile Web access, have tended to increase average service revenue per user. We expect these trends to continue. However, service revenue growth attributable to data services has been partially offset by decreasing revenue per minute for voice services as a result of bundled pricing.

     We expect continued growth from wireless data as a result of the recent deployment of EV-DO technology, which has enabled faster downloads for business applications and additional applications for consumer use, including video content and 3-D gaming through our recently announced V CAST service, as well as music and other enhanced multi-media services.

     Increases in equipment revenue are generally driven by increases in wireless devices sold, which in turn is driven by gross customer additions, equipment upgrades and contract renewals. We subsidize the cost of wireless devices sold in our direct channels to reduce the customer’s up-front cost of our service and, as a result, equipment revenue is more than offset by the related cost of equipment. We have actively focused on selling to new and existing customers data-enabled wireless devices with color screens and camera phones. Although sales of these devices are subsidized, our experience has been that the additional services they enable result in higher service margins.

     Although other revenue will increase as our customer base increases, since regulatory fees are charged on a per customer basis, the resulting increase in the payment of these fees to regulatory authorities, which is reported in selling, general and administrative expense, will also increase.

Operating Costs and Expenses. Our operating expenses consist of the following:

  Cost of service: includes roaming charges billed to Verizon Wireless for our customers’ usage outside of the Verizon Wireless network and direct telecom charges, which are costs to handle calls over our network, including landline charges, trunk lines and other costs to maintain our network, as well as site rentals, tower rentals and network-related salaries;

  Cost of equipment: includes costs of wireless devices, pagers and accessories, and the cost of shipping, warehousing and distributing these products;

  Selling, general and administrative expense: includes all operating expenses not included in the other operating expense categories, including non-network related salaries, commissions and advertising and promotional expenses; and

  Depreciation and amortization: includes depreciation of network and other fixed assets and amortization of intangibles and deferred charges.

      Operating Expense Trends:

     Cost of service is driven primarily by minutes of use served on our network. Over the past several years, minutes of use on our network has increased substantially as we add more customers and offer larger bundles of included minutes, which has in turn caused our cost of service to increase. However, as roaming rates with other carriers have been renegotiated and local interconnection and long distance rates have declined, the rate of increase in those costs has come down in recent years. We expect that trend to continue.

     As we expand our direct distribution channels and continue to grow and upgrade our customer base, the number of wireless devices that we sell will continue to increase, which will result in higher cost of equipment. We expect that trend to continue. We believe that, as the largest purchaser of CDMA wireless devices in the United States, we will be able to continue to purchase CDMA wireless devices at attractive rates.

     Selling, general and administrative expenses are driven primarily by increases in employee costs, sales and marketing costs including commissions and other general and administrative expenses. To the extent gross customer additions and new services continue to increase, we expect to continue to incur increased customer acquisition related expenses. Our commission expense increases in direct correlation to the number of new customers we add and enhanced services that we sell. We continue to seek operating efficiencies and have sought to manage our expenses and increase profitability by adding a larger proportion of customers through our lower cost direct channels, principally our company-operated stores and kiosks. We have also recently formed relationships with several large retailers to expand our distribution capability. As we hire more sales and customer care employees to attract and retain quality customers, however, our employee related expenses, including benefits, will increase, and in order to attract those new customers, we must incur advertising and promotional expenses.

     Depreciation expense is directly driven by the continued build-out and upgrading of our network. As we complete projects to increase the capacity of our wireless network for usage demand, to facilitate the introduction of new products and services and to increase the operating efficiency and productivity of our wireless network, and place assets into service, depreciation expense will increase over time.

Other Income (Expenses). Other income (expenses) consist of the following:

  Interest Expense, net: includes interest costs related to our borrowings from Verizon Communications, our external floating rate notes and fixed rate notes and capital leases, net of interest capitalized;

  Minority Interests: includes the share of operating income (loss) belonging to partners in consolidated partnerships;

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

Critical Accounting Policies and Estimates

     The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, the accounting for: allowances for uncollectible accounts receivable, unbilled revenue, fair values of financial instruments, depreciation and amortization, useful lives and impairment of assets, accrued expenses, inventory reserves, equity in income (loss) of unconsolidated entities, employee benefits, income taxes, contingencies and allocation of purchase prices in connection with business combinations. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from those estimates.

     We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

     We recognize service revenue based upon access to the network (access revenue) and usage of the network (airtime/usage revenue), net of credits and adjustments for service discounts. We are required to make estimates for service revenue earned but not yet billed at the end of each reporting period. These estimates are based primarily upon historical billed minutes. Our revenue recognition policies are in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, ‘‘Revenue Recognition in Financial Statements,” Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” and SAB No. 104, “Revenue Recognition.”

Allowance for Doubtful Accounts

     We maintain allowances for uncollectible accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on our historical write-off experience, net of recoveries and the aging of our accounts receivable balances. If our actual future write-offs increase above our historical levels then we may need to provide additional allowances.

Valuation of Inventory

     We maintain estimated inventory valuation reserves for obsolete and slow moving handset and data device inventory. We base our estimates on an analysis of inventory agings. Changes in technology may require us to provide additional reserves.

Depreciation Expense

     When recording our depreciation expense associated with our network assets, we use estimated useful lives and the straight-line method of accounting. As a result of changes in our technology and industry conditions, we periodically evaluate the useful lives of our network assets. Future evaluations could result in a change in our assets’ useful lives in future periods.

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

     When testing the carrying value of the wireless licenses for impairment, we determine the fair value of the aggregated wireless licenses by subtracting from enterprise discounted cash flows (net of debt) the fair value of all of the other net tangible and intangible assets, including previously unrecognized intangible assets. This approach is generally referred to as the residual method. In addition, the fair value of the aggregated wireless licenses is then subjected to a reasonableness analysis using public information of comparable wireless carriers. If the fair value of the aggregated wireless licenses as determined above is less than the aggregated carrying amount of the licenses, an impairment is recognized. During 2004 and 2003, tests for impairment were performed with no impairment recognized.

     On September 29, 2004, the SEC issued a Staff Announcement regarding the “Use of the Residual Method to Value Acquired Assets other than Goodwill.” The Staff Announcement requires SEC registrants to adopt a direct value method of assigning value to intangible assets, including wireless licenses, acquired in a business combination under SFAS No. 141, “Business Combinations,” effective for all business combinations completed after September 29, 2004. Further, all intangible assets, including wireless licenses, valued under the residual method prior to this adoption are required to be tested for impairment using a direct value method no later than the beginning of 2005. Any impairment of intangible assets recognized upon application of a direct value method by entities previously applying the residual method should be reported as a cumulative effect of a change in accounting principle. Under this Staff Announcement, the reclassification of recorded balances from wireless licenses to goodwill prior to the adoption of this Staff Announcement is prohibited.

     We have evaluated our wireless licenses for potential impairment using a direct value methodology effective January 1, 2005. The valuation and analyses prepared in connection with the adoption of a direct value method resulted in no adjustment to the carrying value of our wireless licenses, and accordingly, had no effect on our results of operations and financial position. Future tests for impairment will be performed at least annually and more often if events or circumstances warrant. See Note 2 of our consolidated financial statements included in Item 15.

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

Results of Operations

2004 Compared to 2003

Customers
	Year Ended December 31,
	2004	2003	% Change

Customers (end of period) (thousands)	43,816	37,522	16.8%
Net additions in the period* (thousands)	6,294	5,031	25.1%
Average monthly churn	1.50%	1.82%	-17.6%

* Includes approximately 4,000 customers in 2004 and approximately 6,000 customers in 2003 added through property acquisitions.

     We ended 2004 with 43.8 million customers, compared to 37.5 million customers at the end 2003, an increase of 6.3 million net new customers, or 16.8% . Substantially all of these new customers were the result of internal growth, including 5.8 million added through our retail channel. The overall composition of our customer base as of December 31, 2004 was 92% retail postpaid, 3% retail prepaid and 5% resellers compared to 91% retail postpaid, 5% retail prepaid and 4% resellers as of December 31, 2003. Approximately 42.1 million, or 96% of our customers as of December 31, 2004, subscribed to CDMA digital service, compared to 94% as of December 31, 2003.

     Total churn, including retail and reseller, decreased to 1.50% for the year ended December 31, 2004, compared to 1.82% for the year ended December 31, 2003. We believe churn was reduced due to our network quality and the success of our retention programs. We believe the introduction of local number portability (“LNP”), in November of 2003, did not have a material impact on our churn in 2004.

Operating revenue

(Dollars in millions, except average service revenue per customer per month)	Year Ended December 31,
	2004	2003	% Change

Service revenue	$24,400	$20,336	20.0%
Equipment and other	3,262	2,153	51.5%

Total operating revenue	$27,662	$22,489	23.0%

Average service revenue per customer per month	$50.22	$48.85	2.8%

     Total operating revenue for the year ended December 31, 2004 was $27,662 million, an increase of $5,173 million, or 23.0%, compared to the year ended December 31, 2003.

     Service revenue. Service revenue for the year ended December 31, 2004 was $24,400 million, an increase of $4,064 million, or 20.0%, compared to the year ended December 31, 2003. This increase was primarily due to the 16.8% increase in customers, as well as an increase in average service revenue per customer for the year ended December 31, 2004, compared to the year ended December 31, 2003. Data revenue of $1,116 million grew by $667 million, or 148.6%, for the year ended December 31, 2004, compared to the year ended December 31, 2003, as a result of increased use of our messaging and other data services, such as Get It Now, Get Pix and Get Txt. Data revenue accounted for 4.6% of service revenue for the year ended December 31, 2004, compared to 2.2% for the year ended December 31, 2003. As we continue to add new customers and services, we expect service revenue to continue to increase.

     Average service revenue per customer per month increased 2.8% to $50.22 for the year ended December 31, 2004, compared to the year ended December 31, 2003. The increase is primarily due to a higher proportion of customers on higher access price plans, including our America’s Choice price plans as well as an increase in data revenue per customer, partially offset by decreased roaming revenue as a result of the continued increase in the popularity of bundled pricing.

     Equipment and other revenue. Equipment and other revenue for the year ended December 31, 2004 was $3,262 million, an increase of $1,109 million, or 51.5%, compared to the year ended December 31, 2003. The increase was primarily due to an increase in equipment revenue of $584 million, or 35%, for the year ended December 31, 2004, compared to the year ended December 31, 2003. The increase in equipment revenue was attributed to an increase in wireless devices sold (including color and camera phones with higher retail prices and other data devices). This increase was in turn driven by an increase in customer equipment upgrades as well as gross retail customer additions for the year ended December 31, 2004, compared to the year ended December 31, 2003.

     Gross receipts taxes collected from our customers increased $249 million for the year ended December 31, 2004, compared to the year ended December 31, 2003. Prior to 2004, these taxes were reported as part of service revenue. The associated payment of these taxes is reflected in selling, general and administrative expense. Revenue associated with certain regulatory fees, primarily the USF, increased by $91 million for the year ended December 31, 2004, compared to the year ended December 31, 2003. The increase in the associated payments of these fees is also reflected in selling, general and administrative expense. In addition, revenue generated from LNP cost recovery surcharges, which we began to collect in March 2004, was $125 million for the year ended December 31, 2004. Beginning in November 2004, we discontinued the LNP cost recovery surcharges.

Operating costs and expenses

(Dollars in millions)	Year Ended December 31,
	2004	2003	% Change

Cost of service	$3,489	$3,145	10.9%
Cost of equipment	4,258	3,315	28.4%
Selling, general and administrative	9,591	8,057	19.0%
Depreciation and amortization	4,486	3,888	15.4%

Total operating costs and expenses	$21,824	$18,405	18.6%

     Cost of service. Cost of service for the year ended December 31, 2004 was $3,489 million, an increase of $344 million, or 10.9%, compared to the year ended December 31, 2003. The increase was primarily due to increased direct telecom charges caused by a 46% increase in minutes of use for the year ended December 31, 2004, compared to the year ended December 31, 2003, partially offset by lower roaming, direct telecom, local interconnection and long distance rates. We expect minutes of use on our network to continue to increase, which will cause our cost of service to increase. Service margins (service revenue less cost of service, divided by service revenue) increased to 85.7% for the year ended December 31, 2004, compared to 84.5% for the year ended December 31, 2003.

     Cost of equipment. Cost of equipment for the year ended December 31, 2004 was $4,258 million, an increase of $943 million, or 28.4%, compared to the year ended December 31, 2003. The increase was primarily due to an increase in wireless devices sold, driven by higher equipment upgrades and gross retail activations. The increases in wireless devices sold including equipment upgrades caused our negative equipment margin (equipment revenue less equipment cost) to increase for the year ended December 31, 2004, compared to the year ended December 31, 2003. We expect this trend to continue, to the extent we continue to add new customers, upgrade existing customer equipment and sell more data devices.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2004 were $9,591 million, an increase of $1,534 million, or 19.0%, compared to the year ended December 31, 2003. These increases were primarily due to an increase in salary and benefits expense of $821 million for the year ended December 31, 2004, compared to the year ended December 31, 2003. The salary and benefits expense increase was the result of both higher per employee salary and benefits costs, principally driven by an increase in costs in 2004 of approximately $447 million related to our long term incentive program, and an increase in our number of employees, primarily in the sales and customer care areas.

     Also contributing to the selling, general and administrative expense increases was a $204 million aggregate increase in sales commissions in our direct and indirect channels, for the year ended December 31, 2004, compared to the year ended December 31, 2003, primarily related to the increase in gross customer additions and customer renewals for the year ended December 31, 2004, compared to the year ended December 31, 2003. Advertising and promotion expenses increased by $173 million for the year ended December 31, 2004, compared to the year ended December 31, 2003. To the extent gross customer additions and customer renewals continue to increase, we expect to continue to incur increased customer acquisition and retention-related expenses.

     In addition, the payment of gross receipts taxes and costs associated with certain regulatory fees, primarily USF, increased by $166 million and $83 million, respectively, for the year ended December 31, 2004, compared to the year ended December 31, 2003. The revenue associated with these taxes and fees is reflected in equipment and other revenue. See equipment and other revenue discussion above.

     Depreciation and amortization. Depreciation and amortization for the year ended December 31, 2004 was $4,486 million, an increase of $598 million, or 15.4%, compared to the year ended December 31, 2003. The increase was primarily attributable to the increase in depreciable assets during 2004, as a result of our network build program. We expect depreciation expense to continue to increase over time as we continue to build-out and upgrade our network.

Other Income (Expenses)

(Dollars in millions)	Year Ended December 31,
	2004	2003	% Change

Interest expense, net	$(648)	$(614)	5.5%
Minority interests	(209)	(166)	25.9%
Equity in income of unconsolidated entities	45	15	200.0%
Other, net	(3)	-	-
Provision for income taxes	(325)	(236)	37.7%

     Interest expense, net. Interest expense, net for the year ended December 31, 2004 was $648 million, an increase of $34 million, or 5.5%, compared to the year ended December 31, 2003. The increase was primarily due to an increase in the weighted average borrowing rates from Verizon Communications from approximately 5.2% in 2003 to 6.0% in 2004, partially offset by higher capitalized interest. See “Liquidity and Capital Resources.”

     Minority interests. Minority interests for the year ended December 31, 2004 was $209 million, an increase of $43 million, or 25.9%, compared to the year ended December 31, 2003. The increase was mainly attributable to increases in the income from subsidiary partnerships.

     Equity in income of unconsolidated entities. Equity in income of unconsolidated entities for the year ended December 31, 2004 was $45 million, an increase of $30 million, or 200.0%, compared to the year ended December 31, 2003. This increase was mainly attributable to the recording of a gain of $23 million on the disposal of certain equity investments in July 2004.

     Provision for income taxes. The partnership is not subject to federal or state tax on income generated from markets it owns directly or through partnership entities. However, the partnership does own some of its markets through corporate entities, which are required to provide for both federal and state tax on their income. The tax provision was $325 million for the year ended December 31, 2004, an increase of $89 million, or 37.7%, compared to the year ended December 31, 2003. The effective tax rate was 6.5% for the year ended December 31, 2004, compared to 7.1% for the year ended December 31, 2003. The decrease in the effective tax rate for 2004 was mainly attributable to a decrease in the proportion of income earned through corporate entities compared to markets owned directly or through partnership entities.

2003 Compared to 2002

Customers
	Year Ended December 31,
	2003	2002	% Change

Customers (end of period) (thousands)	37,522	32,491	15.5%
Net additions in the period* (thousands)	5,031	3,093	62.7%
Average monthly churn	1.82%	2.33%	-21.9%

* Includes approximately 6 thousand customers in 2003 and approximately 485 thousand customers in 2002 added through property acquisitions.

     We ended 2003 with 37.5 million customers, compared to 32.5 million customers at the end 2002, an increase of 5 million net new customers, or 15.5% . Substantially all of these new customers were the result of internal growth, including 400 thousand added through our reseller channel. The overall composition of our customer base as of December 31, 2003 was 91% retail postpaid, 5% retail prepaid and 4% resellers compared to 91% retail postpaid, 6% retail prepaid and 3% resellers as of December 31, 2002. Approximately 35.1 million, or 94% of our customers as of December 31, 2003, subscribed to CDMA digital service, compared to 88% as of December 31, 2002.

     We reduced our reported net customer additions for 2002 by 85 thousand to account for unusually low reseller channel disconnect activity that we believed had resulted from delayed reseller reporting. During the first three quarters of 2003, we increased our net customer additions by 40 thousand because of reported reseller disconnects that we believe were attributable to the earlier delayed reporting. We increased our net customers by the 45 thousand remaining from the reduction amount at the end of the third quarter, when we concluded that we could no longer reasonably identify disconnect activity attributable to the 2002 reporting delay.

     The FCC has adopted rules on wireless LNP that enable wireless customers to keep (or “port”) their telephone numbers when switching to another carrier. The FCC rules became effective on November 24, 2003 and required wireless carriers to offer LNP to their customers in the largest 100 markets. While the long-term impact of LNP on the business cannot be predicted, the initial results indicated that the number of customers who ported their numbers from competing carriers to us was significantly greater than the number of customers who ported their number from us to other carriers.

     Total churn, including retail and wholesale, decreased to 1.82% for the year ended December 31, 2003, compared to 2.33% for the year ended December 31, 2002. We believe churn was reduced due to our network quality and the success of our retention programs. We do not believe that the introduction of LNP had a material impact on churn in the fourth quarter of 2003.

Operating revenue

(Dollars in millions)	Year Ended December 31,
	2003	2002	% Change

Service revenue	$20,336	$17,747	14.6%
Equipment and other	2,153	1,726	24.7%

Total operating revenue	$22,489	$19,473	15.5%

Average service revenue per customer per month	$48.85	$48.35	1.0%

     Total operating revenue for the year ended December 31, 2003 was $22,489 million, an increase of $3,016 million, or 15.5%, compared to the year ended December 31, 2002.

     Service revenue. Service revenue for the year ended December 31, 2003 was $20,336 million, an increase of $2,589 million, or 14.6%, compared to the year ended December 31, 2002. This increase was primarily due to the 15.5% increase in customers, as well as an increase in average service revenue per user for the year ended December 31, 2003, compared to the year ended December 31, 2002. As we continue to add new customers, products and services, we expect service revenue to continue to increase.

     Average service revenue per customer per month increased 1.0% to $48.85 for the year ended December 31, 2003, compared to the year ended December 31, 2002. The increase is primarily due to a higher proportion of customers on higher access price plans, including our America’s Choice price plans as well as an increase in data revenue per customer. These increases were partially offset by decreased roaming revenue as a result of rate reductions with third-party carriers and decreased long distance revenue due to the increased popularity of bundled pricing.

     Equipment and other revenue. Equipment and other revenue for the year ended December 31, 2003 was $2,153 million, an increase of $427 million, or 24.7%, compared to the year ended December 31, 2002. The increase was attributed to an increase in wireless devices sold, including higher priced color and camera phones, driven by an increase in gross retail customer additions and an increase in customer equipment upgrades in the year ended December 31, 2003, compared to the year ended December 31, 2002.

     In addition, revenue associated with certain regulatory fees, primarily the USF, increased by $153 million for the year ended December 31, 2003, compared to the year ended December 31, 2002, mainly due to the April 2003 change in the methodology for billing these fees from a flat rate to a percentage rate as a result of an FCC order. The increase in the associated payments of these fees is reflected in selling, general and administrative expense. The implementation of LNP required us to make substantial investments in additional personnel and changes to our network and billing systems that imposed one-time upfront costs, as well as ongoing expense. In order to help defray the ongoing expense associated with LNP, beginning in March 2004, we will increase our monthly regulatory charge from $0.05 per customer per month to $0.45 per customer per month.

Operating costs and expenses

(Dollars in millions)	Year Ended December 31,
	2003	2002	% Change

Cost of service	$3,145	$2,787	12.8%
Cost of equipment	3,315	2,669	24.2%
Selling, general and administrative	8,057	7,236	11.3%
Depreciation and amortization	3,888	3,293	18.1%

Total operating costs and expenses	$18,405	$15,985	15.1%

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

     Cost of equipment. Cost of equipment for the year ended December 31, 2003 was $3,315 million, an increase of $646 million, or 24.2%, compared to the year ended December 31, 2002. The increase was primarily due to an increase in wireless devices sold, due to growth in gross retail activations and the increase in equipment upgrades. The increases in wireless devices sold and equipment upgrades caused our negative equipment margin (equipment revenue less equipment cost) to increase for the year ended December 31, 2003, compared to the year ended December 31, 2002. We expect this trend to continue, to the extent we continue to add new customers and upgrade existing customer equipment.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2003 were $8,057 million, an increase of $821 million, or 11.3%, compared to the year ended December 31, 2002. This increase was primarily due to a $338 million increase in salary and wage expense, due to an increase in the employee base, primarily driven by LNP implementation, which affected our customer service and sales channels, as well as an increase in employee benefits expense. Also contributing to the increase was a $233 million aggregate increase in sales commissions in our direct and indirect channels, for the year ended December 31, 2003, compared to the year ended December 31, 2002, primarily related to an increase in retail gross customer additions and contract renewals. Advertising and promotional expenses increased approximately $73 million for the year ended December 31, 2003, compared to the year ended December 31, 2002. To the extent gross customer additions continue to increase, we expect to continue to incur increased customer acquisition related expenses.

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

Liquidity and Capital Resources

     We have substantial cash needs, as described in more detail below. Historically, we have funded our operations and other cash needs utilizing internally generated funds, intercompany and external borrowings and capital contributions. We expect to rely on a combination of internally generated, intercompany and external funds to fund continued capital expenditures, acquisitions, distributions and debt service needs. Sources of future intercompany and external financing requirements may include a combination of debt financing provided through intercompany debt facilities with Verizon Communications, borrowings from banks or debt issued in private placements or in the public markets. We believe that internally generated funds will be sufficient to fund capital expenditures, distributions and interest payments on our debt in the next several years. Internally generated funds would not be sufficient to repay principal on our debt, including demand notes owed to Verizon Communications (if we were required to repay that debt in the next several years) and other short-term debt, including the $1.5 billion of Floating Rate Notes due May 23, 2005, and would not be sufficient to honor any exercise of Vodafone Group Plc’s (“Vodafone”) put rights. See “Cash Flows Used In Financing Activities.” We expect to refinance our outstanding debt when due with new debt financings, including debt financing provided either through intercompany borrowings, private placements, bank borrowings or public financing, and would seek other financing to honor any exercise of the put rights. On February 18, 2005, we signed an additional promissory note with a wholly-owned subsidiary of Verizon Communications that permits us to borrow, repay and reborrow from time to time up to a maximum principal amount of $6.5 billion with a maturity date of February 22, 2008. Amounts borrowed under the note bear interest at a rate per annum equal to one-month LIBOR plus 20 basis points for each interest period, with the interest rate being adjusted on the first business day of each month. To the extent we need additional financing, we believe we could obtain it, however, Verizon Communications has no commitment to provide any further financing to us, and we have no commitments from any third parties.

     In addition to the potential cash needs described above, we have needed and may continue to need to secure additional financing for acquisitions of additional spectrum licenses and wireless service providers. See “Recent Developments.” The failure to obtain financing on commercially reasonable terms or at all could result in the delay or abandonment of our development and expansion plans or our inability to continue to provide service in all or portions of some of our markets, which could harm our ability to attract and retain customers.

Contractual Obligations and Commercial Commitments

     The following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2004. Additional detail about these items is included in the notes to the audited financial statements.

	Payments Due by Year (in millions)

Contractual Obligations	Total	2005	2006 - 2007	2008 -2009	Thereafter

Long-term debt (a)	$5,281	$-	$2,850	$2,431	$-
Interest on long-term debt	990	305	442	243	-
Capital lease obligations	10	10	-	-	-
Operating leases	3,037	687	1,038	613	699

Total contractual cash obligations (b)	$9,318	$1,002	$4,330	$3,287	$699

(a)	Long-term debt obligations include $2.4 billion of term notes due to Verizon Communications.
(b)	Contracts that do not meet the requirements of SFAS 47, “Disclosure of Long-Term Obligations”, have been excluded from this table.

     A significant portion of our debt described above bears interest at a variable rate and we therefore have estimated, based on interest rates as of December 31, 2004, the amount of interest we are committed to pay in the future. Actual interest payments could differ materially due to changes in interest rates. In addition, we expect to make certain future payments related to spectrum purchases and other acquisitions. See “Recent Developments.”

Capital Expenditures

     Our capital expenditures totaled approximately $5.6 billion in 2004, which includes capital expenditures for the build-out and upgrade of, and expansion of capacity on, our network, but does not include acquisitions of spectrum licenses and of other wireless service providers. We expect to continue to have substantial capital requirements. See “Business – Network.” In June 2004 we signed an agreement under which we expect to purchase $5 billion of equipment from Lucent Technologies Inc. (“Lucent”) over a six-year period. The $5.6 billion of capital spent for 2004 includes purchases under the Lucent contract.

     In addition to these amounts, we will also require substantial additional capital for, among other uses, acquisitions of spectrum licenses and wireless service providers, additional system development and network capacity expansion if wireless data services grow at a faster rate than we anticipate. Unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes, weather-related delays, technological changes and other factors may also result in additional funding requirements.

Distributions

      We are obligated under our partnership agreement to make certain distributions to our owners related to taxes and additional distributions equal to 70% of our pre-tax net income from continuing operations plus amortization expense related to the amortization of intangible assets arising out of transactions contemplated by the Alliance Agreement, less the amount of tax distributions, assuming, in the case of non-tax distributions, we are in compliance with certain financial covenants including a 2.5 to 1 leverage ratio and 5 to 1 interest coverage ratio, unless our officers approve less restrictive ratios. The non-tax related distribution requirement will expire in April 2005, or earlier in certain circumstances. After the current distribution policy expires, we must continue tax distributions, and our partnership agreement contemplates that we will continue to have a policy for non-tax related distributions, which will provide for distributions at a level as determined from time to time by our board of representatives, taking into account relevant factors, including our financial performance and capital requirements. The board has not yet established a new distribution policy to go into effect in April 2005. In addition, our owners can change our distribution policy at any time or cause us to pay additional distributions. See “Certain Relationships and Related Party Transactions—Partnership Agreement—Distributions.”

     2003 Distributions
     We satisfied both ratios on June 30, 2003 and December 31, 2002, and therefore made distributions to our partners in August 2003 and February 2003 of approximately $1,148 million and $1,225 million, respectively. Approximately $112 million of the distribution in February 2003 represented a supplemental distribution.

     2004 Distributions
     We satisfied both ratios on June 30, 2004 and December 31, 2003 and therefore made distributions to our partners in August 2004 and February 2004 of approximately $1,812 million and $1,441 million, respectively.

     2005 Distributions
     We satisfied both ratios on December 31, 2004 and therefore made a distribution to our partners in February 2005 of approximately $1,997 million.

Vodafone Put Rights

     Under the terms of an agreement entered into among Verizon Communications, Vodafone and us on April 3, 2000, Vodafone may require us to purchase up to an aggregate of $20 billion of Vodafone’s interest in the Partnership, at its then fair market value. Up to $10 billion was redeemable during the 61-day period that opened on June 10 and closed on August 9 in 2004. Vodafone did not exercise its redemption rights during that period. As a result, $20 billion, not to exceed $10 billion in any one year, remains redeemable during the 61-day periods opening on June 10 and closing on August 9 in 2005, 2006 and/or 2007. Verizon Communications has the right, exercisable at its sole discretion, to purchase all or a portion of this interest instead of us. However, even if Verizon Communications exercises this right, Vodafone has the option to require us to purchase up to $7.5 billion of this interest redeemable during the 61-day periods opening on June 10 and closing on August 9 in 2005, 2006 and/or 2007 with cash or contributed debt. Accordingly, $20 billion of partners’ capital has been classified as redeemable on the accompanying consolidated balance sheets. We will need to obtain financing if we are required to repurchase these interests. See “Certain Relationships and Related Party Transactions-Investment Agreement.” We have no commitment for such financing. Vodafone also had certain put rights in 2003 that it did not exercise.

Debt Service

     As of December 31, 2004, we had approximately $14.5 billion of indebtedness and capitalized leases, including $7.7 billion of short-term debt, excluding net intercompany receivables. Future interest payments may vary from our historical results due to changes in outstanding debt levels, our or Verizon Communications’ credit ratings and changes in market conditions. See “Qualitative and Quantitative Disclosures about Market Risks.”

     Our principal debt obligations consist of $1.5 billion floating rate notes due in May 2005 and $2.5 billion fixed rate notes due in December 2006 and approximately $10.5 billion of debt borrowed from Verizon Communications and its affiliates.

     The floating rate notes bear interest at a rate equal to the three-month London Interbank Offered Rate, or LIBOR, plus 0.07%, reset quarterly, and mature on May 23, 2005. We expect to refinance the floating rate notes when due through intercompany borrowings. The fixed rate notes bear interest at 5.375% and mature on December 15, 2006.

     Borrowings from Verizon Communications include demand loans and term notes. The maximum amount of demand loans outstanding during the last 12 months was approximately $8.1 billion. Demand loan balances fluctuate based upon our working capital and other funding requirements. At December 31, 2004, such demand loan borrowings totaled $7.7 billion. Interest on the demand loans is generally based on a blended interest rate calculated by Verizon Communications using fixed rates and variable rates applicable to borrowings by Verizon Communications to fund us and other entities affiliated with Verizon Communications. As of December 31, 2004, the interest rate on demand loans was approximately 5.7% .

     Term borrowings from Verizon Communications amounted to $2.8 billion at December 31, 2004, which includes a $2.4 billion term note due in 2009 that requires quarterly prepayments to the extent that the markets that GTE purchased from Ameritech generate excess cash flow, as defined in the term note. To date, no quarterly prepayment requirement has been triggered. This term note contains limited, customary covenants and events of default. The interest on the note is generally based on the same blended rate as for the demand loans. Term borrowings also include a $350 million term note obtained from Verizon Communications that bears a fixed interest rate of approximately 8.9% per year. This term note was established in connection with the acquisition of Price’s wireless assets on August 15, 2002 in order to effect a covenant defeasance of Price’s 11 ¾% Senior Subordinated Notes due 2007 and 9 1/8% Senior Secured Notes due 2006. The term note is guaranteed by Price. It matures the earlier of February 15, 2007 or six months following the occurrence of certain specified events.

      We may incur significant additional indebtedness in the next few years to help fund our cash needs.

Cash Flows

(Dollars in millions)	Year Ended December 31,
	2004	2003	$ Change

Cash Flows Provided By (Used In)
Operating activities	$9,534	$7,646	$1,888
Investing activities	(6,649)	(5,500)	(1,149)
Financing activities	(2,851)	(2,133)	(718)

Increase in Cash	$34	$13	$21

Cash Flows Provided By Operating Activities

     Our primary source of funds continues to be cash generated from operations. The $1.9 billion increase in net cash provided by operating activities for the year ended December 31, 2004, compared to the similar period of 2003 was primarily due to an increase in operating income excluding depreciation and amortization, resulting from revenue growth at a rate faster than expense growth.

Cash Flows Used In Investing Activities

     Capital expenditures continue to be our primary use of cash. Our capital expenditures, excluding acquisitions, were $5.6 billion for the year ended December 31, 2004, compared to $4.6 billion for the year ended December 31, 2003 and were used primarily to increase the capacity of our wireless network to meet usage demand, expand our network footprint, facilitate the introduction of new products and services through our EV-DO deployment, enhance responsiveness to competitive challenges, and increase the operating efficiency of our wireless network.

     We invested $996 million in acquisitions for the year ended December 31, 2004, including $930 million for the New York metropolitan area spectrum license auctioned by NextWave Telecom Inc. and the remainder to purchase minority partners’ interests and certain wireless licenses. For the year ended December 31, 2003, we invested $925 million in acquisitions, including $762 million to purchase the Northcoast Communications LLC’s (“Northcoast”) licenses, $39 million to purchase a general partnership interest in Virginia 10 RSA Limited Partnership and $98 million to reimburse Verizon Communications for the purchase of a minority interest in one of its subsidiaries that was a partner in the partnership

Cash Flows Provided By (Used In) Financing Activities

     Our total debt increased by $549 million during the year ended December 31, 2004. Our net intercompany debt increased by $627 million. We used $78 million to reduce our short-term obligations, of which $69 million was used to pay down a portion of our capital lease obligations.

     Our debt securities continue to be accorded high ratings by primary rating agencies. In September 2004, Standard and Poor’s (“S&P”) removed Verizon Communications’ debt and our debt from review, affirming for each an A+ rating with a long-term ratings outlook of negative. In December 2004, Moody’s Investors Service (“Moody’s”) changed the rating outlook on our A3-rated long-term debt to positive from stable.

     On February 14, 2005, both S&P and Moody’s indicated that Verizon Communications’ proposed acquisition of MCI Inc. may result in downgrades in Verizon Communications’ debt ratings. At that same time, S&P placed our debt on review with negative implications and Moody's changed the outlook on our A3-rated long term debt to stable from positive until its review of Verizon Communications' debt ratings is completed.

     Our debt to equity ratio (including partner’s capital subject to redemption) was 34% at December 31, 2004, unchanged compared to December 31, 2003.

     We made distributions to our partners of more than $3.2 billion in the year ended December 31, 2004, compared to $2.4 million in the year ended December 31, 2003. See “Distributions” above.

     In addition, under the terms of an agreement entered into among Verizon Communications, Vodafone and us on April 3, 2000, Vodafone may require us to purchase up to an aggregate of $20 billion of Vodafone’s interest in the Partnership, at its then fair market value. Up to $10 billion was redeemable during the 61-day period that opened on June 10 and closed on August 9 in 2004. Vodafone did not exercise its redemption rights during that period. As a result, $20 billion, not to exceed $10 billion in any one year, remains redeemable during the 61-day periods opening on June 10 and closing on August 9 in 2005, 2006 and/or 2007. Verizon Communications has the right, exercisable at its sole discretion, to purchase all or a portion of this interest instead of us. However, even if Verizon Communications exercises this right, Vodafone has the option to require us to purchase up to $7.5 billion of this interest redeemable during the 61-day periods opening on June 10 and closing on August 9 in 2005, 2006 and/or 2007 with cash or contributed debt. Accordingly, $20 billion of partners’ capital has been classified as redeemable on the accompanying consolidated balance sheets. Vodafone also had certain put rights in 2003 that it did not exercise.

Financial Condition

     Total assets at December 31, 2004 were $67.7 billion, an increase of $2.8 billion, or 4.4%, compared to December 31, 2003. The increase was mainly due to $1.0 billion of acquisitions of wireless businesses and licenses, primarily as a result of the New York spectrum license acquisition, and $5.6 billion of capital expenditures as a result of our network build-out program, offset by $4.5 billion in depreciation and amortization expense.

     Total liabilities at December 31, 2004 were $23.7 billion, an increase of $1.3 billion, or 6.0%, compared to December 31, 2003. The increase was primarily due to an increase in net borrowings from Verizon Communications as well as an increase in accounts payable and accrued liabilities.

     Total partners’ capital (including partner’s capital subject to redemption) was $42.4 billion at December 31, 2004, an increase of $1.4 billion, or 3.5%, compared to December 31, 2003. The increase was primarily due to net income for the year ended December 31, 2004, offset by distributions to our partners of $3.25 billion.

Recently Issued Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with a) employees, except for equity instruments held by employee share ownership plans, and b) non-employees when acquiring goods or services. We will adopt the revised standard effective July 1, 2005. We are currently evaluating the provisions of this standard and do not expect the impact of the adoption of SFAS No. 123(R) to have a material effect on our results of operations or financial position as we account for our liability awards using a fair value approach.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” This standard re-addresses the financial accounting and reporting of inventory costs by requiring that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. We will adopt the standard effective January 1, 2006. We do not expect the impact of the adoption of SFAS No. 151 to have a material effect on our results of operation s or financial position.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29.” This standard eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets. A nonmonetary exchange shall be measured based on the recorded amount of the nonmonetary asset(s) relinquished, and not on the fair values of the exchanged assets, if a) the fair value is not determinable, b) the exchange transaction is to facilitate sales to customers, or c) the exchange transaction lacks commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We will adopt the standard effective January 1, 2006. We do not expect the impact of the adoption of SFAS No. 153 to have a material effect on our results of operations or financial position.

Recent Developments

     On December 22, 2004, we signed an agreement with Urban Comm-North Carolina, Inc. to purchase PCS spectrum in ten markets in eastern North Carolina for $68.5 million in cash. The licenses, which cover a population of approximately 3.9 million, provide both additional capacity for voice and data services as well as service expansion opportunities in certain of the license areas. The Department of Justice and the Bankruptcy Court have approved the transaction; however, it is subject to Urban Comm and the FCC reaching agreement settling certain pending matters, as well as approval of the transaction by the FCC. The transaction is expected to close in the second quarter of 2005.

     On November 4, 2004, we signed an agreement for our purchase of all of the stock of NextWave Telecom Inc., pursuant to which we will acquire 23 PCS licenses for $3 billion in cash. We expect to fund the purchase through cash flow from operations and borrowings from affiliates. The licenses cover a population of approximately 73 million and will provide spectrum capacity in key markets such as New York, Los Angeles, Boston, Washington D.C. and Detroit, and will expand our footprint into Tulsa, Oklahoma. The Department of Justice, the FCC and the Bankruptcy Court have all approved the transaction, which is expected to close in April 2005.

     On November 11, 2004, we announced that John Townsend had been named as our Vice President and Chief Financial Officer. The appointment became effective on January 1, 2005. Mr. Townsend replaced Andrew Halford, who returned to the Vodafone Group as Financial Director Designate.

     On February 15, 2005, the FCC concluded an auction of 242 PCS licenses. We were the high bidder on 26 licenses, with bids totaling $364.9 million. The 26 licenses cover a population of approximately 20 million, including approximately 2.2 million in markets where we do not currently hold licenses. The licenses cover major markets, such as Charlotte, Cleveland, St. Louis and San Diego. In addition, Vista PCS, LLC (“Vista”) was high bidder on 37 licenses available only to entities qualifying as a “small business” under FCC rules. Vista is a joint venture owned 80% by us and 20% by Valley Communications, LLC, which controls it, although we will consolidate its results with ours. Vista’s winning bids totaled $332.4 million. The 37 licenses cover a population of approximately 34.4 million, including approximately 2.2 million in markets where we do not currently hold licenses. The licenses cover major markets, such as Charlotte, Cincinnati, Houston, Norfolk, Pittsburgh and Seattle. We have committed funding to Vista, through capital contributions and loans, in the amount of $314 million towards the payment for the licenses.

     On February 18, 2005, we signed an additional promissory note with a wholly-owned subsidiary of Verizon that permits us to borrow, repay and reborrow from time-to-time up to a maximum principal amount of $6.5 billion with a maturity date of February 22, 2008. Amounts borrowed under the note bear interest at a rate per annum equal to one-month LIBOR plus 20 basis points for each interest period, with the interest rate being adjusted on the first business day of each month.

     On February 24, 2005, we signed an agreement with MetroPCS, Inc. to purchase 10 MHz of PCS spectrum covering the San Francisco BTA for a purchase price of $230 million. The transaction is subject to the approval of the FCC and the Department of Justice, and is expected to close in the second quarter of 2005.

     On March 4, 2005, we completed the purchase from Qwest Wireless, LLC of all of its PCS licenses and related network assets for $418 million in cash. The licenses cover a population of approximately 30.9 million in 62 markets, and will provide needed capacity in certain of our existing major markets, such as Denver, Portland, Phoenix, Salt Lake City and Seattle.

     On March 11, 2005, we signed an agreement with Cricket Communications, Inc., a subsidiary of Leap Wireless International, Inc., to purchase PCS licenses and related network assets covering the Michigan BTAs of Battle Creek, Flint, Kalamazoo and Jackson, and additional PCS licenses in 15 other markets in Michigan, Wisconsin, Alabama, Arkansas, Mississippi and New York, for $102.5 million in cash. These other licenses will provide an opportunity for additional expansion into markets in Michigan, Arkansas, Alabama, Mississippi and Wisconsin, and necessary capacity for existing markets in Michigan, Arkansas, Alabama, Mississippi and upstate New York. The transaction is subject to approval by the FCC and the Department of Justice, and is expected to close around the middle of 2005.

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

     The FCC and an increasing number of state authorities are requiring the wireless industry to comply with, and in some cases to fund, various initiatives, including federal and state universal service programs, telephone number administration, local number portability, services to the hearing-impaired and emergency 911 networks. In addition, many states have imposed significant taxes on providers in the wireless industry. These initiatives are imposing increasing costs on us and other wireless carriers and may otherwise adversely affect our business. For example, the FCC has mandated wireless providers to be capable of supplying the geographic coordinates of a subscriber’s location when a subscriber makes an emergency call to public safety dispatch agencies, and to be capable of allowing subscribers to take their telephone number when they decide to change to a new wireless service provider. These initiatives and programs increase our costs either directly in the form of fees and taxes to federal, state and local agencies, or in the form of expenses to comply with the regulatory mandates. Alternatively, these federal, state and local taxes and fees may increase our customers’ cost of service, which may affect demand for our services. See “Business-Regulatory Environment” for a more detailed description of the regulatory environment affecting us.

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

     Legislation has been proposed in many state and local legislative bodies to restrict or prohibit the use of wireless phones while driving motor vehicles. Laws restricting the use of wireless phones while driving have been enacted in other countries and, to date, the States of New Jersey and New York, the District of Columbia, and a small number of localities in the U.S., have passed such laws. Congress also considers on a regular basis legislation that would amend the Communications Act, pursuant to which our licenses are issued. Future federal legislation could lead to increased costs to us of complying with new or modified regulations or could affect our access to and use of spectrum.

      Litigation

     In recent years, there has been a substantial amount of litigation in the wireless industry, including patent lawsuits, personal injury lawsuits relating to alleged health effects of wireless phones, antitrust class actions, and class action lawsuits that challenge marketing practices and disclosures, including practices and disclosures relating to alleged adverse health effects of handheld wireless phones. These lawsuits seek substantial damages. The risk of litigation may be higher for companies like us that offer services nationally due to our increased prominence in the industry. We may incur significant expenses in defending these lawsuits. In addition, we may be required to pay significant awards or settlements. For a discussion of significant litigation matters involving our company, see “Business-Legal Proceedings.”

      Health Concerns

     Some studies have suggested that radio frequency emissions from wireless handsets and cell sites may be associated with various health problems, including cancer, and may interfere with electronic medical devices, including hearing aids and pacemakers. In addition, lawsuits have been filed against us and other participants in the wireless industry alleging various adverse health consequences as a result of wireless phone usage. In May 2001, the U.S. General Accounting Office issued a report, entitled Research and Regulatory Efforts on Mobile Phone Issues, observing that the consensus of various major health agencies is that the research to date does not show radio frequency energy emitted from mobile phones to have adverse health effects but there is not yet enough information to conclude that they pose no risk. The report offers recommendations to improve the FCC’s review of mobile phone testing, as well as FCC and U.S. Food & Drug Administration (“FDA”) consumer information on health issues relating to mobile phones. In July 2003, the FDA and the FCC stated that the available scientific evidence does not show that any health problems are associated with using wireless phones, but it has not been proven that wireless phones are absolutely safe. Additional studies of radio frequency emissions are ongoing. The actual or perceived risk of radio frequency emissions could also adversely affect us through diminished use of wireless services, reduced subscribers, or reduced financing available to the wireless communications industry. Further, such health concerns could expose wireless providers to further litigation that, even if not successful, can be costly to defend. Government authorities may increase regulation of wireless handsets and cell sites as a result of these health concerns.

     Certain studies conclude that driving while using a wireless phone, whether with or without a hands-free device, may increase the risk of driver distraction and negatively impact driver safety. While further studies are planned or underway, such concerns could lead to litigation or further legislative activity adversely affecting the business through diminished use of wireless services.

      Competition in a Rapidly Changing Industry

     The wireless industry is highly competitive and rapidly changing and characterized by substantial competition, which has led to reduced pricing and the need to develop and introduce new services in order to retain and attract customers. Competition is expected to continue, which may lead to further pressure on pricing and increases in customer churn and retention costs. See “Business-Competition.”

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

Cautionary Statement Concerning Forward-Looking Statements

     In this Management’s Discussion and Analysis, and elsewhere in this Annual Report and in our other public filings and statements (including oral communications), we make forward-looking statements. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, capital expenditures, anticipated cost savings and financing plans. Forward-looking statements also include those preceded or followed by the words “may”, “will”, “expect”, “intend”, “plan”, “anticipates”, “believes”, “estimates”, “hopes” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

  our continued provision of satisfactory service to our customers at an acceptable price;

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Our primary market risk relates to changes in interest rates, which could impact results of operations. As of December 31, 2004, we had $11.6 billion of aggregate floating rate debt outstanding under intercompany loan facilities and the floating rate notes. The intercompany loans bear interest at rates that vary with Verizon Communications’ cost of funding; because a portion of its debt is fixed-rate, and because its cost of funding may be affected by events related solely to it, our interest rates may not adjust in accordance with market rates. A change in our interest rates of 100 basis points would change our interest expense by approximately $116 million.

     We also have exposure to fluctuations in foreign exchange rates as a result of a series of sale/leaseback transactions that obligate us to make balloon payments in Japanese yen. However, we have entered into forward exchange contracts that fully hedge the foreign exchange exposure for these balloon payment obligations, although we are subject to the risk that our counterparties to these contracts fail to perform. During 2004 we made payments of $69 million. Taking into account these hedge arrangements, as of December 31, 2004, our remaining obligations under these balloon payments were $7 million. Without the protection of these hedge arrangements, a 10.0% increase or decrease in the value of the U.S. dollar compared to the Japanese yen would change our obligations by approximately $1 million.

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

     Management’s report on internal control over financial reporting and the attestation report of our independent registered public accounting firm is included in our financial statements in Item 15.

Item 9B. Other Information

None.

PART III Item 10. Directors and Executive Officers of the Registrant

     The following table presents information regarding members of our board of representatives, our executive officers and other significant employees.

Name	Age	Position
Ivan G. Seidenberg	58	Chairman of the Board of Representatives
Arun Sarin	50	Representative
Dennis F. Strigl	58	President and Chief Executive Officer, Representative
Lawrence T. Babbio, Jr.	60	Representative
Doreen A. Toben	55	Representative
Kenneth J. Hydon	60	Representative
Gavin Darby	49	Representative
Julian Horn-Smith	56	Representative
Lowell C. McAdam	50	Executive Vice President and Chief Operating Officer, Representative
Richard J. Lynch	56	Executive Vice President and Chief Technical Officer
John Townsend	42	Vice President and Chief Financial Officer
Roger Gurnani	44	Vice President-Information Systems and Chief Information Officer
John G. Stratton	44	Vice President and Chief Marketing Officer
Martha Delehanty	39	Vice President – Human Resources
Steven E. Zipperstein	45	Vice President-Legal & External Affairs, General Counsel and Secretary
James J. Gerace	41	Vice President-Corporate Communications
Margaret P. Feldman	47	Vice President-Business Development
Michael T. Stefanski	39	Vice President and Controller

     Ivan G. Seidenberg has been Chairman of the board of representatives of Verizon Wireless since the company’s launch in April 2000. He became Chairman and Chief Executive Officer of Verizon Communications in 2004. From 2002 to 2004, he was President and Chief Executive Officer of Verizon Communications. From 2000 to 2002, he was Co-Chief Executive Officer of Verizon Communications. From 1998 to 2000, he was Chairman and Chief Executive Officer of Bell Atlantic Corporation. From 1997 to 1998, he was the Chief Executive Officer of Bell Atlantic Corporation. From 1997 to 1998, he was Vice Chairman, President and Chief Operating Officer of Bell Atlantic Corporation. From 1995 to 1997, he was the Chairman and Chief Executive Officer of NYNEX Corporation. His career in the communications industry also includes positions as Vice Chairman of NYNEX’s Telecommunications Group and President of its Worldwide Information and Cellular Services Group. He serves on the boards of directors of Honeywell International Inc. and Wyeth.

     Arun Sarin has been a member of our board of representatives since July 2003. He became Chief Executive of Vodafone Group Plc. in 2003. He was Chief Executive Officer for the United States and Asia Pacific region until 2000, when he became a non-executive director of Vodafone Group Plc. He was a director of AirTouch Communications Inc. from 1995 to 2000 and was its President and Chief Operating Officer from 1997 to 1999. In the past, he has served as a board member for The Gap, Inc., The Charles Schwab Corporation and Cisco Systems, Inc.

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

     Gavin Darby has been a member of our board of representatives since April 2004. He became Chief Executive, Americas Region for Vodafone in April 2004. In August 2004 and January 2005, his responsibilities increased to include Vodafone affiliated companies in Africa and China, respectively. From September 2002 to 2004, he was Chief Executive Officer, Vodafone UK. From 2001 to 2002, Mr. Darby was Chief Operating Officer of Vodafone UK. From 1985 to 2001, Mr. Darby held a number of positions of increasing responsibility and authority with Coca-Cola Europe.

     Sir Julian Horn-Smith has been a member of our board of representatives since July 2003. He became Vodafone’s Deputy Chief Executive in January 2005. From 2001 to 2004, he was Vodafone’s Group Chief Operating Officer and has been a member of Vodafone Group Plc's board of directors since 1996. Sir Julian has also held the position of Chairman of the Supervisory Board of Vodafone Holding GmbH since 2003. Since joining Vodafone in 1984, Sir Julian has held various senior management positions. Sir Julian is a Non-Executive Director of Smiths Industries Plc, Lloyds TSB Group Plc, and a member of the Deutsch-Britische Gesellschaft e.V. In 2002, he joined the board of the Prince of Wales International Business Leaders Forum, a UK-based organization promoting responsible business activity internationally.

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

     Richard J. Lynch has been our Executive Vice President and Chief Technical Officer since the company’s launch in April 2000. From 1995 to 2000, he was the Executive Vice President and Chief Technical Officer for Bell Atlantic Mobile and Bell Atlantic NYNEX Mobile. He has served as Chairman of the Wireless Data Forum and as a charter member of the executive board of the CDMA Development Group, an organization dedicated to advancement and development of CDMA technology. He currently serves as a member of the Federal Communications Commission’s Technical Advisory Council. Mr. Lynch is a senior member of The Institute of Electrical and Electronic Engineers, Inc. (IEEE) and has been awarded patents in the area of wireless technology.

     John Townsend has been our Vice President and Chief Financial Officer since January 2005. From 1993 to 2005, Mr. Townsend has held a number of senior positions within the Vodafone Group, including Chief Financial Officer of Europolitan Holdings AB in Sweden and Chief Financial Officer of Vodafone Australia and, most recently, Financial Director of Vodafone UK. Prior to joining Vodafone, Mr. Townsend was at KPMG Peat Marwick.

     Roger Gurnani has been our Vice President and Chief Information Officer since the company’s launch in April 2000. From 1997 to 2000, he served as Vice President and Chief Information Officer at Bell Atlantic Mobile. From 1994 to 1997, he was

Executive Director-Broadband Systems with Bell Atlantic. Prior to that, Mr. Gurnani held a number of information technology positions at WilTel (now MCI).

     John G. Stratton has been our Vice President and Chief Marketing Officer since 2001. From 2000 to 2001, he served as President of our company’s Northwest Area. He was President of Bell Atlantic Mobile’s Philadelphia Tri-State Region from 1998 to 2000. He also served as Regional Vice President – Retail Sales and Operations and Vice President of Marketing for the New York Metro Market since joining Bell Atlantic Mobile in 1993. Prior to that, he was Vice President of Merchandising for Jersey Camera.

     Martha Delehanty has been our Vice President – Human Resources since March 2004. From 2000 to 2004, she was Executive Director – Employee Relations. Prior to joining Verizon Wireless, she was a field director for GTE Wireless. From 1991 to 2000, Ms. Delehanty held a number of positions of increasing responsibility and authority with GTE.

      Steven E. Zipperstein has been our Vice President-Legal and External Affairs, General Counsel and Secretary since January 2004. Mr. Zipperstein served as Senior Vice President and Deputy General Counsel at Verizon Communications since its launch in 2000 and previously with GTE since 1997. Prior to 1997, Mr. Zipperstein served as Chief Assistant U.S. Attorney in Los Angeles and Special Counsel to the Assistant Attorney General, U.S. Department of Justice. Mr. Zipperstein began his legal career in 1983 at the law firm of Hufstedler, Miller, Carlson & Beardsley.

     James J. Gerace has been our Vice President-Corporate Communications since the company’s launch in April 2000. From 1995 to 2000, he was Vice President-Public Relations at Bell Atlantic Mobile. From 1991 to 1995, he served as Director of Public Relations for NYNEX Mobile Communications. He began his wireless communications career with NYNEX Mobile Communications in 1986 as Manager of Employee Communications.

     Margaret P. Feldman has been our Vice President-Business Development since 2001. From 2000 to 2001, she was Staff Vice President-Tax. From 1997 to 2000, Ms. Feldman held a number of positions of increasing responsibility and authority with our predecessor companies, GTE and Contel Corporation. She began her career at Arthur Andersen & Co. in 1982 in Atlanta, Georgia.

     Michael T. Stefanski has been our Vice President and Controller since 2003. From 2000 to 2003, he was Staff Vice President-Strategic & Financial Planning. From 1998 to 2000, he was Director of Finance and from 1994 to 1998, he held various financial positions for Bell Atlantic Mobile’s Philadelphia Tri-State Region. From 1990 to 1994, Mr. Stefanski held a position in Internal Audit at Bell Atlantic Corporation.

     Verizon Wireless has adopted a code of ethics, as that term is defined in Item 406 of Regulation S-K, which applies to our Chief Executive Officer and our Chief Financial Officer, who is also our Chief Accounting Officer. A copy of this code may be found on our website at http://www.verizonwireless.com/b2c/aboutUs/index.jsp. We will post any amendments to, or any waiver granted to any executive officer under, this code on our website.

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

      Prior to the contribution of assets by Verizon Communications and Vodafone to us on April 3, 2000, each of the named executive officers was employed and compensated by one of our predecessor companies. Since April 3, 2000, all of our named executive officers have participated in our health and welfare benefit plans. Mr. Strigl participated in selected Verizon Communications and Verizon Wireless benefit plans through December 31, 2004. Effective as of January 1, 2005, Mr. Strigl began participating exclusively in Verizon Communications’ benefit plans. Mr. Halford continues to participate in Vodafone benefit plans.

Summary Compensation Table

      As further described below, the compensation structure for the named executive officers consists of:

  salary;
  short-term incentive paid in cash; and
  long-term incentive in the form of equity or equity-based compensation.

      Salary. Salaries listed in the summary compensation table represent each executive’s total salary for 2002, 2003 and 2004.

     Short-term incentives. Bonuses listed in the table below represent each executive’s incentive amount paid pursuant to our short-term incentive plan for 2002, 2003, and 2004. Award values under our short-term incentive plan are based on the achievement of predetermined revenue, operating cash flow and net subscriber addition goals and quality and strategic objectives. The short-term incentive bonus paid to Mr. Halford is based on the achievement of predetermined objectives pursuant to the Vodafone short-term incentive plan. This plan has two elements: a base award earned by the achievement of one-year performance targets and an enhancement award. The base award is delivered in the form of either cash or Vodafone shares. If it is delivered in shares, an enhancement award of 50% of the base shares is also made. The base shares are released after two years dependent upon continued employment. The enhancement award is released at the same time but is also dependent upon the achievement of a two-year performance target.

     Long-term incentives. Long-term compensation listed in the table below represents grants made to each named executive officer pursuant to our long-term incentive plan, other than for Mr. Strigl and Mr. Halford. Mr. Strigl’s long-term incentives are made pursuant to the Verizon Communications long-term incentive plan. Mr. Halford’s long-term incentives are made pursuant to the Vodafone Group Plc 1999 long-term incentive plan. On an ongoing basis, our human resources committee sets the number of long-term incentive awards granted to each of the named executive officers each year.

     The following summary compensation table sets forth information concerning total compensation earned or paid to our named executive officers during the fiscal years 2002, 2003 and 2004.

Summary Compensation Table
Fiscal Year 2004

	------Annual Compensation------				------Long-Term Compensation------
Named and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensastion ($)(1)	Restricted Stock Awards ($)(2)(3)	Options/Partnership VARs (4)	LTIP Payments ($)	All Other Comepnsation ($)(5)

Dennis F. Strigl	2004	$950,000	$1,862,000	$183,300	$3,769,100	211,900	--	$999,227
President and	2003	875,000	1,540,000	154,900	1,753,600	205,100	--	850,469
Chief Executive Officer	2002	800,000	1,200,000	135,600	--	251,000	--	704,579

Lowell C. McAdam	2004	$577,300	$829,000	--	--	420,863	--	$483,013
Executive Vice President and	2003	547,950	765,000	--	2,360,493	--	--	762,954
Chief Operating Officer	2002	524,100	600,000	--	--	400,000	--	417,852

Richard J. Lynch	2004	$412,000	$590,000	--	--	254,388	--	$285,297
Executive Vice President and	2003	395,550	442,000	--	1,175,716	--	--	236,434
Chief Technical Officer	2002	378,525	347,000	--	--	200,000	--	202,534

Andrew N. Halford	2004	$546,452	$792,674	$58,024	$310,641	226,808	--	$756,329
Vice President and Chief		215,989	--
Financial Officer (6)	2003	521,493	728,308	51,018	381,578	233,333	--	686,606
		143,992	--	--	--	--	--	--
	2002	593,249	227,239	46,087	362,105	294,444	--	486,193

Roger Gurnani	2004	$365,000	$420,000	--	--	133,093	--	$244,269
Vice President Information Systems	2003	345,950	387,000	--	883,550	--	--	60,835
and Chief Information Officer	2002	330,600	321,000	--	--	130,000	--	49,191

(1)	Mr. Strigl’s other annual compensation for 2002, 2003 and 2004 includes incremental costs for personal use of Verizon Communications’ aircraft in the amount of $83,493, $101,949 and $126,391 respectively. Mr. Halford’s other annual compensation reflects automobile allowances for 2002, 2003 and 2004 in the amount of $46,087, $51,018 and $58,024 respectively.
(2)	Mr. Strigl’s grant reflects the dollar value of the grant of performance-based restricted stock units based on the average price of Verizon Communications common stock on the grant date of February 4, 2004. These units vest in three years, subject to meeting certain performance measures. For Mr. Strigl, this value also reflects an additional grant of time-vested restricted stock units that also vest in three years. On each dividend payment date, additional restricted units are credited to the participant’s account. Such credited units are not reflected in this table. The number of restricted stock units is determined by dividing the dividend that would have been paid on the shares represented by the restricted stock units in the participant’s account by the average price of Verizon

Communications common stock on the dividend payment date. Messrs. Strigl, McAdam, Lynch and Gurnani hold a total of 105,659, 25,200, 10,400 and 10,000 restricted stock units, which had a dollar value of $4,280,229, $1,020,852, $421,304 and $405,100, respectively based upon the closing price of Verizon Communications common stock on December 31, 2004.
(3)	Messrs. McAdam, Lynch and Gurnani hold a total of 125,500, 70,000 and 45,000 restricted partnership units respectively, which had a dollar value of $2,193,740, $1,223,600 and $786,600 respectively, based upon the fair market value of a partnership unit on December 31, 2004. Mr. Halford’s 2002 grant reflects the dollar value of a one-time grant of restricted stock units based on the closing price of Vodafone common stock on the grant date of June 19, 2002. Mr.
Halford’s 2003 grant reflects the dollar value of a grant of restricted performance shares based on the closing price of Vodafone common stock on the grant date of July 9, 2003. In 2004, Mr. Halford received a grant of restricted performance shares and a grant of shares which both reflect the dollar value based on the closing price of Vodafone common stock on the grant date of July 5, 2004. Mr. Halford was granted a total of 135,617 restricted performance shares and 350 shares in Vodafone in 2004 with a dollar value of $367,774 and $949, respectively, based upon the closing price of Vodafone common stock on December 31, 2004. Each of the restricted performance shares grants vest in three years and are subject to meeting specified performance measures. The 2004 share grant vests in two years and is subject to continued employment.
(4)	Reflects non-qualified stock option grants made to Mr. Strigl in 2002, 2003 and 2004 to purchase Verizon Communications common stock, partnership value appreciation rights granted to Messrs. McAdam, Lynch and Gurnani under our long-term incentive plan in 2002 and 2004, and stock option grants Mr. Halford received in 2002, 2003 and 2004 under the Vodafone Group Plc. 1999 long-term incentive plan.
(5)	For fiscal year 2004, includes contributions by us to qualified plans for Messrs. Strigl, McAdam, Lynch and Gurnani in the amounts of $12,300, $18,300, $18,300 and $18,300, respectively; contributions by us to non-qualified plans for Mr. McAdam, Lynch and Gurnani in the amounts of $96,677, $55,217 and $46,829 respectively; contributions by us to the Verizon Wireless Retirement Plan for Mr. McAdam, Lynch and Gurnani in the amounts of $4,100, $4,100 and $4,100, respectively; and contributions by Verizon Communications to Mr. Strigl, McAdam, Lynch and Gurnani under the non-qualified income deferral plan in the amounts of $845,450, $363,936, $207,680, $175,040. For 2004, the value of Mr. Strigl’s premium and related tax reimbursement paid by Verizon Communications for life insurance benefits was $141,477. Also included, for Mr. Halford, company contributions in the form of shares of Vodafone under the Vodafone Group share incentive plan with a value of $2,880; a contribution by Vodafone to the Vodafone Group pension scheme and Vodafone group funded unapproved retirement benefit scheme of $97,195 and $226,408 respectively; and relocation expenses and overseas allowances of $429,846.
(6)	Mr. Halford became our chief financial officer as of April 1, 2002 pursuant to an international assignment agreement with Vodafone. He is paid in UK pounds sterling. All amounts shown are in U.S. dollars at an exchange rate of £ = 1.9199 the reference exchange rate for December 31, 2004. Mr. Halford’s salary includes a premium of $215,989 for his additional responsibilities in the United States. Mr. Halford’s bonus reflects the value of his 2004 base award and enhancement award. Effective as of January 1, 2005, John Townsend became our Chief Financial Officer. In recognition of Mr. Halford’s completion of service with Verizon Wireless he received a bonus payment of $556,771 in the first quarter of 2005.

Year 2004 Grants of Stock Options and Partnership Value Appreciation Rights

     The following tables describe grants of stock options or partnership value appreciation rights to each of our named executive officers for the year ending December 31, 2004.

Verizon Communications Stock Options

     Options to purchase Verizon Communications common stock were granted in 2004 pursuant to the Verizon Communications long-term incentive plan.

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date	Grant Date Present Value

Dennis F. Strigl (1)	211,900 (2)	1.3%	$36.7500	2/3/2014	$1,900,700(3)

(1)	No partnership value appreciation rights have been granted to Mr. Strigl.
(2)	One-third of the options are exercisable on February 4, 2005; two-thirds are exercisable on February 4, 2006; and the balance is exercisable on February 4, 2007.
(3)	The estimated hypothetical value is based upon the Black-Scholes valuation method using the following assumptions: potential option term, 10 years; risk free rate of return, 4.27%; expected volatility, 34.58%; expected dividend yield, 4.39%; potential expected time to exercise, 10 years; and premium for reload and deferral features.

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

Partnership Value Appreciation Rights

     Partnership value appreciation rights were granted in 2004 pursuant to our long-term incentive plan.

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%	10%
Lowell C. McAdam (1)	420,863	0.86%	$13.89	3/31/2014	$3,676,384	$9,316,679
Richard J. Lynch (1)	254,388	0.52%	13.89	3/31/2014	2,222,167	5,631,408
Roger Gurnani (1)	133,093	0.27%	13.89	3/31/2014	1,162,613	2,946,291
_____
(1)	On March 31, 2004, Messrs. McAdam, Lynch and Gurnani received grants under our long-term incentive plan. These grants vest at the same time in full on March 31, 2007.

     The potential realizable value is calculated based on the term of the partnership value appreciation right. It is calculated using the fair market value of the value appreciation right on the date of grant, which represents the value of the firm as of March 31, 2004, and appreciates at projected annual rates compounded annually for the entire term of the value appreciation right and that the right is exercised and sold on the last day of its term for the appreciated stock price. These numbers are calculated based on the requirements of the SEC and do not reflect our estimate of future stock price growth.

Vodafone Group Plc Stock Options

     Options to purchase Vodafone common stock were granted in 2004 pursuant to the Vodafone Group Plc 1999 long-term incentive plan.

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%	10%
Andrew N. Halford (1)	226,808	0.41%	1.190	7/5/2014	$325,929	$825,967
_____
(1)	On July 5, 2004, Mr. Halford received a grant under Vodafone’s long-term stock incentive plan. This option is subject to performance conditions that are aimed to link the exercise of the option to improvements in the financial performance of Vodafone.

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

Aggregate Exercise in Year 2004 and Year-End Values of Options and Value Appreciation Rights

     The following table provides information for the named executive officers regarding exercises of Verizon Communications options, partnership value appreciation rights and Vodafone options in 2004. Additionally, the table provides the value of unexercised options and value appreciation rights which have been based on the fair market value of the shares of common stock of Verizon Communications and Vodafone and on the value of the partnership appreciation rights on December 31, 2004, less the applicable exercise price.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/VARs as of 12/31/04 (#)		Value of Unexercised In-The-Money Options/ VARs as of 12/31/04 ($)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Dennis F. Strigl (1)	—	—	1,263,670	432,302	$172,500	$1,066,100
Lowell C. McAdam (2)	—	—	573,861	820,863	297,301	5,006,898
Richard J. Lynch (2)	—	—	316,408	454,388	150,316	2,661,253
Andrew N. Halford (3)	—	—	344,800	754,585	—	485,159
Roger Gurnani (2)	—	—	214,107	263,093	205,111	1,614,004
____

(1)	Represents Verizon Communications options.
(2)	Represents our partnership value appreciation rights.
(3)	Represents Vodafone options.

Retirement and Other Plans

Verizon Communications Income Deferral Plan

     The Verizon Communications income deferral plan is a nonqualified, unfunded, supplemental retirement and deferred compensation plan under which an individual account is maintained for each participant. The plan allows the participants to defer voluntarily the receipt of up to 100% of their eligible compensation, and also provides retirement and other benefits to certain executives through credits made by Verizon Communications to the participant’s account under the plan. Eligible compensation consists of:

  a participant’s base salary in excess of the Internal Revenue Code limit on compensation for qualified retirement plans, which was $205,000 in 2004 and is $210,000 in 2005;
  all of the participant’s annual incentive award under the Verizon Communications short-term incentive plan; plus retention awards or other bonuses which the plan administrator determines are eligible for deferral.

     If a participant elects to defer income, Verizon Communications provides a matching contribution equal to the rate of match under the qualified savings plan for management employees. In most cases, that rate is 100% of the first 4% of eligible compensation deferred and 50% of the next 2% of eligible compensation deferred. In addition, until December 31, 2004, Verizon Communications automatically made retirement contributions to a participant’s account equal to 32% of the base salary, in excess of $205,000, and short-term incentive award components of the participant’s eligible compensation for the first 20 years of participation in the plan and, thereafter, equal to 7% of such eligible compensation.

     Verizon Communications maintains an individual account for each participant in the income deferral plan. For 2004, Verizon Communications’ matching and retirement contributions to Mr. Strigl’s account were $845,450, with aggregate company matching and retirement contributions in the amount of $4,448,952. Effective as of January 1, 2004, Messrs. McAdam, Lynch and Gurnani became participants in the Verizon Communications income deferral plan for the 2004 plan year. Messrs. McAdam and Lynch and Gurnani were not permitted to defer any income under the plan; however, they received retirement contributions as described above. For 2004, Verizon Communications’ retirement contributions to Messrs. McAdam’s, Lynch’s and Gurnani’s accounts were $363,936, $207,680 and $175,040, respectively.

     The Verizon Communications’ human resources committee eliminated the Verizon Communications income deferral plan and froze the accrual of future benefits under the plan, including the 32% retirement contribution credit on eligible compensation, as of the close of business on December 31, 2004. As a result Messrs. McAdam, Lynch and Gurnani will no longer receive retirement contributions under the Verizon Communications income deferral plan. Beginning January 1, 2005, Mr. Strigl is eligible to receive retirement pay credits equal to 4% to 7% (depending on age and service) on all eligible compensation that exceeds the Internal Revenue Code limit on compensation for qualified retirement plans. This action reduces future guaranteed pension credits received by Mr. Strigl from 32% to a range of 4% to 7%.

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

Verizon Wireless Executive Savings Plan

     Messrs. McAdam, Lynch and Gurnani participate in the Verizon Wireless executive savings plan (formerly, the Bell Atlantic Mobile Executive Savings Plan). This plan is a nonqualified, unfunded, supplemental retirement and deferred compensation plan. The plan allows participants to defer voluntarily a portion of their compensation. Participants are allowed to defer:

  all or a portion of a participant’s base salary in excess of the Internal Revenue Code limit on compensation for qualified retirement plans, which was $205,000 in 2004; plus all or a portion of the participant’s annual incentive award under our short-term incentive plan.

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

     The portion of Messrs. McAdam’s, Lynch’s and Gurnani’s accounts contributed by us as of December 31, 2004 was $96,677, $55,217 and $46,829, respectively.

     Effective as of January 1, 2005, the Verizon Wireless executive savings plan will be amended to freeze the accrual of benefits under the plan. Participants in the executive savings plan will not accrue any additional benefits other than market-based investment earnings or losses on their individual accounts. Participants will retain the ability to invest their frozen accounts in the investment options available under the executive savings plan. However, they will not be able to defer any new compensation under the terms of the executive savings plan.

Verizon Wireless Executive Deferral Plan

     Effective as of January 1, 2005, the Verizon Wireless executive deferral plan was adopted in order to comply with Section 885 of the American Jobs Creation Act of 2004 and Section 409A of the Internal Revenue Code of 1986. Messrs. McAdam, Lynch and Gurnani are eligible to participate in the Verizon Wireless executive deferral plan. This plan is a nonqualified, unfunded, supplemental retirement and deferred compensation plan. The plan allows participants to defer voluntarily a portion of their compensation. Participants are allowed to defer:

  all or a portion of a participant’s base salary in excess of the Internal Revenue Code limit on compensation for qualified retirement plans, which is $210,000 in 2005; plus all or a portion of the participant’s annual incentive award under our short-term incentive plan.

     If a participant defers a portion of his or her eligible compensation under the plan, we will provide a matching contribution generally equal to 100% of the first 6% of the participant’s compensation deferred under the plan. Amounts deferred under the plan are invested in a fixed-income fund or a partnership unit equity fund at the discretion of the participant, who is entitled to switch between funds on a daily basis.

Bell Atlantic NYNEX Mobile Executive Transition and Retention Retirement Plan

     Mr. Lynch participated in the Bell Atlantic NYNEX Mobile executive transition and retention retirement plan. This plan is a non-qualified, unfunded supplemental retirement plan under which an individual account is maintained for each participant. Participants’ accounts are fully vested at all times. Mr. Lynch’s active participation in the plan ended on January 1, 2004. He will continue to receive interest on his account balance at a rate equal to 8% annually. Amounts are payable upon separation from service with us or any affiliated company, including amounts representing a full year of service even if the separation is effected before the end of that year. As of December 31, 2004, Mr. Lynch’s account balance was $1,401,365.

Verizon Management Pension Plan

     The Verizon Communications’ management pension plan is a noncontributory, tax-qualified pension plan for salaried employees that provides for distribution of benefits in a lump sum or an annuity, at the participant’s election. All participant pension benefits under this plan are calculated using a cash balance formula that provides for pay credits equal to 4% to 7% (depending on age and service) of annual eligible pay, up to the Internal Revenue Code limit on compensation for qualified retirement plans, for each year of service following the conversion to cash balance. Effective January 1, 2005, in connection with his change to a Verizon Communications service company payroll, Mr. Strigl began participating in the Verizon Communications’ management pension plan. Mr. Strigl’s prior service with Bell Atlantic Mobile and us is recognized for pension plan vesting and eligibility purposes only.

     In general, eligible pay includes base salary and short-term incentives, exclusive of certain senior manager or other incentive compensation, and other similar types of payments. Additionally, monthly interest credits are made to the participant’s account balance based upon the prevailing market yields on certain U.S. Treasury obligations. In order to record these pay and interest credits, the plan administrator maintains a hypothetical account balance for each participant. However, as part of the transition to a cash balance formula, all participants who had at least 10 years of service as of January 1, 2002 receive benefits under an alternative formula, referred to as the “highest average pay formula,” if that formula provides a higher benefit than the cash balance formula. Under this formula, pensions are computed until 2008 on 1.35% of eligible pay for average annual salary for the five highest consecutive years, up to the Internal Revenue Code limit on compensation for qualified retirement plans, for each year of service. In 2008, the Verizon Communications’ management pension plan will shift from this highest average pay formula to a “career average pay formula.” Under the career average pay formula, an employee’s pension is computed on 1.35%

of eligible pay for average annual salary over the remainder of the employee’s career up to the Internal Revenue Code limit on compensation for qualified retirement plans, for each year of service.

     The following table illustrates the estimated annual benefit payable pursuant to the highest average pay formula under the Verizon Communications’ management pension plan based on a maximum compensation limit of $205,000, which is the Internal Revenue Code limit on compensation for qualified retirement plans in 2004. The table assumes normal retirement at age 65 and is calculated on a single life annuity basis, based upon final average earnings and years of service:

Pension Plan Table

			Years of Service
Final Average Earnings	15	20	25	30	35	40

$205,000	$41,513	$55,350	$69,188	$83,025	$96,863	$110,700

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

Bell Atlantic Executive Management Retirement Income Plan

     Mr. Lynch participated in the Bell Atlantic executive management retirement income plan. This is a non-contributory, nonqualified excess pension plan that provides for distribution of benefits in a lump sum or an annuity, at the participant’s election. Mr. Lynch’s active participation in the plan ended on June 30, 1995. His accrued benefit of $4,174 expressed as a single life annuity payable immediately, reflects service and pay history while employed at Bell Atlantic prior to July 1, 1995.

Verizon Wireless Retirement Plan

     Messrs. McAdam, Lynch and Gurnani participate in the Verizon Wireless retirement plan. We provide a transitional contribution of 2% of eligible pay up to the Internal Revenue Code limit on compensation for qualified retirement plans, which was $205,000 in 2004, for all eligible employees who were actively employed as of January 1, 2001 and who are not continuing to participate in a pension plan sponsored by GTE or its successor. The transitional benefit is provided annually. The first contribution was made during the first quarter of 2002 for the 2001 plan year. The 2004 plan year contribution is the last contribution to be made to all participants. The portion of Messrs. McAdam’s, Lynch’s and Gurnani’s accounts contributed by us as of December 31, 2004 was $4,100, $4,100 and $4,100, respectively.

Vodafone Group Pension Schemes

     Mr. Halford participates in the Vodafone Group pension scheme. This is a defined benefit scheme restricted by the UK Inland Revenue earnings limits. Mr. Halford also participates in the Vodafone Group funded unapproved retirement benefit scheme which is a defined contribution scheme allowing contributions in excess of the UK Inland Revenue cap. The amounts contributed in 2004 by Vodafone to the Vodafone Group pension scheme and Vodafone Group funded unapproved retirement benefit scheme are $97,195 and $226,408, respectively.

     The following table shows the total estimated annual pension benefits payable to Mr. Halford under the Vodafone Group pension scheme upon retirement at age 60, the normal retirement age at Vodafone Group Plc. The “pensionable remuneration” covered by this plan is presently capped by the UK Inland Revenue at an annual maximum of $195,830. For purposes of this table, “pensionable remuneration” means base salary only. The amounts set forth below are not subject to any deduction for Social Security or any other offset.

		Years of Service
Pensionable Remuneration ($)	15	20	25 or more
125,000	$62,500	$83,333	$83,333
150,000	$75,000	$100,000	$100,000
195,830 or more	$97,915	$130,553	$130,553

     At December 31, 2004, the number of creditable years of service and pensionable remuneration for Mr. Halford was 6 years and $196,790, respectively. As of December 31, 2004, the accrued actuarial value of his benefit is $205,531.

2000 Verizon Wireless Long-Term Incentive Plan

     Messrs. McAdam, Lynch and Gurnani participate in the 2000 Verizon Wireless long-term incentive plan, pursuant to which they have been granted partnership value appreciation rights and restricted partnership units. The plan also provides for the following awards: incentive stock options within the meaning of Section 422 of the Internal Revenue Code, nonqualified stock options, deferred stock, dividend equivalents, performance awards, restricted stock awards, stock appreciation rights and other equity-based awards. While stock options and other equity-based awards have been authorized under the plan, the issuance of such securities is not currently contemplated by our partnership agreement and accordingly would require further authorization by our partners before issuance.

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

Vodafone Group Plc 1999 Long Term Stock Incentive Plan

     Mr. Halford currently participates in the Vodafone Group Plc 1999 long-term incentive plan. The plan is administered at the discretion of the Vodafone Group Plc remuneration committee. Option grants are normally made within six weeks following the announcement of Vodafone’s results on the London Stock Exchange for any financial period. Options granted under the plan are subject to performance conditions that are aimed to link the exercise of options to improvements in the financial performance of Vodafone.

     In 2002, 2003 and 2004, Mr. Halford received stock awards under the plan. Eligible employees are granted an award of Vodafone ordinary shares, which may be purchased, together with any dividends on such shares, by the employee at a predetermined price 3 to 10 years after if he or she remains employed by Vodafone through that date. Upon a change in control of Vodafone, the trustees of the plan will take whatever action they consider appropriate, including exercising their discretion to transfer any ordinary shares underlying an award

     In 2002, 2003 and 2004, Mr. Halford also received restricted performance share awards under the plan. Eligible employees are granted an award of Vodafone restricted performance shares. The 2002 and 2003 grants vest in three years, dependent upon Vodafone’s relative total shareholder return performance. The 2004 grant vests in three years, dependent upon Vodafone’s earnings per share growth. Restricted performance share awards made under the plan will only vest to the extent that the performance condition has been achieved at the end of the three-year performance period.

     In 2004, Mr. Halford also received a share award under the plan. The award vests in two years, subject to continued employment with Vodafone, and is not dependent on performance.

Vodafone Group Share Incentive Plan

     Mr. Halford participates in the Vodafone Group share incentive plan. Under this plan, eligible employees can contribute up to a maximum of $240 per month, to enable trustees of the plan to purchase shares of Vodafone stock on their behalf, with an equivalent number of shares being purchased for the employee by Vodafone. As of December 31, 2004, Mr. Halford has contributed $2,880 of base salary to the plan and the value of the shares contributed by Vodafone is $2,880.

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

     Lowell C. McAdam, Richard J. Lynch and Roger Gurnani. In April 2003, we entered into successor employment agreements with Messrs. McAdam, Lynch and Gurnani with base salaries of $554,200, $400,000 and $350,000, respectively. (Their base salaries as of April 1, 2005 will be $700,000, $455,000 and $420,000, respectively.) In addition, the agreements provide each of these individuals with the opportunity to earn an annual cash bonus in accordance with the terms of the partnership’s short-term incentive plan and to receive equity-based awards under the partnership’s long-term incentive plan.

     Each employment agreement has a two-year term effective April 3, 2003, but the term is automatically extended for a new two-year term at the expiration except as expressly modified by the parties in writing. Under the agreements, Messrs. McAdam, Lynch and Gurnani will be entitled to liquidated damages if we terminate their employment without cause or if the executive terminates such employment for good reason, as defined in the agreements. The liquidated damages amounts for Messrs. McAdam, Lynch, and Gurnani are:

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

     Andrew N. Halford. Mr. Halford is employed by the Vodafone Group and was seconded to us for a period of two years beginning on April 1, 2002. Mr. Halford’s secondment to Verizon Wireless was extended beginning on April 1, 2004 through September 30, 2005 pursuant to a successor international assignment agreement. Under the terms of this agreement, in 2004, Mr. Halford received an annual base salary of $546,452, an additional responsibility premium of $215,989 while on assignment in the United States, and an annual bonus in the amount of $792,674. Mr. Halford was also entitled to specified perquisites, including an automobile allowance of $58,024. Mr. Halford is paid in UK pounds sterling. All amounts above are in U.S. dollars at an exchange rate of £=$1.9199 the reference exchange rate for December 31, 2004. The arrangement requires each party to provide six months’ notice in order to terminate the agreement.

     Effective as of January 1, 2005, Mr. Halford ended his secondment to Verizon Wireless and returned to Vodafone as their Financial Director Designate. John Townsend was named as Mr. Halford’s successor. Mr. Townsend is employed by the Vodafone Group and was seconded to us for a period of two years beginning January 1, 2005 pursuant to a successor international assignment agreement.

Compensation Committee Interlocks and Insider Participation

     Our human resources committee, comprised of Lawrence T. Babbio, Jr. and Kenneth J. Hydon, performs functions equivalent to a compensation committee. Mr. Babbio and Mr. Hydon have not been employed by Verizon Wireless, nor have they been officers of Verizon Wireless, nor have they had any relationships that would require disclosure in “Certain Relationships and Related Party Transactions.” In addition, none of our executive officers currently serves, or in the past has served, on the board of directors or compensation committee (or committee performing equivalent functions) of any other company that has or had one or more executive officers serving on our board of representatives or human resources committee.

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

     To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power regarding all partnership interests. No named executive officer or representative holds greater than 1% of the outstanding shares of Verizon Communications Inc.

%
Partnership
Name and Address of Beneficial Owner	Interest
Verizon Communications Inc. (1)
1095 Ave of the Americas
New York, NY	55.0%
Vodafone Group Plc (2)
Vodafone House
The Connection
Newbury, Berkshire
RG14 2FN England	45.0%
Ivan G. Seidenberg	—
Arun Sarin	—
Lawrence T. Babbio, Jr	—
Doreen A. Toben	—
Kenneth J. Hydon	—
Gavin Darby	—
Julian Horn-Smith	—
Dennis F. Strigl	—
Lowell C. McAdam	—
Richard J. Lynch	—
Andrew N. Halford	—
Roger Gurnani	—
All officers and representatives as a group (12 persons) (3)	—
_____
(1)	Includes partnership interests held of record by the following subsidiaries of Verizon Communications: Bell Atlantic Cellular Holdings, L.P., NYNEX PCS Inc., PCSCO Partnership, GTE Wireless Incorporated, GTE Consumer Services Incorporated and GTE Wireless of Ohio Incorporated.
(2)	Includes partnership interests held of record by the following subsidiaries of Vodafone: PCS Nucleus, L.P. and JV Partnerco, LLC.
(3)	Effective January 1, 2005, Mr. Halford ended his secondment to Verizon Wireless as Chief Financial Officer, and John Townsend, employed by the Vodafone Group, was named as his successor.

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

     In addition, Vodafone has the right to appoint one of our significant officers so long as it holds at least 20% of our partnership interests. Mr. Townsend, our Vice President and Chief Financial Officer, was selected by Vodafone.

   Distributions

     The partnership agreement requires that we make certain distributions to our partners related to taxes. We are also required, subject to compliance with financial tests, including a 2.5 to 1 leverage ratio and 5 to 1 interest coverage ratio (unless less restrictive ratios are selected by officers of our company), to pay additional distributions to our partners in an amount equal to 70% of our pre-tax net income from continuing operations plus amortization expense related to the amortization of intangible assets arising out of transactions contemplated by the alliance agreement, to the extent this amount exceeds the tax distribution. We made distributions of $691 million in February 2001, $862 million in August 2002, $1,225 million in February 2003, $1,148 million in August 2003, $1,441 million in February 2004, and $1,812 million in August 2004. Approximately $112 million of the distribution in February 2003 represented a supplemental distribution. We did not make scheduled distributions in August 2001 and February 2002 because the payments were limited by the 2.5 to 1 leverage ratio stipulated in the partnership agreement. We made a distribution of approximately $1,997 million to our partners in February 2005 for the six-month period ended December 31, 2004.

     This distribution policy applies until the earlier to occur of (1) April 3, 2005 or (2) the date when Vodafone and its included affiliates cease to own, directly or indirectly, at least 20% of all outstanding partnership interests.

     After the current distribution policy expires, we must continue tax distributions, and a new distribution policy is expected to be set that may provide for additional distributions above tax distributions. In making a decision on a new distribution policy, relevant factors, including our financial performance and capital requirements, will be taken into account.

     As an exception to the general allocation and distribution provisions in the partnership agreement, the partnership agreement provides that if we dispose of an asset with a built-in gain for tax purposes contributed at the first stage closing in April 2000 or that was contributed to the partnership in the second stage closing in July 2000, in accordance with applicable tax rules the taxable gain recognized on the disposition of such asset to the extent of the remaining original built-in gain in existence at the time of disposition will be specially allocated to the contributing partner. The partnership agreement also provides for a special distribution, and a special allocation of income, to the contributing partner in respect of such built-in gain. On February 26, 2004, the partners of the Partnership entered into an amendment to the partnership agreement clarifying the distribution requirements in connection with these provisions, deeming such clarification effective as of April 3, 2000.

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

   Vodafone’s Put Right

     Phase I option

     The agreement permitted Vodafone to require our company to repurchase from it and its included affiliates partnership interests at a price equal to their market value during a 61-day period opening on June 10th and closing on August 9 in 2003 and/or 2004. The aggregate amount that we were required to purchase upon exercise of this right could not exceed $10 billion. Vodafone did not exercise its put rights during the 61-day periods that ended August 9, 2003 and 2004.

     Phase II option

     The agreement permits Vodafone to require our company to repurchase from it and its included affiliates partnership interests at a price equal to their market value during a 61-day period opening on June 10th and closing on August 9th in 2005, 2006 and/or 2007 in exchange for the consideration described below. The aggregate amount that we are required to purchase upon exercise of this right may not exceed $20 billion. In addition, no single exercise of the right may be for an amount in excess of $10 billion. Verizon Communications has the right, exercisable at its sole discretion, to purchase all or a portion of this interest instead of us. However, even if Verizon Communications exercises this right, Vodafone has the option to require us to purchase up to $7.5 billion of this interest redeemable during a 61-day period opening on June 10th and closing on August 9th in 2005, 2006 and/or 2007 with cash or contributed debt.

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

     Verizon Communications’ obligations

     Under the agreement, Verizon Communications has the right to obligate itself or its designee, rather than us, to purchase some or all of the interests covered by the options described above. However, even if Verizon Communications exercises this right, Vodafone has the option to require us to purchase up to $7.5 billion of interests in connection with the phase II option in the form of assumed debt or other consideration, as described below under “—Consideration to be paid upon exercise of the option.” In addition, Verizon Communications is obligated to purchase interests that we fail to repurchase, but its liability for all these failures cannot exceed $10 billion for the phase II option.

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

     The license to use the “Verizon” and “Verizon Wireless” brand names will expire two-and-a-half years after the first day an alternate brand is adopted or Verizon Communications ceases to own any interest in the partnership. Verizon Communications may also terminate upon breach or insolvency or upon our failure to perform any material obligations under the license. In addition, pursuant to the alliance agreement between Verizon Communications and Vodafone, Verizon Communications may direct us, from time to time, to change our brand name and discontinue the use of any brand names that we are then using.

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

     In March 1999, Bell Atlantic Mobile formed a joint venture with Crown Castle to own and operate approximately 1,500 towers, representing substantially all the towers then owned by Bell Atlantic Mobile. In January 2000, GTE Wireless formed a joint venture with Crown Castle to own and operate approximately 2,300 towers, representing substantially all the towers then owned by GTE Wireless not including the towers purchased as part of the Ameritech properties acquisition. These joint ventures were controlled and managed by Crown Castle from their inception. In May 2003, Verizon Communications sold all of its interest in the GTE Wireless joint venture to Crown Castle in exchange for an additional interest in the Bell Atlantic Mobile venture. As part of this transaction, Verizon Communications redeemed a portion of its interest in the Bell Atlantic Mobile venture in exchange for a return of certain towers to us, reducing its minority interest in the joint venture to 37.245% . In November 2004, Crown Castle purchased Verizon Communications’ remaining 37.245% minority interest in the joint venture, which is now 100% owned by Crown Castle. The tower ventures lease antenna space on the towers to us at an average monthly rate of approximately $2,100 per tower, with annual increases of approximately 3% or the percentage increase in the consumer price index, whichever is lesser.

Financing Arrangements

     In connection with the alliance agreement, Verizon Communications and Vodafone contributed to us approximately $10 billion of debt, including $6 billion of intercompany obligations incurred by Verizon Communications subsidiaries and $4 billion from Vodafone.

     Existing intercompany loans and any additional intercompany loans that may be made to us to fund future debt financing requirements will be provided by Verizon Communications or its affiliates at interest rates and other terms that will be no less favorable than the interest rates and other terms that we would be able to obtain from third parties, including the public markets, without the benefit of a guaranty by Verizon Communications or any of its affiliates. As of December 31, 2004, the partnership had approximately $10.5 billion of outstanding indebtedness borrowed from affiliates of Verizon Communications at an annual weighted average interest rate of 6.0% . This includes a $350 million term note from an affiliate of Verizon Communications that bears a fixed interest rate of approximately 8.9% per year. This term note was made in connection with our acquisition of the wireless assets of Price Communications Wireless on August 15, 2002. It is guaranteed by Price Communications Wireless and matures on the earlier of February 15, 2007 or six months following the occurrence of certain specified events. See

“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Service.”

     On February 18, 2005, we signed an additional promissory note with a wholly-owned subsidiary of Verizon Communications that permits us to borrow, repay and reborrow from time to time up to a maximum principal amount of $6.5 billion with a maturity date of February 22, 2008. Amounts borrowed under the note bear interest at a rate per annum equal to one-month LIBOR plus 20 basis points for each interest period, with the interest rate being adjusted on the first business day of each month.

     We had agreements with an entity owned by Verizon Communications and Vodafone that operated overlapping properties in Chicago, Houston and Richmond that we were required to dispose of pursuant to FCC regulations and which has since been sold. Pursuant to the agreements, we provided transition services and products and employee services and licensed trademarks and copyrighted materials. As of December 31, 2004 and 2003 respectively, the entity has incurred charges and has an outstanding balance due of approximately $171 million and $160 million, including interest.

Other Services Provided to Verizon Communications

     Since our formation, we have provided tax services to Verizon Communications related to resolving tax disputes and controversies relating to periods prior to our formation. Tax services provided to Verizon Communications were immaterial for the twelve months ended December 31, 2004, 2003 and 2002.

     For the years ended December 31, 2004, 2003 and 2002, in the normal course of business, we recorded revenues related to transactions with Verizon Communications affiliated companies of approximately $71 million, $52 million and $20 million, respectively.

     In 2004, we entered into agreements with subsidiaries of Verizon Communications in Puerto Rico and the Dominican Republic to sell wireless devices and accessories to the subsidiaries for their retail sale to end-user subscribers in their respective countries. We recorded revenues of $17 million for the year ending December 31, 2004 under such agreements.

Other Services Provided by Verizon Communications

     Direct Telecommunication

     We incurred direct telecommunication and data processing charges of approximately $611 million, $515 million and $281 million for the years ended December 31, 2004, 2003 and 2002, respectively, for services provided by subsidiaries and affiliates of Verizon Communications including, but not limited to the following services: telephone, network interconnection, switching directory assistance, and long distance.

     Office Telecommunications

     We have agreements with subsidiaries and affiliates of Verizon Communications for the provision of office telephone services. We incurred charges of approximately $10 million, $11 million and $14 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     Pension Services

     We have agreements with subsidiaries and affiliates of Verizon Communications, primarily relating to former GTE entities, for the provision of pension services. We incurred charges of approximately $19 million, $16 million and $16 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     Billing Services

     We have an agreement with a subsidiary of Verizon Communications that allows our subscribers to consolidate their wireless and wireline services into one invoice. We have incurred charges of approximately $5 million and $3 million for the years ended December 31, 2004 and 2003, respectively.

     Roaming and Clearinghouse Services

     We incurred charges of approximately $62 million for the year ended December 31, 2001, for roaming settlement, fraud detection and call clearinghouse services provided by GTE Telecommunications Services Incorporated, a subsidiary of Verizon Communications. In February 2002, that subsidiary was sold to an unrelated third-party.

     We have entered into roaming agreements with subsidiaries of Verizon Communications to permit our subscribers to use their network in Puerto Rico and the Dominican Republic, where we do not have licenses to provide services, and to permit their subscribers to roam on our network. Under the agreements, we paid approximately $12 million for the year ended December 31, 2004 and approximately $4 million and $1 million for the years ended December 31, 2003 and 2002, and received approximately $3 million, $2 million and $1million for the years ended 2004, 2003 and 2002, respectively.

     Leases

     We incurred charges of approximately $2 million, $1 million and $2 million for the years ended December 31, 2004, 2003 and 2002, respectively, for leases for company vehicles and buildings from subsidiaries of Verizon Communications.

     Sales and Distribution Services

     We incurred charges of approximately $25 million, $24 million and $18 million for the years ended December 31, 2004, 2003 and 2002, respectively, for commissions and other sales expenses related to the sale and distribution of our products and services by subsidiaries and affiliates of Verizon Communications.

     Lockbox Services

     We currently purchase lockbox services from Verizon Communications at market rates. For the years ended December 31, 2004, 2003 and 2002, in the normal course of business, we made lockbox payments of approximately $8 million, $11 million and $11 million, respectively.

     Insurance

     We currently purchase primary casualty insurance and other liability coverage from affiliates of Verizon Communications at market rates. For the years ended December 31, 2004, 2003 and 2002, in the normal course of business, we paid approximately $26 million, $20 million and $17 million, respectively.

     Warranty Repairs

     We incurred charges of approximately $2 million for the year ended December 31, 2002, for warranty repairs on cellular handsets provided by Verizon Logistics, a subsidiary of Verizon Communications. We no longer use Verizon Logistics for warranty repairs.

     Other Agreements

     In April 2002, Cellco Partnership sold all of its rights in eight A-block 10 MHz Wireless Communications Service licenses to an affiliate of Verizon Communications for a purchase price of approximately $5 million.

Other Services Provided by Vodafone

     Roaming Services

     In 2004 we entered into a roaming agreement with Vodafone Libertel N.V. to permit our subscribers to use its GSM network and the networks of its roaming partners where we do not have a license to provide service. We have paid approximately $2 million for the year ending December 31, 2004 under this agreement.

Item 14. Principal Accounting Fees and Services

     In May 2004, the Audit Committee reappointed Deloitte & Touche LLP as the independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2004, and to audit management’s assessment and the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this reappointment, the Audit Committee considered whether the audit and non-audit services Deloitte & Touche LLP provides are compatible with maintaining the independence of our outside auditors.

Pre-Approval Policy

     The Audit Committee has established policies and procedures regarding pre-approval of services provided by the independent auditor. At the beginning of the fiscal year, the Committee approves the engagement of the independent auditor to provide audit services based on fee estimates. The Committee also approves proposed audit-related services, tax services and other permissible services, based on specified project and service details, fee estimates, and aggregate fee limits for each service category. The Audit Committee receives a report periodically on the status of services provided or to be provided by the independent auditor and the related fees.

Fees and Services of Deloitte & Touche LLP

The following table summarizes fees billed to the Company by Deloitte & Touche LLP during 2004 and 2003:

	Year Ended December 31,

(dollars in millions)	2004	2003

Audit Fees (a)	$4.4	$3.0
Audit-Related Fees (b)	2.4	2.3
Tax Services (c)	0.2	0.1
Other Fees (d)	-	0.7

Total	$7.0	$6.1

(a)	Includes fees for our consolidated audit, SEC filings, Sarbanes-Oxley attestation, quarterly reviews and other accounting and SEC items.
(b)	Includes fees for contractually required partnership audits, employee benefit plan audits, Sarbanes-Oxley readiness and other agreed upon procedures.
(c)	Includes fees for federal and state tax research.
(d)	Includes fees for a network procurement project and other consulting services.

No services were provided that were approved pursuant to section (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV Item 15. Exhibits, Financial Statement Schedules

(4)	Exhibits

Exhibit Number

	3.3	Cellco Partnership Amended and Restated Partnership Agreement dated as of April 3, 2000 (incorporated by reference to Verizon Wireless Inc. Form S-1 (No.333-44394))
	3.3.1	Amendment and Joinder to Cellco Partnership Amended and Restated Partnership Agreement dated as of July 10, 2000 (incorporated by reference to Cellco’s Form S-4 (No. 333-92214))
	3.3.2	Amendment to Cellco Partnership Amended and Restated Partnership Agreement dated as of July 24, 2003 (incorporated by reference to Cellco’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 333- 92214))
	4.1	Indenture dated as of December 17, 2001 among Cellco Partnership and Verizon Wireless Capital LLC as Issuers and First Union National Bank as Trustee (incorporated by reference to Cellco’s Form S-4 (No. 333-92214))
	4.2	Form of global certificate representing the Floating Rate Notes due 2005 (incorporated by reference to Cellco’s Form 10-K for the calendar year ended December 31, 2003 (No.333-92214))
	4.3	Form of global certificate representing the 5.375% Notes due 2006 (incorporated by reference to Cellco’s Form S-4 (No. 333-92214))
	4.4	Promissory note between Cellco Partnership and Verizon Global Funding Corp. dated February 18, 2005
	10.1	U.S. Wireless Alliance Agreement dated September 21, 1999 (incorporated by reference to Bell Atlantic Corporation Form 10-Q for quarter ended September 30, 1999)
	10.2	Amendment to U.S. Wireless Alliance Agreement dated as of April 3, 2000 (incorporated by reference to Verizon Wireless Inc. Form S-1 (No.333-44394))
	10.3	Investment Agreement dated as of April 3, 2000 among Vodafone AirTouch Plc, Bell Atlantic Corporation and Cellco Partnership (incorporated by reference to Verizon Wireless Inc. Form S-1 (No.333-44394))
	10.4	Settlement Strategy Agreement dated as of September 21, 1999 by and between Vodafone AirTouch Plc and Bell Atlantic Corporation (incorporated by reference to Verizon Wireless Inc. Form S-1 (No.333- 44394))

	10.5	Amendment to Settlement Strategy Agreement dated as of April 3, 2000 (incorporated by reference to Verizon Wireless Inc. Form S-1 (No.333-44394))
	10.6	Form of Indemnity Agreement related to dispositions of conflicted systems (incorporated by reference to Verizon Wireless Inc. Form S-1 (No.333-44394))
	10.7	[Reserved]
	10.8	Bell Atlantic Stock Option Program (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))

10.9	Software Assignment and License Agreement dated as of April 3, 2000 between AirTouch Communications, Inc. and Cellco Partnership (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.10	Intellectual Property Assignment dated as of April 3, 2000 between AirTouch Communications, Inc. and Cellco Partnership (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.11	Patent License Agreement dated as of April 3, 2000 between AirTouch Communications, Inc. and Cellco Partnership (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333- 44394))
10.12	Transition Services Agreement dated as of April 3, 2000 between Vodafone AirTouch Plc and Cellco Partnership (incorporated by reference to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.13	Patent License Agreement dated as of April 3, 2000 between Bell Atlantic Cellular Holdings, L.P. and NYNEX PCS Inc. (collectively, ‘‘Licensors’’), and Cellco Partnership (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394)).
10.14	Trademark and Domain License Agreement dated as of April 3, 2000 between Licensors and Cellco Partnership (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333- 44394))
10.15	Trademark and Domain License Agreement dated as of April 3, 2000 between Licensors and Cellco Partnership (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333- 44394))
10.16	Trademark and Domain License Agreement dated as of April 3, 2000 between Licensors and Cellco Partnership (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333- 44394))
10.17	Trademark and Domain Name License Agreement dated as of April 3, 2000 between AirTouch Communications, Inc. and Cellco Partnership (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.18	Verizon Wireless Executive Savings Plan, as amended and restated, effective January 1, 2001 (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.19	Verizon Wireless Executive Deferral Plan (incorporated by reference to Cellco’s Form 8-K filed on December 6, 2004 (No.333-92214))
10.20	Bell Atlantic NYNEX Mobile Executive Transition and Retention Retirement Plan, as amended and restated, effective May 19, 2000 (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.21	Vodafone Americas, Inc. Deferred Compensation Plan (formerly AirTouch Communications Deferred Compensation Plan), as amended and restated, effective as of June 1, 1998 (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.22	Employment contract dated November 2, 2000 between Dennis Strigl and Verizon Wireless Inc. (incorporated by reference to Verizon Communications Inc. Exhibit 10f to Form 10-Q for the period ended September 30, 2000 (No. 001-08606))
10.23	International assignment agreement, effective as of April 1, 2002, between Andrew Halford and Vodafone Group Services Ltd. (incorporated by reference to Cellco’s Form 10-K for the calendar year ended December 31, 2002 (No.333-92214))
10.24	Extension of international assignment agreement between Andrew Halford and Vodafone Group Services Ltd., effective as of April 1, 2004 (incorporated by reference to Cellco’s Form 10-K for the calendar year ended December 31, 2003 (No.333-92214))
10.25	Employment agreement, effective as of April 3, 2000, between Lowell McAdam and Cellco Partnership (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.26	Employment agreement, effective as of April 3, 2000, between Richard Lynch and Cellco Partnership (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.27	Employment agreement, effective as of April 3, 2003, between Roger Gurnani and Cellco Partnership
10.28	International assignment agreement, effective as of January 1, 2005, between John Townsend and Vodafone Group Services Ltd.

10.29	Verizon Executive Deferral Plan, effective January 1, 2005
10.30	Verizon Management Pension Plan, effective as of January 1, 2002
10.31	Vodafone Group Pension Scheme Second Definitive Deed and Rules dated May 28, 1999 (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.32	Vodafone Group Share Incentive Plan dated February 15, 2002
10.33	Vodafone Group Profit Sharing Scheme Trust Deed dated September 29, 1992 (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.34	Vodafone Group Profit Sharing Scheme Supplemental Deed to the Trust Deed dated March 27, 1998 (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))

10.35	Rules of the Vodafone Group 1998 Executive Share Option Scheme (July 1998, Final Version) (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.36	The Rules of the Vodafone Group Plc Share Option Scheme, as approved on September 14, 1988 and amended from time to time (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.37	Second Definitive Agreement between Cellco Partnership and Lucent Technologies Inc. dated June 18, 2004 (incorporated by reference to Cellco’s Form 10-Q for the period ended September 30, 2004 (No.333-92214))[1]
10.38	2000 Verizon Wireless Long-Term Incentive Plan, as amended and restated, effective July 10, 2000 (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.39	Summary of the Verizon Wireless Financial Planning Program
10.40	Verizon Wireless Short-Term Incentive Plan
10.41	Verizon Excess Pension Plan, as amended, effective January 1, 2002
10.42	[Reserved]
10.43	[Reserved]
10.44	[Reserved]
10.45	Verizon Communications Inc. Verizon Income Deferral Plan, effective January 1, 2002 (incorporated by reference to Verizon Communications Inc. Form 10-Q for the period ended June 30, 2002 (No. 001- 08606))
10.46	Vodafone Group Plc 1999 Long Term Stock Incentive Plan (incorporated by reference to Vodafone Group Plc Annual Report on Form 20-F for the financial year ended March 31, 2001 (No. 001-10086))
10.47	Bell Atlantic Executive Management Retirement Income Plan (restated as of January 1, 1996) (incorporated by reference to Cellco’s Form 10-K for the calendar year ended December 31, 2002 (No.333- 92214))
10.48	Verizon Wireless Retirement Plan, as amended and restated, effective January 1, 2001 (incorporated by reference to Cellco’s Form 10-K for the calendar year ended December 31, 2002 (No.333-92214))
10.49	Verizon Enterprises Management Pension Plan, as amended and restated, effective January 1, 2002 (incorporated by reference to Cellco’s Form 10-K for the calendar year ended December 31, 2002 (No.333- 92214))
10.50	Verizon Communications Inc. Long-Term Incentive Plan (incorporated by reference to Verizon Communications Inc. 2001 Proxy Statement filed March 12, 2001 (No. 001-08606))
12	Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Company
24	Powers of Attorney
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____
1	Confidential materials appearing in this document have been omitted and filed separately with the Securities and Exchange Commission in accordance with the Securities Exchange Act of 1934, as amended, and Rule 24b-2 promulgated thereunder. Omitted information has been replaced with asterisks.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     We, the management of Cellco Partnership, are responsible for establishing and maintaining adequate internal control over financial reporting of the Partnership. Management has evaluated internal control over financial reporting of the Partnership using the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     Management has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2004. Based on this assessment, we believe that the internal control over financial reporting of the Partnership is effective as of December 31, 2004. In connection with this assessment, there were no material weaknesses in the Partnership’s internal control over financial reporting identified by management.

     The Partnership’s financial statements included in this annual report have been audited by Deloitte & Touche LLP, independent registered public accounting firm. Deloitte & Touche LLP has also issued an attestation report on management’s assessment of the Partnership’s internal control over financial reporting.

/s/ Dennis F. Strigl
    Dennis F. Strigl
    President and Chief Executive Officer

/s/ John Townsend
    John Townsend
    Vice President and Chief Financial Officer

/s/ Michael T. Stefanski
    Michael T. Stefanski
    Vice President and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Representatives and Partners of
Cellco Partnership d/b/a Verizon Wireless:

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Cellco Partnership d/b/a Verizon Wireless (the “Partnership”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

An entity’s internal control over financial reporting is a process designed by, or under the supervision of, the entity’s principal executive and principal financial officers, or persons performing similar functions, and effected by the entity’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Partnership maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Partnership and our report dated February 22, 2005 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
New York, New York
February 22, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Representatives and Partners of
Cellco Partnership d/b/a Verizon Wireless:

We have audited the accompanying consolidated balance sheets of Cellco Partnership d/b/a Verizon Wireless (the “Partnership”) as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Partnership’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, New York
February 22, 2005

CELLCO PARTNERSHIP
(d/b/a Verizon Wireless)
Consolidated Statements of Operations and
Comprehensive Income
(in Millions)

FOR THE YEARS ENDED DECEMBER 31,	2004	2003	2002

OPERATING REVENUE
Service revenue	$24,400	$20,336	$17,747
Equipment and other	3,262	2,153	1,726

Total operating revenue	27,662	22,489	19,473

OPERATING COSTS AND EXPENSES
Cost of service (excluding depreciation and
amortization related to network assets included below)	3,489	3,145	2,787
Cost of equipment	4,258	3,315	2,669
Selling, general and administrative	9,591	8,057	7,236
Depreciation and amortization	4,486	3,888	3,293

Total operating costs and expenses	21,824	18,405	15,985

Operating income	5,838	4,084	3,488
OTHER INCOME (EXPENSES)
Interest expense, net	(648)	(614)	(602)
Minority interests	(209)	(166)	(127)
Equity in income of unconsolidated entities	45	15	14
Other, net	(3)	-	4

Income before provision for income taxes	5,023	3,319	2,777
Provision for income taxes	(325)	(236)	(193)

NET INCOME	4,698	3,083	2,584

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on derivative financial instruments	3	(2)	-
Minimum pension liability adjustments	(3)	(35)	(3)

COMPREHENSIVE INCOME	$4,698	$3,046	$2,581

See Notes to Consolidated Financial Statements.

CELLCO PARTNERSHIP
(d/b/a Verizon Wireless)
Consolidated Balance Sheets
(in Millions)

AS OF DECEMBER 31,	2004	2003

ASSETS
Current assets
Cash	$171	$137
Receivables, net of allowances of $223 and $234	2,489	2,123
Unbilled revenue	333	310
Inventories, net	666	432
Prepaid expenses and other current assets	276	249

Total current assets	3,935	3,251

Property, plant and equipment, net	20,514	18,996
Wireless licenses, net	42,067	41,021
Other intangibles, net	613	1,079
Deferred charges and other assets, net	529	486

Total assets	$67,658	$64,833

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Short-term obligations, including current maturities	$1,535	$70
Due to affiliates, net	7,521	6,897
Accounts payable and accrued liabilities	3,713	3,058
Advance billings	830	676
Other current liabilities	162	158

Total current liabilities	13,761	10,859

Long-term debt	2,495	4,029
Due to affiliates	2,781	2,781
Deferred tax liabilities, net	4,215	4,159
Other non-current liabilities	423	501

Total liabilities	23,675	22,329

Minority interests in consolidated entities	1,575	1,541
Partner’s capital subject to redemption	20,000	20,000
Commitments and contingencies (see Notes 11 and 13)

Partners’ capital
Capital	22,450	21,005
Accumulated other comprehensive loss	(42)	(42)

Total partners’ capital	22,408	20,963

Total liabilities and partners’ capital	$67,658	$64,833

See Notes to Consolidated Financial Statements.

CELLCO PARTNERSHIP
(d/b/a Verizon Wireless)
Consolidated Statements of Cash Flows
(in Millions)

FOR THE YEARS ENDED DECEMBER 31,	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,698	$3,083	$2,584
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	4,486	3,888	3,293
Provision for uncollectible receivables, net of recoveries	227	325	442
Provision for deferred income taxes	41	94	59
Equity in income of unconsolidated entities	(45)	(15)	(14)
Minority interests	209	166	127
Net gain on sale of assets	(2)	(6)	(7)
Changes in certain assets and liabilities (net of the effects of purchased and disposed businesses):
Receivables and unbilled revenue, net	(597)	(413)	(369)
Inventories, net	(234)	(101)	285
Prepaid expenses and other current assets	30	115	122
Deferred charges and other assets	(45)	90	10
Accounts payable and accrued liabilities	654	163	(87)
Other current liabilities	177	147	83
Other operating activities, net	(65)	110	61

Net cash provided by operating activities	9,534	7,646	6,589

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,633)	(4,590)	(4,414)
Proceeds from sale of property, plant and equipment	22	-	11
Acquisitions of businesses and licenses, net of cash acquired	(996)	(925)	(774)
Wireless licenses (deposit) refund	(56)	-	1,740
Distributions from unconsolidated entities	14	16	11
Other investing activities, net	-	(1)	5

Net cash used in investing activities	(6,649)	(5,500)	(3,421)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments to) affiliates	627	418	(1,309)
Net change in short-term obligations	(78)	(82)	(436)
Issuance of long-term debt	-	1,525	-
Repayments of long-term debt, net	-	(1,500)	(584)
Distributions to partners	(3,253)	(2,373)	(862)
Distributions to minority investors, net	(147)	(121)	(51)

Net cash used in financing activities	(2,851)	(2,133)	(3,242)

Increase (decrease) in cash	34	13	(74)
Cash, beginning of year	137	124	198

Cash, end of year	$171	$137	$124

See Notes to Consolidated Financial Statements.

CELLCO PARTNERSHIP
(d/b/a Verizon Wireless)
Consolidated Statements of Changes in Partners’ Capital
(in Millions)

	Capital	Accumulated Other Comprehensive Loss	Total Partners’ Capital

Balance at January 1, 2002	$18,547	$(2)	$18,545

Net income	2,584	-	2,584
Distribution to partners, net	(837)	-	(837)
Minimum pension liability adjustment	-	(3)	(3)

Balance at December 31, 2002	20,294	(5)	20,289

Net income	3,083	-	3,083
Distribution to partners, net	(2,373)	-	(2,373)
Other	1	-	1
Unrealized Loss on derivative financial instruments	-	(2)	(2)
Minimum pension liability adjustment	-	(35)	(35)

Balance at December 31, 2003	21,005	(42)	20,963

Net income	4,698	-	4,698
Distributions to partners	(3,253)	-	(3,253)
Unrealized gain on derivative financial instruments	-	3	3
Minimum pension liability adjustment	-	(3)	(3)

Balance at December 31, 2004	$22,450	$(42)	$22,408

See Notes to Consolidated Financial Statements.

CELLCO PARTNERSHIP
(d/b/a Verizon Wireless)
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002

1.  Formation of Business and Summary of Significant Accounting Policies

Formation of Business

Cellco Partnership (the “Partnership”) is a general partnership formed by Bell Atlantic Corporation (“Bell Atlantic”) and NYNEX Corporation (“NYNEX”) and began conducting business operations on July 1, 1995 as Bell Atlantic Mobile (“BAM”). On August 14, 1997, Bell Atlantic and NYNEX merged into one company, Bell Atlantic. On June 30, 2000, Bell Atlantic and GTE Corporation (“GTE Corp”) completed a merger of equals under a definitive merger agreement entered into on July 27, 1998 (the “Merger”) and the newly merged entity changed its name to Verizon Communications Inc. (“Verizon”).

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

The Partnership is the second largest domestic carrier in terms of the number of customers and revenues. The Partnership offers wireless voice and data services across one of the most extensive wireless networks in the U.S.

Consolidated Financial Statements and Basis of Presentation

The consolidated financial statements of the Partnership include the accounts of its majority-owned subsidiaries and the partnerships in which the Partnership exercises control. Investments in businesses and partnerships in which the Partnership does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method of accounting. All significant intercompany balances and transactions between these entities have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for: allowances for uncollectible accounts receivable, unbilled revenue, fair values of financial instruments, depreciation and amortization, useful lives and impairment of assets, accrued expenses, inventory reserves, equity in income (loss) of unconsolidated entities, employee benefits, income taxes, contingencies and allocation of purchase prices in connection with business combinations. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary.

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

The Partnership’s revenue recognition policies are in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, ‘‘Revenue Recognition in Financial Statements,” SAB No. 104, “Revenue Recognition,” and EITF Issue No. 00-21.

Allowance for Doubtful Accounts

The Partnership maintains allowances for uncollectible accounts receivable for estimated losses resulting from the inability of customers to make required payments. Estimates are based on the aging of the accounts receivable balances and the historical write-off experience, net of recoveries.

Inventory

Inventory consists primarily of wireless equipment held for sale. Equipment held for sale is carried at the lower of cost (determined using a first-in, first-out method) or market. The Partnership maintains estimated inventory valuation reserves for obsolete and slow moving handset and data device inventory based on analysis of inventory agings and changes in technology.

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

Capitalized software of $458 million and $356 million and related accumulated amortization of $219 million and $188 million as of December 31, 2004 and 2003, respectively, have been included in deferred charges and other assets, net in the consolidated balance sheets.

Property, Plant and Equipment

Property, plant and equipment primarily represents costs incurred to construct and expand capacity and network coverage on Mobile Telephone Switching Offices and cell sites. The cost of property, plant and equipment is depreciated over its estimated useful life using the straight-line method of accounting. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease. Major improvements to existing plant and equipment are capitalized. Routine maintenance and repairs that do not extend the life of the plant and equipment are charged to expense as incurred.

Upon the sale or retirement of property, plant and equipment, the cost and related accumulated depreciation or amortization is eliminated from the accounts and any related gain or loss is reflected in the statement of operations and comprehensive income in selling, general and administrative expense.

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

Financial Instruments

The Partnership uses various financial instruments, including foreign exchange-forward contracts, to manage risk to the Partnership by generating cash flows that offset the cash flows of certain transactions in foreign currencies. Derivatives are measured at fair value and recognized as either assets or liabilities in the consolidated balance sheets. Changes in the fair values of derivative instruments not used as hedges are recognized in earnings immediately. Changes in the fair values of derivative instruments used effectively as hedges of changes in cash flows are recognized in other comprehensive income (loss) and are recognized in the consolidated statements of operations and comprehensive income as interest expense, net when the hedged item affects earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The Partnership’s derivative financial instruments are for purposes other than trading (see Note 7).

Long-Term Compensation

Effective January 1, 2003, the Partnership adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” prospectively as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and accounts for Value Appreciation Rights (“VARs”) and Restricted Partnership Units (“RPUs”) issued to employees accordingly. There was no material effect on the Partnership’s results of operations or financial position upon the adoption of the fair value recognition provisions of SFAS No. 123 as the Partnership was accounting for these awards using a fair value approach under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Partnership records a charge or benefit in the consolidated statements of operations and comprehensive income in selling, general and administrative expense each reporting period based on the change in the estimated fair value of the awards during the period (see Note 9).

Advertising Costs

The Partnership expenses advertising costs as incurred. Total advertising expense amounted to $1,059 million, $886 million and $829 million for the years ended December 31, 2004, 2003, and 2002, respectively.

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

Concentrations

To the extent the Partnership’s customer receivables become delinquent, collection activities commence. No single customer is large enough to present a significant financial risk to the Partnership. The Partnership maintains an allowance for doubtful accounts based on the expected collectibility of accounts receivable.

The Partnership relies on local and long-distance telephone companies, some of whom are related parties (see Note 12), and other companies to provide certain communication services. Although management believes alternative telecommunications facilities could be found in a timely manner, any disruption of these services could potentially have an adverse impact on operating results.

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

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting partners’ capital that, under generally accepted accounting principles, are excluded from net income. Other comprehensive income is comprised of net unrealized gains (losses) on derivative financial instruments (see Note 7) and adjustments to the minimum pension liability.

Segments

The Partnership has one reportable business segment and operates domestically only. The Partnership’s products and services are materially comprised of wireless telecommunications services.

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”. This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with a) employees, except for equity instruments held by employee share ownership plans, and b) nonemployees when acquiring goods or services. The Partnership will adopt the revised standard effective July 1, 2005. The Partnership is currently evaluating the provisions of this statement and does not expect the impact of the adoption of SFAS No. 123(R) to have a material effect on the Partnership’s consolidated financial statements as the Partnership is accounting for its liability awards (VARs and RPUs) using a fair value approach.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” This standard re-addresses the financial accounting and reporting of inventory costs by requiring that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. The Partnership will adopt the standard effective January 1, 2006. The Partnership does not expect the impact of the adoption of SFAS No. 151 to have a material effect on the Partnership’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29.” This standard eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets. A nonmonetary exchange shall be measured based on the recorded amount of the nonmonetary asset(s) relinquished, and not on the fair values of the exchanged assets, if a) the fair value is not determinable, b) the exchange transaction is to facilitate sales to customers, or c) the exchange transaction lacks commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Partnership will adopt the standard effective January 1, 2006. The Partnership does not expect the impact of the adoption of SFAS No. 153 to have a material effect on the Partnership’s consolidated financial statements.

2.  Wireless Licenses and Other Intangibles, Net

The Partnership adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. In conjunction with this adoption, the Partnership has reassessed the useful lives of previously recognized intangible assets. The Partnership’s principal intangible assets are licenses, including licenses associated with equity method investments, which provide the Partnership with the exclusive right to utilize certain radio frequency spectrum to provide wireless communication services. While licenses are issued for only a fixed time, generally 10 years, such licenses are subject to renewal by the Federal Communications Commission (“FCC”). Renewals of licenses have occurred routinely and at nominal cost. Moreover, the Partnership has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the Partnership’s wireless licenses. As a result, the wireless licenses have been treated as an indefinite life intangible asset under the provisions of SFAS No. 142 and have not been amortized but rather were tested for impairment. The Partnership will reevaluate the useful life determination for wireless licenses at least annually to determine whether events and circumstances continue to support an indefinite useful life.

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

In light of these considerations, on January 1, 2002 amounts previously classified as goodwill, approximately $7,958 million as of December 31, 2001, were reclassified into wireless licenses. Also, assembled workforce, previously included in other intangible assets, is no longer recognized separately from wireless licenses. Amounts for fiscal year 2001 have been reclassified to conform to the presentation adopted on January 1, 2002. In conjunction with this reclassification, and in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” the Partnership recognized a deferred tax liability of approximately $1,627 million related to the difference in the tax basis versus book basis of the wireless licenses. This reclassification, including the related impact on deferred taxes, had no impact on the results of operations of the Partnership. This reclassification and the methodology used to test wireless licenses for impairment under SFAS No. 142, as described in the next paragraph, had been reviewed with the staff of the SEC.

When testing the carrying value of the wireless licenses for impairment, the Partnership determined the fair value of the aggregated wireless licenses by subtracting from enterprise discounted cash flows (net of debt) the fair value of all of the other net tangible and intangible assets of the Partnership including previously unrecognized intangible assets. This approach is generally referred to as the residual method. In addition, the fair value of the aggregated wireless licenses is then subjected to a reasonableness analysis using public information of comparable wireless carriers. If the fair value of the aggregated wireless licenses as determined above had been less than the aggregated carrying amount of the licenses, an impairment would have been recognized. During 2004 and 2003, tests for impairment were performed with no impairment recognized.

On September 29, 2004, the SEC issued Staff Announcement No. D-108, “Use of the Residual Method to Value Acquired Assets other than Goodwill.” This Staff Announcement requires SEC registrants to adopt a direct value method of assigning value to intangible assets acquired in a business combination under SFAS No. 141, “Business Combinations,” effective for all business combinations completed after September 29, 2004. Further, all intangible assets valued under the residual method prior to this adoption are required to be tested for impairment using a direct value method no later than the beginning of 2005. Any impairment of intangible assets recognized upon application of a direct value method by entities previously applying the residual method should be reported as a cumulative effect of a change in accounting principle. Under this Staff Announcement, the reclassification of recorded balances from wireless licenses to goodwill prior to the adoption of this Staff Announcement is prohibited.

The Partnership has evaluated its wireless licenses for potential impairment using a direct value methodology effective January 1, 2005. The valuation and analyses prepared in connection with the adoption of a direct value method resulted in no adjustment to the carrying value of the Partnership’s wireless licenses, and accordingly, had no effect on its results of operations and financial position. Future tests for impairment will be performed at least annually and more often if events or circumstances warrant.

Other intangibles, net, which primarily represent acquired customer lists, have a finite useful life of four to eight years and are amortized on an accelerated basis.

The changes in the carrying amount of wireless licenses are as follows:

(Dollars in Millions)	Wireless Licenses, Net (a)	Wireless Licenses, Associated with Equity Method Investments (b)	Total

Balance, net, as of January 1, 2003	$40,150	$32	$40,182
Wireless licenses acquired	842	-	842
Other	29	-	29

Balance, net, as of December 31, 2003	41,021	32	41,053
Wireless licenses acquired	1,000	-	1,000
Other	46	(2)	44

Balance, net, as of December 31, 2004	$42,067	$30	$42,097

(a)	Interest costs of $48 and $32 were capitalized in wireless licenses during the years ended December 31, 2004 and 2003, respectively.
(b)	Included in deferred charges and other assets, net.

FCC Auctions

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

In January 2002, the Partnership and most other bidders filed a petition with the FCC to refund their deposits on the ground that the FCC could not timely deliver the licenses to them. Consequently, the FCC refunded 85% of the Partnership’s deposit in March 2002 and the remaining deposit, of approximately $1,740 million, in December 2002, after the Partnership dismissed its applications. The NextWave licenses were litigated until January 27, 2003 when the Supreme Court ordered the FCC to return the auction spectrum to NextWave.

Other intangibles, net consist of the following:

	December 31,
(Dollars in Millions)	2004	2003

Customer lists (4-7 yrs.)	$3,428	$3,425
Other (8 yrs.)	2	2

	3,430	3,427
Less: accumulated amortization (a)	2,817	2,348

Other intangibles, net	$613	$1,079

(a)	Based solely on amortizable intangible assets existing at December 31, 2004, the estimated amortization expense for the five succeeding fiscal years is as follows:
For the year ended 12/31/05	$464
For the year ended 12/31/06	$132
For the year ended 12/31/07	$12
For the year ended 12/31/08	$4
For the year ended 12/31/09	$-

3.  Business Combinations and Other Transactions

In July 2004, the Partnership won the spectrum license for the New York metropolitan area auctioned by NextWave Telecom Inc. The transaction closed in October 2004 and, under the terms of the purchase agreement, the Partnership paid $930 million for the license. The license covers a population of 20.1 million people for the New York, New York Basic Trading Area, and is being used to expand the Partnership’s network capacity to meet customers’ growing demand for voice and data services.

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

Other acquisitions in the years ended December 31, 2004, 2003 and 2002 consisted of various individually immaterial partnership interests and wireless licenses. All of the acquisitions of businesses included above were accounted for under the purchase method of accounting with results of operations included in the consolidated statements of operations from the date of acquisition. Had the acquisitions of businesses been consummated on January 1 of the year preceding the year of acquisition, the results of these acquired operations would not have had a significant impact on the Partnership’s consolidated results of operations for any of the periods presented.

The following table presents information about the Partnership’s acquisitions for the years ended December 31, 2004, 2003 and 2002:

(Dollars in Millions)	Acquisition Date	Purchase Price (a)	Wireless Licenses	Other Intangibles	Net Tangible Assets

2004
NextWave Telecom Inc (b)	Oct 2004	$930	$930	$-	$-
Various	Various	$101	$70	$3	$28

2003
Northcoast	May 2003	$762	$754	$-	$8
Various	Various	$177	$88	$1	$88

2002
Price	Aug 2002	$1,702	$1,610	$52	$40
Dobson	Feb 2002	$552	$505	$19	$28
Various	Various	$249	$234	$4	$11

(a)	Purchase price includes cash, assumption of debt, as well as the fair value of assets exchanged, as applicable.
(b)	The allocation of the purchase price is preliminary. However, the Partnership does not believe that future adjustments to the purchase price allocation will have a material effect on the Partnership’s financial position or results of operations.

Tower Transactions

In accordance with the Alliance Agreement, any tower financing transactions accounted for by Verizon as a financing were not contributed to the Partnership. The tower financings associated with BAM and GTEW resulted in the Partnership’s continuing involvement in joint ventures (“JVs”) with Crown Castle International Corporation (“Crown”), which were established through the contribution of communications towers in exchange for cash and equity interests in the JVs. The JVs are controlled and managed by Crown. The JVs were entitled to build and own the first 500 towers built for BAM’s network and the first 500 towers built for GTEW’s network after the date of each agreement; however, the parties agreed to end their obligations related to such towers in 2002. The Partnership leases back a portion of the towers pursuant to lease agreements. In May 2003 and November 2004, Crown purchased Verizon’s remaining minority interest in these JVs, which are now 100% owned by Crown. The Partnership paid $95 million, $88 million and $85 million to Crown related to payments under operating leases for the years ended December 31, 2004, 2003 and 2002, respectively.

Prior to the acquisition of the AirTouch Properties, Vodafone entered into agreements (“Sublease Agreements”) to sublease all of its unused space on its communications towers to American Tower Corporation (“ATC”) and SpectraSite Holdings, Inc. (“SpectraSite”) in exchange for $955 million. Vodafone also entered into exclusive three-year build-to-suit agreements with ATC and SpectraSite to produce new communications towers in strategic locations. The build-to-suit agreements were assumed by the Partnership upon the closing of the AirTouch Properties acquisition. Several of these transactions closed in phases throughout 2001. The parties agreed to terminate the build-to-suit agreement with SpectraSite in 2002. The build-to-suit agreement with ATC expired in January 2003. As of December 31, 2004, approximately 2,200 towers have been subleased, at the monthly rate of approximately two thousand dollars per tower. In accordance with the Alliance Agreement, all proceeds from the subleases were retained by or remitted to Vodafone. The Sublease Agreements require monthly maintenance fees for the existing physical space used by the Partnership’s wireless equipment. The terms of the Sublease Agreements differ for leased communication towers versus those owned by the Partnership and range from 20 to 99 years. The Partnership paid $56 million, $54 million and $53 million to ATC and SpectraSite pursuant to the Sublease Agreements for the years ended December 31, 2004, 2003 and 2002, respectively.

4.  Supplementary Financial Information

Supplementary Balance Sheet Information

	December 31,
(Dollars in Millions)	2004	2003

Receivables, Net:
Accounts receivable	$2,295	$2,079
Other receivables	417	278

	2,712	2,357
Less: allowance for doubtful accounts	223	234

Receivables, net	$2,489	$2,123

	December 31,
(Dollars in Millions)	2004	2003

Property, Plant and Equipment, Net:
Land and improvements	$118	$103
Buildings (8-40 yrs.)	4,888	4,414
Wireless plant equipment (3-15 yrs.)	27,936	24,759
Furniture, fixtures and equipment (5 yrs.)	2,775	2,508
Leasehold improvements (5 yrs.)	1,197	855

	36,914	32,639
Less: accumulated depreciation	16,400	13,643

Property, plant and equipment, net (a)(b)	$20,514	$18,996

(a)	Construction-in-progress included in certain of the classifications shown in property, plant and equipment, principally wireless plant equipment, amounted to $988 and $727 at December 31, 2004 and 2003, respectively.
(b)	Interest costs of $70 and $44 and network engineering costs of $212 and $197 were capitalized during the years ended December 31, 2004 and 2003, respectively.

	December 31,
(Dollars in Millions)	2004	2003

Accounts Payable and Accrued Liabilities:
Accounts payable	$1,796	$2,227
Accrued liabilities	1,917	831

Accounts payable and accrued liabilities	$3,713	$3,058

Supplementary Statements of Operations Information

	For the Years Ended December 31,
(Dollars in Millions)	2004	2003	2002

Depreciation and Amortization:
Depreciation of property, plant and equipment, net	$3,954	$3,281	$2,673
Amortization of other intangibles, net	469	517	551
Amortization of deferred charges and other assets, net	63	90	69

Total depreciation and amortization	$4,486	$3,888	$3,293

Interest Expense, Net:
Interest expense	$(779)	$(702)	$(703)
Interest income	13	12	24
Capitalized interest	118	76	77

Interest expense, net	$(648)	$(614)	$(602)

Supplementary Cash Flows Information

	For the Years Ended December 31,
(Dollars in Millions)	2004	2003	2002

Net cash paid (refunds received) for income taxes	$281	$152	$(46)
Interest paid, net of amounts capitalized	$640	$616	$618
Supplemental investing and financing non-cash transactions:
Net assets transferred from (to) affiliate	$-	$-	$26
Exchange of investment interests	$35	$-	$-
Debt and net liabilities assumed, less cash	$-	$14	$616
Minority interest (preferred return) issued	$-	$-	$1,113

5. Debt

	December 31,
(Dollars in Millions)	2004	2003

Short-term obligations consist of the following:
Floating rate notes	$1,525	$-
Capital lease obligations	9	68
Other	1	2

	1,535	70

Long-term debt consists of the following:
Fixed rate notes, net of discount	2,495	2,493
Floating rate notes	-	1,525
Capital lease obligations (see Note 11)	-	11

	2,495	4,029

Total debt	$4,030	$4,099

Fixed and Floating Rate Notes

In December 2001, the Partnership and Verizon Wireless Capital LLC, a wholly owned subsidiary of the Partnership, co-issued a private placement of $1.5 billion floating rate notes, originally maturing in December 2003, and $2.5 billion fixed rate notes, maturing in December 2006. The net cash proceeds were used to reduce outstanding amounts of the Partnership’s credit facility. Verizon Wireless Capital LLC, a Delaware limited liability company, was formed for the sole purpose of facilitating the offering of the notes and additional debt securities of the Partnership. Other than acting as co-issuer of the Partnership indebtedness, Verizon Wireless Capital LLC has no material assets, operations or revenues. The Partnership is joint and severally liable with Verizon Wireless Capital LLC for the notes.

On July 10, 2002, the Partnership filed a registration statement on Form S-4 to exchange the privately placed notes for a new issue of notes with identical terms registered under the Securities Act of 1933. The registration statement was declared effective and the exchange offer commenced on October 11, 2002. The exchange offer expired and closed on November 12, 2002.

On November 17, 2003, the Partnership and Verizon Wireless Capital LLC co-issued another private placement of $1.5 billion floating rate notes. The net proceeds from the sale of the notes were used to repay the original $1.5 billion floating rate notes that matured in December 2003 and a $24 million credit facility. The new floating rate notes mature in May 2005 and bear interest at a rate equal to three-month LIBOR plus 0.07% (2.42% at December 31, 2004) due quarterly in arrears. The Partnership expects to refinance this debt when it matures through intercompany borrowings. The $2.5 billion, net of an original $12 million discount, fixed rate notes bear interest at a rate of 5.375% due semi-annually on each June 15 and December 15. The discount is amortized using the effective interest method. Net capitalized debt issuance costs, included in deferred charges and other assets, net in the 2004 and 2003 consolidated balance sheets, amounted to $4 million and $6 million, respectively, and are amortized in the consolidated statements of operations and comprehensive income using the straight-line method.

Both the floating and fixed rate notes are unsecured and unsubordinated obligations. The Partnership may not redeem the floating rate notes at any time prior to maturity; however, the fixed rate notes can be redeemed at any time at a purchase price equal to 100% of the principal amount plus the following: i) accrued interest, ii) unpaid interest on the principal amount being redeemed to the redemption date, and iii) an additional premium. These notes are non-recourse against any existing or future partners of the Partnership and contain customary events of default and customary non-financial covenants. The Partnership was in compliance with all covenants at December 31, 2004.

6.  Due from/to Affiliates

	December 31,
(Dollars in Millions)	2004	2003

Short-term portion consists of the following:
Receivable from affiliates	$(167)	$(164)
Demand notes due to affiliate	7,688	7,061

	7,521	6,897
Long-term portion consists of the following:
Term notes payable to affiliates	2,781	2,781

Total due to affiliates	$10,302	$9,678

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

Demand note borrowings from VGF will fluctuate based upon the Partnership’s working capital and other funding requirements. Interest on the demand note borrowings is generally based on a blended interest rate calculated by VGF using fixed rates and variable rates applicable to borrowings by VGF to fund the Partnership and other entities affiliated with Verizon. The year-to-date weighted average interest rates for all demand note borrowings from VGF were 5.9% and 5.0% for the years ended December 31, 2004 and 2003, respectively.

Term Notes Payable to Affiliates

At December 31, 2004, approximately $2,431 million of term note borrowings from Verizon’s subsidiaries and affiliates are due in 2009. The Partnership must make quarterly prepayments to the extent that its former Ameritech markets generate excess cash flow, as defined in the term notes. Management does not anticipate such excess cash flow within fiscal 2005; hence the entire amount is classified as long term. Interest on the term note borrowings ranged from 5.6% to 6.8% and 4.6% to 6.5% in 2004 and 2003, respectively. The term notes contain limited, customary non-financial covenants and events of default. The Partnership was in compliance with all covenants and restrictions at December 31, 2004.

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

7. Financial Instruments

Fair Value

The carrying amounts and fair values of the Partnership’s financial instruments as of December 31 consist of the following:

	December 31,
	2004		2003

(Dollars in Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Demand and term notes due to affiliates	$10,469	$10,469	$9,842	$9,482
Fixed rate notes	$2,495	$2,587	$2,493	$2,666
Floating rate notes	$1,525	$1,523	$1,525	$1,512
Foreign exchange-forward contracts	$1	$1	$18	$18
Partner’s capital subject to redemption	$20,000	$20,000	$20,000	$20,000

The Partnership’s trade receivables and payables, and debt maturing within one year are short term in nature. Accordingly, these instruments’ carrying value approximates fair value. The fair values of foreign exchange-forward contracts are determined using quoted market prices. A discounted future cash flows method is used to determine the fair value of the fixed and floating rate notes.

Derivatives

The Partnership maintains foreign exchange-forward contracts to hedge foreign currency transactions; specifically Japanese Yen denominated capital lease obligations. The Partnership had approximately $7 million and $76 million of foreign exchange contracts outstanding relating to foreign currency denominated capital lease obligations at December 31, 2004 and 2003, respectively. The contracts are designated as cash flow hedges and currently expire at various dates through April 2005. The foreign exchange-forward contracts generally require the Partnership to exchange U.S. dollars for Yen at maturity of the Japanese Yen denominated obligations, at rates agreed to at inception of the contracts.

The Partnership could be at risk for any currency related fluctuations if the counterparties do not contractually comply. Should the counterparties not comply, the ultimate impact, if any, will be a function of the difference in the cost of acquiring Yen at the time of delivery versus the contractually agreed upon price.

The Partnership has adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its correcting amendments under SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” The ongoing effect of adoption on the Partnership’s consolidated financial statements will be determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period. For derivatives not designated as hedges, the Partnership recorded an immaterial gain for the year ended December 31, 2002, which was included in other, net in the consolidated statements of operations. The impact to other comprehensive income (loss) for derivatives designated as cash flow-type hedges was a $3 million gain and $2 million loss, respectively, for the years ended December 31, 2004 and 2003. The impact on other comprehensive income (loss) for 2002 was immaterial.

8.  Employee Benefit Plans

Employee Savings and Profit Sharing Retirement Plans

The Partnership maintains the Verizon Wireless Savings and Retirement Plan (the “VZW Plan”) for the benefit of its employees. Effective January 1, 2001, employees of the Partnership are eligible to participate as soon as practicable following their commencement of employment.

Beginning in 2002, under the employee savings component of the VZW Plan, employees may contribute, subject to IRS limitations, up to a total of 25% of eligible compensation, on a before-tax or after-tax basis, or as a combination of before-tax and after-tax contributions, under Section 401(k) of the Internal Revenue Code of 1986, as amended. In 2004, employees were able to contribute up to a total of 25% of eligible compensation. Up to the first 6% of an employee’s eligible compensation contributed to the VZW Plan is matched 100% by the Partnership (75% in the case of former GTE employees who continue to participate in the GTE pension plan). The Partnership recognized approximately $98 million, $82 million and $71 million of expense related to matching contributions for the years ended December 31, 2004, 2003 and 2002, respectively.

Beginning in 2001, under the profit sharing component of the VZW Plan the Partnership may elect, at the sole discretion of the Human Resources Committee of the Board of Representatives (the “HRC”), to contribute an additional amount to the accounts of employees who have completed at least 12 months of service by December 1, 2001 in the form of a profit sharing contribution. The HRC declared profit sharing contributions of 3% of employees’ eligible compensation for 2004, 2003 and 2002, respectively. The Partnership recognized approximately $64 million, $54 million and $47 million of expense related to profit sharing contributions for 2004, 2003 and 2002, respectively.

9. Long-Term Incentive Plan

The 2000 Verizon Wireless Long-Term Incentive Plan (the “Plan”) provides compensation opportunities to eligible employees and other participating affiliates of the Partnership. The Plan provides rewards that are tied to the long-term performance of the Partnership. Under the Plan, VARs and RPUs are granted to eligible employees. The aggregate number of VARs and/or RPUs that may be issued under the Plan is approximately 343 million.

VARs reflect the change in the value of the Partnership, as defined in the plan, similar to stock options. Once VARs become vested, employees can exercise their VARs and receive a payment that is equal to the difference between the VAR price on the date of grant and the VAR price on the date of exercise, less applicable taxes. VARs are fully exercisable three years from the date of grant with a maximum term of 10 years. All VARs are granted at a price equal to the estimated fair value of the Partnership, as defined in the plan, at the date of the grant.

On July 24, 2003, the Verizon Wireless Board of Representatives approved a long-term incentive grant of RPUs to all eligible employees. RPUs are very similar to restricted stock in that at the time of vesting, each RPU will be worth the entire value of the unit. The RPUs will vest in full on December 31, 2005. The value of the RPUs is based on the estimated fair value of the Partnership. The final value of the grant will be adjusted based on the Partnership’s performance through December 31, 2005. Following the vest date, the RPUs will be automatically exercised and cashed out as soon as administratively practicable.

The Partnership employs standard valuation techniques to arrive at the fair value of the Partnership on a quarterly basis using publicly available information. These standard valuation techniques include both the income approach and the market approach. The income approach uses future net cash flows discounted at market rates of return to arrive at an indication of fair value. The market approach compares the financial condition and operating performance of the enterprise being appraised with that of publicly traded enterprises in the same or similar lines of business thought to be subject to corresponding business and economic risks, and environmental and political factors to arrive at an indication of fair value.

Compensation expense resulting from the Plan was $544 million, $97 million and $20 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Awards outstanding at December 31, 2004, 2003 and 2002 under the Plan are summarized as follows:

	RPUs (a)		VARs (a)	Weighted Average Exercise Price of VARs (a)	Vested VARs(a)

Outstanding, January 1, 2002	-		79,652,202	$21.17	1,129,602
Granted	-		53,980,943	9.10
Exercised	-		(63,101)	11.46
Cancelled	-		(6,652,385)	17.87

Outstanding, December 31, 2002	-		126,917,659	16.22	1,403,298
Granted	16,908,800	(b)	141,895	10.22
Exercised	-		(6,150)	8.92
Cancelled	(508,723)		(7,244,464)	14.63

Outstanding, December 31, 2003	16,400,077		119,808,940	16.31	26,345,600
Granted	10,633	(b)	48,999,422	13.89
Exercised	-		(2,143,783)	16.39
Cancelled	(1,288,317)		(6,003,261)	14.65

Outstanding, December 31, 2004	15,122,393		160,661,318	$15.63	66,939,006

(a)	The weighted average exercise price is presented in actual dollars; VARs and RPUs are presented in actual units.
(b)	The weighted average grant-date fair value of RPUs granted during 2004 and 2003 was $12.25 and $11.07, respectively.

The following table summarizes the status of the Partnership’s VARs as of December 31, 2004:

	VARs Outstanding			VARs Vested

Range of Exercise Prices	VARs	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	VARs	Weighted Average Exercise Price

$8.74 - $14.79	93,279,221	8.40	$11.38	1,092,996	$10.20
$14.80 - $22.19	43,224,393	6.76	16.75	41,688,306	16.75
$22.20 - $30.00	24,157,704	5.53	30.00	24,157,704	30.00

Total	160,661,318		$15.63	66,939,006	$21.43

10. Income Taxes

The provision for income taxes consists of the following:

	For the Years Ended December 31,
(Dollars in Millions)	2004	2003	2002

Current tax provision:
Federal	$216	$116	$108
State and local	68	26	26

	284	142	134

Deferred tax provision:
Federal	39	63	47
State and local	2	31	12

	41	94	59

Provision for income taxes	$325	$236	$193

A reconciliation of the income tax provision computed at the statutory tax rate to the Partnership’s effective tax rate is as follows:

	For the Years Ended December 31,
(Dollars in Millions)	2004	2003	2002

Income tax provision at the statutory rate	$1,758	$1,162	$972
State income taxes, net of U.S. federal benefit	52	53	30
Partnership income not subject to federal or state income taxes	(1,485)	(979)	(810)
Other, net	-	-	1

Provision for income tax	$325	$236	$193

Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. The significant components of the Partnership’s deferred tax assets and (liabilities) are as follows:

	December 31,
(Dollars in Millions)	2004	2003

Deferred tax assets:
Bad debt	$6	$9
Accrued expenses	29	10
Net operating loss carryover	46	58
Other	-	2

Total deferred tax assets	$81	$79

Deferred tax liabilities:
Property, plant and equipment	$(489)	$(424)
Intangible assets	(3,709)	(3,710)
Other	(63)	(85)

Total deferred tax liabilities	$(4,261)	$(4,219)

Net deferred tax asset-current	$35	$19
Net deferred tax liability-non-current	$(4,215)	$(4,159)

Net operating loss carryovers of $145 million expire at various dates principally from December 31, 2017 through December 31, 2020.

11. Leases

Operating Leases

The Partnership has entered into operating leases for facilities and equipment used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancellable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancellable lease term. For the years ended December 31, 2004, 2003 and 2002, the Partnership recognized rent expense related to payments under these operating leases of $510 million, $468 million and $406 million, respectively, in cost of service and $242 million, $255 million and $241 million, respectively, in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive income.

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

Future minimum payments under these and other capital lease obligations, a portion of which are payable in Japanese Yen, less imputed interest, and the aggregate future minimum rental commitments under noncancellable operating leases, excluding renewal options that are not reasonably assured for the periods are as follows:

(Dollars in Millions)	Operating Leases	Capital Leases

Years
2005	$687	$10
2006	579	-
2007	459	-
2008	363	-
2009	250	-
2010 and thereafter	699	-

Total minimum payments	$3,037	10

Less: imputed interest		(1)

Obligations under capital leases		9
Less: current capital lease obligations		(9)

Long-term capital lease obligations at December 31, 2004		$-

12. Other Transactions with Affiliates

In addition to transactions with affiliates in Note 6, other significant transactions with affiliates are summarized as follows:

	For the Years Ended December 31,
(Dollars in Millions)	2004	2003	2002

Revenue related to transactions with affiliated companies	$95	$52	$20
Cost of service (a)	$608	$516	$281
Certain general and administrative expenses (b)	$89	$83	$81
Interest expense, net	$596	$513	$499

(a)	Affiliate cost of service primarily represents cost of long distance, direct telecommunication and roaming charges from transactions with affiliates.
(b)	Affiliate general and administrative expenses were the result of direct billings.

Under the terms of the partnership agreement between Verizon and Vodafone, the Partnership is required to make annual distributions to its partners to pay taxes. Additionally, the Partnership is required, subject to compliance with specified financial tests, to pay distributions to the partners based upon a calculation specified in the partnership agreement.

Based on the financial tests performed, the Partnership made distributions to its partners for the following periods:

(Dollars in Millions)
Period Paid	Distribution Measurement Period	Distribution Amount (b)

August 2004	January through June 30, 2004	$1,812
February 2004	July through December 31, 2003	$1,441

August 2003	January through June 30, 2003	$1,148
February 2003	July through December 31, 2002	$1,225	(a)

August 2002	January through June 30, 2002	$862

(a)	Payment includes supplemental distribution of $112 million to the partners with respects to the period from April 2000 to June 30, 2002.
(b)	The Partnership paid $1,997 in February 2005 for the distribution measurement period July through December 31, 2004.

In December 2002, a 57.13% partnership interest in Pennsylvania RSA6 (B1), valued at approximately $24 million, was contributed to the Partnership from Verizon.

On October 14, 2003, the Partnership received, on behalf of its partners, a final purchase payment in respect of the disposition of the Chicago market that had previously been beneficially owned jointly by Verizon and Vodafone. The receipt of this payment triggered an obligation of Verizon and Vodafone pursuant to Section 7.6 of the Alliance Agreement, as amended, to calculate certain payments received and expenses paid by Verizon, Vodafone and each of their respective affiliates in connection with overlap market dispositions, together with certain adjustments. Also pursuant to this provision, upon completion of this calculation, either Verizon or Vodafone is required to make a payment to the Partnership under certain circumstances. Verizon and Vodafone have not yet finalized this calculation. However, the Partnership expects that, once finalized, the calculation will result in a payment by Verizon to the Partnership. The Partnership expects to use such payment immediately to reduce the debt it owes to Verizon. This payment will not alter the percentage interests of any of our partners in the Partnership, and it is not expected to have a material impact on the overall financial position of the Partnership.

13. Commitments and Contingencies

Under the terms of an agreement entered into among the Partnership, Verizon and Vodafone on April 3, 2000, Vodafone may require the Partnership to purchase up to an aggregate of $20 billion of Vodafone’s interest in the Partnership, at its then fair market value. Up to $10 billion was redeemable during the 61-day period that opened on June 10 and closed on August 9 in 2004. Vodafone did not exercise its redemption rights during that period. As a result, $20 billion, not to exceed $10 billion in any one year, remains redeemable during the 61-day periods opening on June 10 and closing on August 9 in 2005, 2006 and/or 2007. Verizon has the right, exercisable at its sole discretion, to purchase all or a portion of this interest instead of the Partnership. However, even if Verizon exercises this right, Vodafone has the option to require the Partnership to purchase up to $7.5 billion of this interest redeemable during the 61-day periods opening on June 10 and closing on August 9 in 2005, 2006 and/or 2007 with cash or contributed debt. Accordingly, $20 billion of partners’ capital has been classified as redeemable on the accompanying condensed consolidated balance sheets.

The Alliance Agreement contains a provision, subject to specified limitations, that requires Vodafone and Verizon to indemnify the Partnership for certain contingencies, excluding PrimeCo contingencies, arising prior to the formation of Verizon Wireless.

The Partnership is subject to lawsuits and other claims, including class actions and claims relating to product liability, patent infringement, intellectual property, antitrust, partnership disputes, and relations with resellers and agents. The Partnership is also defending lawsuits filed against the Partnership and other participants in the wireless industry alleging adverse health effects as a result of wireless phone usage. Various consumer class action lawsuits allege that the Partnership violated certain state consumer protection laws and other statutes and defrauded customers through misleading billing practices or statements. These matters may involve indemnification obligations by third parties and/or affiliated parties covering all or part of any potential damage awards against the Partnership and/or insurance coverage.

From time to time, the Partnership receives inquiries from state Attorneys General offices or other consumer-protection agencies seeking information about our advertising, consumer disclosures and/or billing practices. In March 2001, the Partnership and two other wireless carriers received a letter of inquiry on behalf of a multi-state group of Attorneys General, requesting information concerning the advertising and marketing of various products and services offered by the Partnership, as well as information concerning various billing practices. In July 2004, each of the wireless carriers entered into an Assurance of Voluntary Compliance concluding the inquiry with respect to 32 states. The Assurance requires each of the carriers to adopt certain advertising, sales and billing practices. The Partnership does not expect the settlement to have a material impact on the Partnership’s business practices, results of operations or financial condition.

All of the above matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate liability with respect to these matters as of December 31, 2004 cannot be ascertained. The potential effect, if any, on the consolidated financial statements of the Partnership, in the period in which these matters are resolved, may be material.

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

Proposed Acquisitions

On July 1, 2004, the Partnership signed an agreement with Qwest Wireless, L.L.C. to purchase Qwest Wireless' spectrum licenses and wireless network assets for $418 million, increasing its capacity in key existing markets and expanding its network into new markets. The agreement includes spectrum licenses in 62 markets in 14 western and mid-western states, covering a population of 30.8 million people. The transaction remains subject to FCC approval and is expected to close in the first quarter of 2005.

On November 4, 2004, the Partnership signed an agreement for its purchase of all of the stock of NextWave Telecom Inc., pursuant to which it will acquire 23 PCS licenses for $3 billion in cash. The Partnership expects to fund the purchase through cash flow from operations and borrowings from affiliates. The licenses cover a population of approximately 73 million and will provide spectrum capacity in key markets such as New York, Los Angeles, Boston, Washington D.C. and Detroit, and will expand the Partnership’s footprint into Tulsa, Oklahoma. The Department of Justice, the FCC and the Bankruptcy Court have all approved the transaction, which is expected to close in April 2005.

On December 22, 2004, the Partnership signed an agreement with Urban Comm-North Carolina, Inc. to purchase PCS spectrum in ten markets in eastern North Carolina for $68.5 million in cash. The licenses, which cover a population of approximately 3.9 million, provide both additional capacity for voice and data services as well as service expansion opportunities in certain of the license areas. The Department of Justice and the Bankruptcy Court have approved the transaction; however, it is subject to Urban Comm and the FCC reaching agreement settling certain pending matters, as well as approval of the transaction by the FCC. The transaction is expected to close in the second quarter of 2005.

14. Subsequent Events

On February 15, 2005, the FCC concluded an auction of 242 PCS licenses. The Partnership was the high bidder on 26 licenses, with bids totaling $364.9 million. The 26 licenses cover a population of approximately 20 million, including approximately 2.2 million in markets where the Partnership does not currently hold licenses. The licenses cover major markets, such as Charlotte, Cleveland, St. Louis and San Diego. In addition, Vista PCS, LLC (“Vista”) was high bidder on 37 licenses available only to entities qualifying as a “small business” under FCC rules. Vista is a joint venture owned 80% by the Partnership and 20% by Valley Communications, LLC, which controls it, although the Partnership will consolidate its results. Vista’s winning bids totaled $332.4 million. The 37 licenses cover a population of approximately 34.4 million, including approximately 2.2 million in markets where the Partnership does not currently hold licenses. The licenses cover major markets, such as Charlotte, Cincinnati, Houston, Norfolk, Pittsburgh and Seattle. The Partnership has committed funding to Vista, through capital contributions and loans, in the amount of $314 million towards the payment for the licenses.

On February 18, 2005, the Partnership signed an additional promissory note with a wholly-owned subsidiary of Verizon that permits the Partnership to borrow, repay and reborrow from time-to-time up to a maximum principal amount of $6.5 billion with a maturity date of February 22, 2008. Amounts borrowed under the note bear interest at a rate per annum equal to one-month LIBOR plus 20 basis points for each interest period, with the interest rate being adjusted on the first business day of each month.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Representatives and Partners of
Cellco Partnership d/b/a Verizon Wireless:

We have audited the consolidated financial statements of Cellco Partnership d/b/a Verizon Wireless (the “Partnership”) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, management’s assessment of the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2004, and the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated February 22, 2005; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Partnership listed in Item 15. This consolidated financial statement schedule is the responsibility of the Partnership’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
New York, New York
February 22, 2005

Schedule II - Valuation and Qualifying Accounts
Cellco Partnership (d/b/a Verizon Wireless)

(in millions)	Balance at beginning of the year	Additions charged to operations	Write-offs, net of recoveries	Balance at end of the year

Accounts Receivable Allowances:
2004	$234	$227	$(238)	$223
2003	$282	$325	$(373)	$234
2002	$324	$442	$(484)	$282

Inventory Allowances:
2004	$17	$44	$(2)	$59
2003	$16	$32	$(31)	$17
2002	$13	$68	$(65)	$16

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cellco Partnership

Date March 14, 2005	By: /s/ John Townsend

John Townsend
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

By: /s/ Dennis F. Strigl	Representative, President and	March 14, 2005
Chief Executive Officer
Dennis F. Strigl

Principal Financial and Accounting
Officer:
By: /s/ John Townsend	Vice President and	March 14, 2005
Chief Financial Officer
John Townsend

Signatures – Continued

*	Chairman of the Board of Representatives	March 14, 2005

(Ivan G. Seidenberg)

*	Representative	March 14, 2005

(Arun Sarin)

*	Representative	March 14, 2005

(Lawrence T. Babbio, Jr.)

*	Representative	March 14, 2005

(Doreen A. Toben)

*	Representative	March 14, 2005

(Lowell C. McAdam)

*	Representative	March 14, 2005

(Julian Horn-Smith)

*	Representative	March 14, 2005

(Kenneth J. Hydon)

*	Representative	March 14, 2005

(Gavin Darby)

*By: /s/ Dennis F. Strigl

(Dennis F. Strigl)
Co-Attorney-in-Fact

*By: /s/ John Townsend

(John Townsend)
Co-Attorney-in-Fact