Form 10-Q
period 2005-03-31
CELLCO PARTNERSHIP
filed 2005-05-09
CIK 1175215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 333-92214

Cellco Partnership
(Exact name of registrant as specified in its charter)

Delaware (State of Organization)	22-3372889 (I.R.S. Employer Identification No.)

180 Washington Valley Road Bedminster, New Jersey (Address of principal executive offices)	07921 (Zip Code)

Registrant’s telephone number (908) 306-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes Ö   No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes__  No Ö_

Table of Contents

Item No.

Part I. Financial Information			Page

1	.	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Operations
		Three months ended March 31, 2005 and 2004	1

		Condensed Consolidated Balance Sheets
		March 31, 2005 and December 31, 2004	2

		Condensed Consolidated Statements of Cash Flows
		Three months ended March 31, 2005 and 2004	3

		Notes to Unaudited Condensed Consolidated Financial Statements	4

2	.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	8

3	.	Quantitative and Qualitative Disclosures About Market Risk	17

4	.	Controls and Procedures	17

Part II. Other Information

1	.	Legal Proceedings	18

6	.	Exhibits	18

Signature			20

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Operations
Cellco Partnership (d/b/a Verizon Wireless)

(Dollars in Millions) (Unaudited)	Three Months Ended March 31,
	2005	2004

Operating Revenue
Service revenue	$6,557	$5,501
Equipment and other	861	661

Total operating revenue	7,418	6,162

Operating Costs and Expenses
Cost of service (excluding depreciation and amortization related to
network assets included below)	961	809
Cost of equipment	1,137	849
Selling, general and administrative	2,630	2,247
Depreciation and amortization	1,150	1,055

Total operating costs and expenses	5,878	4,960

Operating Income	1,540	1,202

Other Income (Expenses)
Interest expense, net	(168)	(172)
Minority interests	(50)	(52)
Other, net	2	3

Income before provision for income taxes	1,324	981
Provision for income taxes	(88)	(72)

Net Income	$1,236	$909

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Cellco Partnership (d/b/a Verizon Wireless)

(Dollars in Millions) (Unaudited)	March 31,	December 31,
	2005	2004

Assets
Current assets
Cash	$169	$171
Receivables, net of allowances of $211 and $223	2,221	2,489
Unbilled revenue	287	333
Inventories, net	569	666
Prepaid expenses and other current assets	344	276

Total current assets	3,590	3,935

Property, plant and equipment, net	21,209	20,514
Wireless licenses, net	42,606	42,067
Other intangibles, net	504	613
Deferred charges and other assets, net	1,227	529

Total assets	$69,136	$67,658

Liabilities and Partners’ Capital
Current liabilities
Short-term obligations, including current maturities	$1,530	$1,535
Due to affiliates, net	6,465	7,521
Accounts payable and accrued liabilities	3,980	3,713
Advance billings	828	830
Other current liabilities	161	162

Total current liabilities	12,964	13,761

Long-term debt	2,498	2,495
Due to affiliates	5,581	2,781
Deferred tax liabilities, net	4,256	4,215
Other non-current liabilities	576	423

Total liabilities	25,875	23,675

Minority interests in consolidated entities	1,614	1,575
Partner’s capital subject to redemption	20,000	20,000
Commitments and contingencies (see Note 4)
Partners’ capital
Capital	21,689	22,450
Accumulated other comprehensive loss	(42)	(42)

Total partners’ capital	21,647	22,408

Total liabilities and partners’ capital	$69,136	$67,658

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Cellco Partnership (d/b/a Verizon Wireless)

(Dollars in Millions) (Unaudited)	Three Months Ended March 31,
	2005	2004

Cash Flows from Operating Activities
Net income	$1,236	$909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,150	1,055
Minority interests	50	52
Other, net	(5)	(5)
Changes in certain assets and liabilities (net of the effects of purchased businesses)	588	269

Net cash provided by operating activities	3,019	2,280

Cash Flows from Investing Activities
Capital expenditures	(1,641)	(1,314)
Acquisitions of businesses and licenses, net of cash acquired	(503)	(3)
Wireless license deposits	(641)	-
Other, net	3	4

Net cash used in investing activities	(2,782)	(1,313)

Cash Flows from Financing Activities
Net proceeds from affiliates	1,771	558
Net change in short-term obligations	(5)	(34)
Distribution to partners	(1,997)	(1,441)
Contributions from minority investors	14	-
Distributions to minority investors, net	(22)	(20)

Net cash used in financing activities	(239)	(937)

(Decrease) Increase in cash	(2)	30
Cash, beginning of period	171	137

Cash, end of period	$169	$167

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

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules and regulations for interim reporting. These rules and regulations allow certain information required under accounting principles generally accepted in the United States of America to be condensed or omitted, provided that the interim financial statements, when read in conjunction with the Partnership’s annual audited consolidated financial statements included in the most recent Annual Report on Form 10-K for the year ended December 31, 2004, provide a fair presentation of the Partnership’s interim financial position, results of operations and cash flows. These interim financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items.

Certain reclassifications have been made to the 2004 condensed consolidated financial statements to conform to the current period presentation.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with a) employees, except for equity instruments held by employee share ownership plans, and b) nonemployees when acquiring goods or services. In April 2005, the Securities and Exchange Commission (“SEC”) delayed the implementation date of SFAS No. 123(R). The Partnership will adopt the revised standard in the first quarter of 2006. The Partnership is currently evaluating the provisions of this statement and does not expect its adoption of SFAS No. 123(R) to have a material effect on the Partnership’s consolidated financial statements.

On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share Based Payments”. This SAB expresses the views of the SEC staff regarding the relationship between SFAS No. 123(R), “Share-Based Payment” and certain SEC rules and regulations. In particular, this SAB provides guidance related to valuation methods, the classification of compensation expense, non-GAAP financial measures, the accounting for income tax effects of share-based payment arrangements, disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123(R), and interpretations of other share-based payment arrangements. The Partnership will adopt SAB No. 107 in conjunction with its adoption of SFAS No. 123(R) in the first quarter of 2006. The Partnership does not expect the adoption of this SAB to have a material effect on the Partnership’s consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations –an interpretation of SFAS No. 143”. This interpretation clarifies that the term “conditional asset retirement obligation” refers to a legal obligation to perform a future asset retirement when uncertainty exists about the timing and/or method of settlement of the obligation. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists, as defined by the interpretation. An entity is required to recognize a liability for the fair value of the obligation if the fair value of the liability can be reasonably estimated. The Partnership will adopt the interpretation effective December 31, 2005. The Partnership is currently reviewing this interpretation, and does not expect its adoption of the interpretation to have a material effect on the Partnership’s consolidated financial statements.

2. Wireless Licenses and Other Intangibles, Net

The Partnership treats wireless licenses as an indefinite life intangible asset under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The wireless licenses are not amortized but rather tested for impairment. The Partnership reevaluates the useful life determination for wireless licenses at least annually to determine whether events and circumstances continue to support an indefinite useful life.

The Partnership has evaluated its wireless licenses for potential impairment using a direct value methodology effective January 1, 2005 in accordance with SEC Staff Announcement No. D-108, “Use of the Residual Method to Value Acquired Assets other than Goodwill.” The valuation and analyses prepared in connection with the adoption of a direct value method resulted in no adjustment to the carrying value of the Partnership’s wireless licenses, and accordingly, had no effect on its results of operations and financial position. Future tests for impairment will be performed at least annually and more often if events or circumstances warrant.

Other intangibles, net, which primarily represent acquired customer lists, have a finite useful life of four to eight years and are amortized on an accelerated basis.

The changes in the carrying amount of wireless licenses are as follows:

(Dollars in Millions)	Wireless Licenses, Net (a)	Wireless Licenses Associated with Equity Method Investments (b)	Total

Balance, net, as of January 1, 2005	$42,067	$30	$42,097
Wireless licenses acquired (See Note 3)	516	-	516
Other	23	-	23

Balance, net, as of March 31, 2005	$42,606	$30	$42,636

(a)	Interest costs of $21 and $48 were capitalized in wireless licenses during the three months ended March 31, 2005 and the year ended December 31, 2004, respectively.
(b)	Included in deferred charges and other assets, net.

Other intangibles, net consist of the following:

	March 31,	December 31,
(Dollars in Millions)	2005	2004

Customer lists (4-7 yrs.)	$3,433	$3,428
Other (8 yrs.)	2	2

	3,435	3,430
Less: accumulated amortization (a)(b)	2,931	2,817

Other intangibles, net	$504	$613

(a)	Amortization expense for the three months ended March 31, 2005 and 2004 was $114 and $118, respectively.
(b)	Based solely on amortizable intangible assets existing at March 31, 2005, the estimated amortization expense for the five succeeding fiscal years is as follows:

Remainder of 2005	$348
2006	$133
2007	$13
2008	$5
2009	$1

3. Business Combinations and Other Acquisitions

On March 4, 2005, the Partnership completed the purchase from Qwest Wireless, LLC of all of its PCS licenses and related network assets for $418 million in cash. The licenses cover a population of approximately 30.9 million in 62 markets, and will provide needed capacity in certain of the Partnership’s existing major markets, such as Denver, Portland, Phoenix, Salt Lake City and Seattle.

Other acquisitions in the three months ended March 31, 2005 and 2004 consisted of various individually immaterial partnership interests and wireless licenses.

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

The following table presents information about the Partnership’s acquisitions for the three months ended March 31, 2005 and 2004:

(Dollars in Millions)	Acquisition Date	Purchase Price (a)	Wireless Licenses	Other Intangibles	Net Tangible Assets

2005
Qwest (b)	March 2005	$418	$437	$-	$(19)
Various	Various	$88	$79	$6	$3
2004
Various	Various	$3	$2	$-	$1

(a)	Purchase price includes cash, assumption of debt, as well as the fair value of assets exchanged, as applicable.
(b)	The allocation of the purchase price is preliminary. However, the Partnership does not believe that future adjustments to the purchase price allocation will have a material effect on the Partnership’s financial position or results of operations.

4. Commitments and Contingencies

Under the terms of an agreement entered into among the Partnership, Verizon Communications Inc. (“Verizon”) and Vodafone Group Plc (“Vodafone”) on April 3, 2000, Vodafone may require the Partnership to purchase up to an aggregate of $20 billion of Vodafone’s interest in the Partnership, at its then fair market value. Up to $10 billion was redeemable during the 61-day period that opened on June 10 and closed on August 9 in 2004. Vodafone did not exercise its redemption rights during that period. As a result, $20 billion, not to exceed $10 billion in any one year, remains redeemable during the 61-day periods opening on June 10 and closing on August 9 in 2005, 2006 and/or 2007. Verizon has the right, exercisable at its sole discretion, to purchase all or a portion of this interest instead of the Partnership. However, even if Verizon exercises this right, Vodafone has the option to require the Partnership to purchase up to $7.5 billion of this interest redeemable during the 61-day periods opening on June 10 and closing on August 9 in 2005, 2006 and/or 2007 with cash or contributed debt. Accordingly, $20 billion of partners’ capital has been classified as redeemable on the accompanying condensed consolidated balance sheets.

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

All of the above matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate liability with respect to these matters as of March 31, 2005 cannot be ascertained. The potential effect, if any, on the consolidated financial statements of the Partnership, in the period in which these matters are resolved, may be material.

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

Proposed Acquisitions

On December 22, 2004, the Partnership signed an agreement with Urban Comm-North Carolina, Inc. to purchase PCS spectrum in ten markets in eastern North Carolina for $68.5 million in cash. The licenses, which cover a population of approximately 3.9 million, will provide both additional capacity for voice and data services as well as service expansion opportunities in certain of the license areas. The Bankruptcy Court has approved the transaction. In addition, Urban Comm and the FCC have reached an agreement settling certain pending matters, and that settlement agreement has also been approved by the Bankruptcy Court. The transaction remains subject to approval by the FCC. The transaction is expected to close in the middle of 2005.

On February 15, 2005, the FCC concluded an auction of 242 PCS licenses. The Partnership was the high bidder on 26 licenses, with bids totaling $364.9 million. The 26 licenses cover a population of approximately 20 million, including approximately 2.2 million in markets where the Partnership does not currently hold licenses. The licenses cover major markets, such as Charlotte, Cleveland, St. Louis and San Diego. The Partnership has made all required payments to the FCC for these licenses. In addition, Vista PCS, LLC (“Vista”) was high bidder on 37 licenses available only to entities qualifying as an “entrepreneur” under FCC rules. Vista is a joint venture between the Partnership and Valley Communications, LLC, the results of which are consolidated by the Partnership. Vista’s winning bids totaled $332.4 million. The 37 licenses cover a population of approximately 34.4 million, including approximately 2.2 million in markets where the Partnership does not currently hold licenses. The licenses cover major markets, such as Charlotte, Cincinnati, Houston, Norfolk, Pittsburgh and Seattle. The Partnership has provided funding to Vista, through capital contributions and loans, in the amount of $314 million for payment for the Vista licenses. The granting of the licenses won in the auction by the Partnership and Vista remains subject to FCC approvals, which approvals are expected in the second or third quarter of 2005. The payments made by the Partnership and Vista to the FCC have been reflected as deposits and are included in Deferred Charges and Other Assets, Net in the accompanying condensed consolidated balance sheet.

5. Subsequent Events

On April 13, 2005, the Partnership completed its purchase of all of the stock of NextWave Telecom Inc., whereby it acquired 23 PCS licenses for $3 billion in cash. The licenses cover a population of approximately 73 million and will provide spectrum capacity in key markets such as New York, Los Angeles, Boston, Washington D.C. and Detroit, and will expand the Partnership’s licensed footprint into Tulsa, Oklahoma.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we”, “our”, “us” and “the Partnership” refer to Cellco Partnership d/b/a Verizon Wireless.

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, respectively, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations," all of which are contained in our Annual Report on Form 10-K (No. 333-92214).

See “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of factors that could cause our future results to differ from our historical results.

Overview

We are the most profitable wireless communications provider in the United States in terms of operating income and the second largest domestic wireless carrier in terms of the number of customers and revenues. We offer wireless voice and data services across one of the most extensive wireless networks in the U.S. We believe our significant position within the wireless industry will allow us to take advantage of increasing penetration and usage trends within the United States in the coming years.

Our goal is to be the acknowledged market leader in providing wireless voice and data communication services in the U.S. Our focus is on providing a high-quality, differentiated service across a cost-effective digital network designed to meet the growing needs of our customers. To accomplish this goal, we will continue to implement the following key elements of our business strategy:

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

There is substantial competition in the wireless telecommunications industry. We compete primarily against four other national wireless service providers and we believe that the following are the most important competitive factors in our industry: network quality, capacity and coverage; customer service; distribution; product development; pricing and capital resources.

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

The following items highlight selected elements of our results of operations and financial position in the first quarter of 2005 as they relate to our key business strategies:

Customer growth: We ended the first quarter of 2005 with approximately 45.5 million customers, an increase of 16.8% over the first quarter of 2004. We added over 1.6 million net customers during the quarter while reducing our total churn to 1.33%, compared to 1.60% in the first quarter of 2004. Retail postpaid customers comprised 92% of our total customer base as of March 31, 2005.

Revenue growth: Total revenue grew by 20.4% in the first quarter of 2005, compared to the first quarter of 2004, to $7.4 billion, driven by customer growth and increased service revenue per customer. We continue to experience a substantial year over year increase in data revenue and data revenue per customer has increased.

Operating Income: Total operating income grew by 28.1% in the first quarter of 2005, compared to the first quarter of 2004, to more than $1.5 billion.

Capital expenditures: We invested $1.6 billion primarily in our network in the first quarter of 2005 in order to increase capacity on our network for usage demand and to facilitate the introduction of new products and services through new technologies such as EV-DO.

Cash flows: We generated approximately $3.0 billion of cash from operating activities during the first quarter of 2005, an increase of more than $700 million over the first quarter of 2004. We used this cash, together with incremental borrowings, to invest in our network through capital expenditures, acquire approximately $1.1 billion in wireless licenses and other wireless properties and to provide approximately $2.0 billion in distributions to our owners.

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

Allowance for Doubtful Accounts

We maintain allowances for uncollectible accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on our historical write-off experience, net of recoveries, and the aging of our accounts receivable balances. If our actual future write-offs increase above our historical levels then we may need to provide additional allowances.

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

We have evaluated our wireless licenses for potential impairment using a direct value methodology effective January 1, 2005. The valuation and analyses prepared in connection with the adoption of a direct value method resulted in no adjustment to the carrying value of our wireless licenses, and accordingly, had no effect on our results of operations and financial position. Future tests for impairment will be performed at least annually and more often if events or circumstances warrant using a direct value method.

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

Consolidated Results of Operations

Customers
	Three Months Ended March 31,
	2005	2004	% Change

Subscribers (end of period) (thousands)	45,452	38,909	16.8%
Net additions in the period* (thousands)	1,636	1,387	18.0%
Average monthly churn	1.33%	1.60%	-16.9%
* Includes approximately 32 thousand subscribers in the first quarter of 2005 added through property acquisitions.

We ended the first quarter of 2005 with 45.5 million customers, compared to 38.9 million customers at the end of the first quarter of 2004, an increase of 6.5 million net new customers, or 16.8% . Approximately 36 thousand of these new customers were added through acquisitions of properties in Minnesota and California. The overall composition of our customer base as of March 31, 2005 was 92% retail postpaid, 3% retail prepaid and 5% resellers compared to 91% retail postpaid, 5% retail prepaid and 4% resellers as of March 31, 2004.

Approximately 44.2 million, or more than 97% of our customers, subscribed to CDMA digital service as of March 31, 2005, compared to 36.8 million, or 95%, as of March 31, 2004.

Our total average monthly churn rate, the rate at which customers disconnect service, decreased to 1.33% in the first quarter of 2005, compared to 1.60% in the first quarter of 2004, due to improvements in both our retail and reseller customer bases.

Operating Revenue
(Dollars in Millions)	Three Months Ended March 31,
	2005	2004	% Change

Service revenue	$6,557	$5,501	19.2%
Equipment and other	861	661	30.3%

Total operating revenue	$7,418	$6,162	20.4%

Average service revenue per customer per month	$49.03	$48.04	2.1%

Total operating revenue grew by $1,256 million, or 20.4%, in the first quarter of 2005, compared to the first quarter of 2004.

Service revenue. Service revenue grew by $1,056 million, or 19.2%, in the first quarter of 2005, compared to the first quarter of 2004. This increase was primarily due to the 16.8% increase in customers as well as an increase in average service revenue per customer for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Also contributing to the service revenue increase was a $216 million increase in data revenue in the first quarter of 2005 compared to the first quarter of 2004. Data revenue of $416 million accounted for 6.3% of service revenue for the three months ended March 31, 2005, compared to $200 million, or 3.6% of service revenue, for the three months ended March 31, 2004.

Average service revenue per customer per month increased 2.1% to $49.03 for the first quarter of 2005, compared to the first quarter of 2004. This increase was primarily due to a higher proportion of customers on price plans with higher access charges as well as an increase in data revenue per customer, partially offset by recent pricing changes to our America’s Choice and Family Share plans.

Equipment and other revenue. Equipment and other revenue grew by $200 million, or 30.3%, in the first quarter of 2005, compared to the first quarter of 2004. This increase was primarily attributable to an increase in equipment revenue of $161 million, or 36.9%, for the first quarter of 2005, compared to the first quarter of 2004. The increase in equipment revenue was attributed to an increase in wireless devices sold, including color and camera phones with higher retail prices as well as other data devices. This increase was in turn driven by an increase in gross retail customer additions as well as equipment upgrades for the first quarter of 2005, compared to the first quarter of 2004.

Revenue associated with certain regulatory fees, primarily the Universal Service Fund (“USF”), increased by $41 million in the first quarter of 2005, compared to the first quarter of 2004. The increase in the associated payments of these fees is reflected in selling, general and administrative expense. Offsetting these increases was a $13 million decrease in local number portability (“LNP”) cost recovery surcharges. We began collecting these LNP surcharges in March 2004, but discontinued collecting them in November 2004.

Operating Costs and Expenses
(Dollars in Millions)	Three Months Ended March 31,
	2005	2004	% Change

Cost of service	$961	$809	18.8%
Cost of equipment	1,137	849	33.9%
Selling, general and administrative	2,630	2,247	17.0%
Depreciation and amortization	1,150	1,055	9.0%

Total operating costs and expenses	$5,878	$4,960	18.5%

Cost of service. Cost of service grew by $152 million, or 18.8%, for the first quarter of 2005, compared to the first quarter of 2004. The increase was primarily due to increased network costs caused by a 34% increase in usage on our network for the first quarter of 2005, compared to the first quarter of 2004, partially offset by lower roaming, local interconnection and long distance rates. Service margins (service revenue less cost of service, divided by service revenue) remained unchanged at 85.3% for the first quarter of 2005 and the first quarter of 2004.

Cost of equipment. Cost of equipment grew by $288 million, or 33.9%, in the first quarter of 2005, compared to the first quarter of 2004. The increase was primarily attributed to an increase in wireless devices sold, driven by higher equipment upgrades and gross retail activations. The increase in wireless devices sold, including equipment upgrades, caused negative equipment margins (equipment revenue less equipment cost) to increase for the first quarter of 2005, compared to the similar period in 2004. We expect this trend to continue, to the extent we continue to add new customers, upgrade existing customer equipment and sell more data devices.

Selling, general and administrative expenses. Selling, general and administrative expenses grew by $383 million, or 17.0%, in the first quarter of 2005, compared to the first quarter of 2004. This increase was primarily due to an increase in salary and benefits expense of $162 million for the first quarter of 2005, compared to the first quarter of 2004. The salary and benefits expense increase was the result of both higher per employee salary and benefits costs, principally driven by an increase in costs in the first quarter of 2005 of approximately $111 million related to our long term incentive program, and an increase in our number of employees, primarily in the sales and customer care areas.

Also contributing to the selling, general and administrative expense increase was a $97 million increase in advertising and promotion expenses for the first quarter of 2005, compared to the first quarter of 2004. Sales commissions in our direct and indirect channels increased by $43 million for the first quarter of 2005, compared to the first quarter of 2004, driven by the increase in gross subscriber additions and customer renewals. To the extent gross customer additions and customer renewals continue to increase, we expect to continue to incur increased customer acquisition and retention-related expenses.

Costs associated with the payment of certain regulatory fees, primarily USF, increased by $41 million in the first quarter 2005, compared to the first quarter of 2004. The revenue associated with these fees is reflected in equipment and other revenue (see equipment and other revenue discussion above).

Depreciation and amortization. Depreciation and amortization increased by $95 million, or 9.0%, for the first quarter of 2005, compared to the first quarter of 2004. This increase was primarily due to the increase in depreciable assets since the first quarter of 2004, as a result of our network build program. We expect depreciation expense to continue to increase over time as we continue to build-out and upgrade our network.

Other Income (Expenses)
(Dollars in Millions)	Three Months Ended March 31,
	2005	2004	% Change

Interest expense, net	$(168)	$(172)	-2.3	.%
Minority interests	(50)	(52)	-3.8	.%
Other, net	2	3	-33.3	.%
Provision for income taxes	(88)	(72)	22.2	.%

Interest expense, net. Interest expense, net decreased by $4 million, or 2.3%, in the first quarter of 2005, compared to the first quarter of 2004. The decrease was primarily due to a decrease in the weighted average interest rate for borrowings from Verizon Communications Inc. (“Verizon Communications”) from approximately 6.5% in the first quarter of 2004 to approximately 5.9% in the first quarter of 2005, and higher capitalized interest, partially offset by an increase in average debt levels.

Provision for income taxes. The partnership is not subject to federal or state tax on income generated from markets it owns directly or through partnership entities. However, the partnership does own some of its markets through corporate entities, which are required to provide for both federal and state tax on their income. The tax provision was $88 million for the first quarter of 2005. The effective tax rate was 6.6% for the first quarter of 2005, compared to 7.3% for the first quarter of 2004. The decrease in the effective tax rate was mainly attributable to a decrease in the proportion of income earned through corporate entities compared to markets owned directly or through partnership entities.

Consolidated Financial Condition

(Dollars in Millions)	Three Months Ended March 31,
	2005	2004	$ Change

Cash Flows Provided By (Used In)
Operating activities	$3,019	$2,280	$739
Investing activities	(2,782)	(1,313)	(1,469)
Financing activities	(239)	(937)	698

(Decrease) Increase in Cash	$(2)	$30	$(32)

Historically, we have funded our operations and other cash needs utilizing internally generated funds and intercompany and external borrowings and, we expect to rely on a combination of these sources to fund continued capital expenditures, acquisitions, distributions and debt service needs. Sources of future intercompany and external financing requirements may include a combination of debt financing provided through intercompany debt facilities with Verizon Communications, borrowings from banks or debt issued in private placements or in the public markets. We believe that internally generated funds will be sufficient to fund anticipated capital expenditures, tax distributions and interest payments on our debt in the next several years. Internally generated funds would not be sufficient to repay principal on our debt, including demand notes owed to Verizon Communications (if we were required to repay that debt in the next several years) and other short-term debt, including the $1.5 billion of Floating Rate Notes due May 23, 2005, and would not be sufficient to honor any exercise of Vodafone Group Plc’s (“Vodafone”) put rights. See “Cash Flows Used In Financing Activities.” We expect to refinance our outstanding debt when due with new debt financings, including debt financing provided either through intercompany borrowings, private placements, bank borrowings or public financing, and would seek other financing to honor any exercise of the put rights. We expect to refinance the $1.5 billion Floating Rate Notes due May 23, 2005, through intercompany borrowings.

On February 18, 2005, we signed an additional promissory note with Verizon Global Funding Corp. (“VGF”), a wholly-owned subsidiary of Verizon Communications, that permits us to borrow, repay and reborrow from time to time up to a maximum principal amount of $6.5 billion with a maturity date of February 22, 2008. Amounts borrowed under the note bear interest at a rate per annum equal to one-month LIBOR plus 20 basis points for each interest period, with the interest rate being adjusted on the first business day of each month. To the extent we need additional financing, we believe we could obtain it, however, Verizon Communications has no commitment to provide any further financing to us, and we have no commitments from any third parties.

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

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for a description of our contractual obligations and commitments as of December 31, 2004. Except as noted herein, there were no material changes to our contractual obligations and commitments as of March 31, 2005 from the information set forth in the Annual Report on Form 10-K.

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. The $739 million increase in cash flows provided by operating activities in the first quarter of 2005 compared to the first quarter of 2004 was primarily due to an increase in operating income excluding depreciation and amortization, resulting from revenue growth at a rate faster than expense growth.

Cash Flows Used In Investing Activities

Capital expenditures continue to be our primary use of cash. Our capital expenditures, excluding acquisitions, were $1.6 billion for the first quarter of 2005, compared to $1.3 billion for the first quarter of 2004, and were used primarily to increase the capacity of our wireless network to meet usage demand, expand our network footprint, facilitate the introduction of new products and services through our EV-DO deployment, enhance responsiveness to competitive challenges, and increase the operating efficiency of our wireless network.

We invested $503 million in acquisitions during the first quarter of 2005, including $418 million for the Qwest PCS licenses and related network assets, and the remainder for a property in Minnesota and licenses in Tennessee and Pennsylvania. In addition, we made deposits totaling $641 million, representing the full funding commitment, for the PCS licenses for which we and Vista PCS, LLC (“Vista”) were the high bidder in the FCC auction, which concluded in February 2005. Vista is a joint venture between Valley Communications, LLC and us, the results of which are consolidated by us. In the first quarter of 2004, we invested $3 million to purchase a minority partner’s interest in one of our partnerships.

Cash Flows (Used In) Provided By Financing Activities

Our total debt increased by $1,766 million for the first quarter of 2005, compared to the first quarter of 2004. Our net intercompany debt increased by $1,771 million and was used, together with cash flows from operations, primarily to fund the acquisition of the Qwest PCS licenses and other wireless properties, invest in our network through capital expenditures and to make distributions to our owners. We also used $5 million to reduce our short-term capital lease obligations. As of March 31, 2005, we had approximately $6.7 billion of demand notes payable to VGF and approximately $5.6 billion of term borrowings payable to VGF and other Verizon Communications subsidiaries.

On February 14, 2005, both S&P and Moody’s indicated that Verizon Communications’ proposed acquisition of MCI Inc. may result in downgrades in Verizon Communications’ debt ratings. At that same time, S&P placed our A+-rated long term debt on review with negative implications and Moody's changed the outlook on our A3-rated long term debt to stable from positive until its review of Verizon Communications' debt ratings is completed.

Our debt to equity ratio (including partner’s capital subject to redemption) was 39% at March 31, 2005, compared to 34% at December 31, 2004 and 35% at March 31, 2004.

We made a distribution to our owners of approximately $2.0 billion in February of 2005. This distribution represented payments to our owners corresponding to 70.0% of our adjusted pre-tax income for the six month period ended December 31, 2004, which we are required to distribute subject to our meeting certain financial targets. This non-tax related distribution requirement expired in April 2005. Under our partnership agreement, we must continue tax distributions, and it is also contemplated that we will continue to have a policy for non-tax related distributions, which will provide for distributions at a level as determined from time to time by our board of representatives, taking into account relevant factors, including our financial performance and capital requirements. The board has not yet established a new policy for non-tax related distributions.

In addition, under the terms of an agreement entered into among Verizon Communications, Vodafone and us on April 3, 2000, Vodafone may require us to purchase up to an aggregate of $20 billion of Vodafone’s interest in the Partnership, at its then fair market value. Up to $10 billion was redeemable during the 61-day period that opened on June 10 and closed on August 9 in 2004. Vodafone did not exercise its redemption rights during that period. As a result, $20 billion, not to exceed $10 billion in any one year, remains redeemable during the 61-day periods opening on June 10 and closing on August 9 in 2005, 2006 and/or 2007. Verizon Communications has the right, exercisable at its sole discretion, to purchase all or a portion of this interest instead of us. However, even if Verizon Communications exercises this right, Vodafone has the option to require us to purchase up to $7.5 billion of this interest redeemable during the 61-day periods opening on June 10 and closing on August 9 in 2005, 2006 and/or 2007 with cash or contributed debt. Accordingly, $20 billion of partners’ capital has been classified as redeemable on the accompanying consolidated balance sheets. We will need to obtain financing if we are required to repurchase these interests. We have no commitment for such financing.

Market Risk

Our primary market risk relates to changes in interest rates, which could impact results of operations. As of March 31, 2005, we had $13.4 billion of aggregate floating rate debt outstanding under intercompany loan facilities and the floating rate notes. As of March 31, 2005, approximately $9.1 billion of the intercompany loans bear interest at rates that vary with Verizon Communications’ cost of funding; because a portion of its debt is fixed-rate, and because its cost of funding may be affected by events related solely to it, our interest rates may not adjust in accordance with market rates. A change in our interest rates of 100 basis points would change our interest expense by approximately $134 million.

We also have exposure to fluctuations in foreign exchange rates as a result of a series of sale/leaseback transactions that obligate us to make payments in Japanese yen. However, we have entered into forward exchange contracts that fully hedge the foreign exchange exposure for these payment obligations, although we are subject to the risk that our counterparties to these contracts fail to perform. During the first quarter of 2005 we made payments of $4 million. Taking into account these hedge arrangements, as of March 31, 2005, our remaining obligations under these payments were $3 million. We satisfied the remaining obligations on April 11, 2005. Without the protection of these hedge arrangements, a 10.0% increase or decrease in the value of the U.S. dollar compared to the Japanese yen would not materially change our obligations.

Other Factors That May Affect Future Results

Recent Developments

On March 11, 2005, we signed an agreement with Cricket Communications, Inc., a subsidiary of Leap Wireless International, Inc., to purchase PCS licenses and related network assets covering the Michigan BTAs of Battle Creek, Flint, Kalamazoo and Jackson, and additional PCS licenses in 15 other markets in Michigan, Wisconsin, Alabama, Arkansas, Mississippi and New York, for $102.5 million in cash. These additional licenses will provide an opportunity for expansion into markets in Michigan, Arkansas, Alabama, Mississippi and Wisconsin, and necessary capacity for existing markets in Michigan, Arkansas, Alabama, Mississippi and upstate New York. The transaction is subject to approval by the FCC and the Department of Justice, and is expected to close around the middle of 2005.

On April 13, 2005, we completed the purchase of all of the stock of NextWave Telecom Inc., in which we acquired 23 PCS licenses for $3 billion in cash. We funded the purchase through intercompany borrowings. The licenses cover a population of approximately 73 million and will provide spectrum capacity in key markets such as New York, Los Angeles, Boston, Washington D.C. and Detroit, and will expand our licensed footprint into Tulsa, Oklahoma.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with a) employees, except for equity instruments held by employee share ownership plans, and b) nonemployees when acquiring goods or services. In April 2005, the Securities and Exchange Commission (“SEC”) delayed the implementation date of SFAS No. 123(R). We will adopt the revised standard in the first quarter of 2006. We are currently evaluating the provisions of this statement and do not expect our adoption of SFAS No. 123(R) to have a material effect on our consolidated financial statements.

On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share Based Payments”. This SAB expresses the views of the SEC staff regarding the relationship between SFAS No. 123(R), “Share-Based Payment” and certain SEC rules and regulations. In particular, this SAB provides guidance related to valuation methods, the classification of compensation expense, non-GAAP financial measures, the accounting for income tax effects of share-based payment arrangements, disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123(R), and interpretations of other share-based payment arrangements. We will adopt SAB No. 107 in conjunction with our adoption of SFAS No. 123(R) in the first quarter of 2006. We do not expect the adoption of this SAB to have a material effect on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations –an interpretation of FASB Statement No. 143”. This interpretation clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform a future asset retirement when uncertainty exists about the timing and/or method of settlement of the obligation. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists, as defined by the interpretation. An entity is required to recognize a liability for the fair value of the obligation if the fair value of the liability can be reasonably estimated. We will adopt the interpretation effective December 31, 2005. We are currently reviewing this interpretation, and do not expect our adoption of the interpretation to have a material effect on our consolidated financial statements.

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

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. Based on this evaluation, they have concluded that the registrant’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

There were no changes in the registrant’s internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

On April 18, 2005, a patent infringement action was commenced against Cellco Partnership by Digital Technology Licensing LLC in the United States District Court for the District of New Jersey, Digital Technology Licensing LLC v. Cellco Partnership d/b/a Verizon Wireless. Plaintiff alleges that, by selling or offering to sell digital cellular telephones, Cellco Partnership is infringing, inducing infringement of, or contributing to the infringement of a patent held by plaintiff for a digital output transducer. Plaintiff seeks unspecified money damages, treble damages, attorneys’ fees and injunctive relief.

The following describes material developments in legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2004:

On March 16, 2005, the U.S. Court of Appeals for the Fourth Circuit reversed the District Court’s dismissal of putative statewide class actions concerning wireless phone use: Pinney, et al. v. Nokia Inc., et al.; Farina, et al. v. Nokia Inc., et al.; Gilliam, et al. v. Nokia Inc., et al.; Gimpelson et al. v. Nokia Inc., et al.; and Naquin v. Nokia, Inc., et al.. Plaintiffs in these suits claim that wireless phones are defective and unreasonably dangerous because the defendants failed to include a proper warning about alleged adverse health effects, failed to encourage the use of a headset, and failed to include a headset with the phone. The Court of Appeals held that there was no federal jurisdiction over the Pinney, Farina, Gilliam, and Gimpelson actions (to which Cellco is a party) and directed that the actions be remanded to state court. The Fourth Circuit also reversed the District Court holding that the Naquin action (to which Cellco is not a party) is preempted by federal law. On April 12, 2005, the Fourth Circuit denied defendants’ petition for rehearing en banc.

On December 23, 2004, we disclosed to the United States Environmental Protection Agency (“EPA”) the existence of potential violations of reporting requirements for a number of our cell sites. After an internal investigation, the results of which have been provided to the EPA, we have concluded that there were violations for 429 sites. The EPA has proposed a settlement agreement granting us self-disclosure treatment. The settlement agreement and self-disclosure treatment must be approved by the Environmental Appeals Board. If it approves, we will pay a penalty of $10,913. However, if the Environmental Appeals Board refuses to grant us self-disclosure treatment, a larger fine may result. We do not believe the amount of such a larger fine will be material to our consolidated financial statements but it could exceed $100,000.

Item 6. Exhibits

Exhibits:
3.3	Cellco Partnership Amended and Restated Partnership Agreement (previously filed as an exhibit to Verizon Wireless Inc.’s Registration Statement on Form S-1 (No. 333-44394) and incorporated by reference herein)

3.3.1	Amendment and Joinder to Cellco Partnership Amended and Restated Partnership Agreement dated as of July 10, 2000 (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

3.3.2	Amendment to Cellco Partnership Amended and Restated Partnership Agreement dated as of July 24, 2003 (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (No. 333-92214) and incorporated by reference herein)

3.3.3	Amendment to Cellco Partnership Amended and Restated Partnership Agreement dated as of February 26, 2004 (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (No. 333-92214) and incorporated by reference herein)

4.1	Indenture dated as of December 17, 2001 among Cellco Partnership and Verizon Wireless Capital LLC as Issuers and First Union National Bank as Trustee (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

4.2	Form of global certificate representing the Floating Rate Notes due 2003 (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

4.3	Form of global certificate representing the 5.375% Notes due 2006 (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

4.4	Promissory note between Cellco Partnership and Verizon Global Funding Corp. dated February 18, 2005 (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (No. 333-92214) and incorporated by reference herein)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLCO PARTNERSHIP

Date: May 9, 2005	By	/s/ John Townsend

John Townsend
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Unless otherwise indicated, all information is as of May 6, 2005.