Form 10-Q
period 2005-06-30
CELLCO PARTNERSHIP
filed 2005-08-08
CIK 1175215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 333-92214

Cellco Partnership
(Exact name of registrant as specified in its charter)

Delaware (State of Organization)	22-3372889 (I.R.S. Employer Identification No.)

180 Washington Valley Road Bedminster, New Jersey (Address of principal executive offices)	07921 (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes__  No Ö_

Table of Contents

Item No.

Part I. Financial Information		Page

1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Operations and Comprehensive Income
	Three and six months ended June 30, 2005 and 2004	1

	Condensed Consolidated Balance Sheets
	June 30, 2005 and December 31, 2004	2

	Condensed Consolidated Statements of Cash Flows
	Six months ended June 30, 2005 and 2004	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4

2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	9

3.	Quantitative and Qualitative Disclosures About Market Risk	19

4.	Controls and Procedures	19

Part II. Other Information

1.	Legal Proceedings	20

6.	Exhibits	21

Signature		23

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Operations and Comprehensive Income
Cellco Partnership (d/b/a Verizon Wireless)

(Dollars in Millions) (Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Operating Revenue
Service revenue	$6,874	$6,043	$13,431	$11,544
Equipment and other	972	804	1,833	1,465

Total operating revenue	7,846	6,847	15,264	13,009

Operating Costs and Expenses

Cost of service (excluding depreciation and amortization
related to network assets included below)	1,018	879	1,979	1,688
Cost of equipment	1,264	975	2,401	1,824
Selling, general and administrative	2,607	2,275	5,237	4,522
Depreciation and amortization	1,175	1,103	2,325	2,158

Total operating costs and expenses	6,064	5,232	11,942	10,192

Operating Income	1,782	1,615	3,322	2,817

Other Income (Expenses)
Interest expense, net	(159)	(167)	(327)	(339)
Minority interests	(48)	(54)	(98)	(106)
Other, net	5	2	7	5

Income before provision for income taxes	1,580	1,396	2,904	2,377
Provision for income taxes	(114)	(98)	(202)	(170)

Net Income	1,466	1,298	2,702	2,207

Other Comprehensive Income
Unrealized gain on derivative financial instruments	-	1	-	1

Comprehensive Income	$1,466	$1,299	$2,702	$2,208

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Cellco Partnership (d/b/a Verizon Wireless)

(Dollars in Millions) (Unaudited)	June 30, 2005	December 31, 2004

Assets
Current assets
Cash	$200	$171
Receivables, net of allowances of $210 and $223	2,506	2,489
Unbilled revenue	278	333
Inventories, net	479	666
Prepaid expenses and other current assets	300	276

Total current assets	3,763	3,935

Property, plant and equipment, net	21,924	20,514
Wireless licenses, net	47,546	42,067
Other intangibles, net	408	613
Deferred charges and other assets, net	800	474

Total assets	$74,441	$67,603

Liabilities and Partners’ Capital
Current liabilities
Short-term obligations, including current maturities	$2	$1,535
Due to affiliates, net	6,877	7,521
Accounts payable and accrued liabilities	4,056	3,713
Advance billings	856	830
Other current liabilities	148	162

Total current liabilities	11,939	13,761

Long-term debt	2,498	2,495
Due to affiliates	9,281	2,781
Deferred tax liabilities, net	5,533	4,160
Other non-current liabilities	594	423

Total liabilities	29,845	23,620

Minority interests in consolidated entities	1,611	1,575
Partner’s capital subject to redemption	20,000	20,000

Commitments and contingencies (see Note 5)

Partners’ capital
Capital	23,027	22,450
Accumulated other comprehensive loss	(42)	(42)

Total partners’ capital	22,985	22,408

Total liabilities and partners’ capital	$74,441	$67,603

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Cellco Partnership (d/b/a Verizon Wireless)

(Dollars in Millions) (Unaudited)	Six Months Ended June 30,

	2005	2004

Cash Flows from Operating Activities
Net income	$2,702	$2,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,325	2,158
Equity in income of unconsolidated entities	(11)	(9)
Minority interests	98	106
Changes in certain assets and liabilities (net of the effects of purchased and
disposed businesses)	439	(109)

Net cash provided by operating activities	5,553	4,353

Cash Flows from Investing Activities
Capital expenditures	(3,339)	(2,747)
Acquisitions of businesses, licenses and other assets, net of cash acquired	(4,099)	(10)
Wireless license deposits	(276)	-
Distributions from unconsolidated entities, net	8	5

Net cash used in investing activities	(7,706)	(2,752)

Cash Flows from Financing Activities
Net proceeds from (payments to) affiliates	5,899	(11)
Net change in short-term obligations	(1,533)	(46)
Distributions to partners	(2,126)	(1,445)
Contributions from minority investors	14	-
Distributions to minority investors, net	(72)	(52)

Net cash provided by (used in) financing activities	2,182	(1,554)

Increase in cash	29	47
Cash, beginning of period	171	137

Cash, end of period	$200	$184

See Notes to Unaudited Condensed Consolidated Financial Statements

Notes to Unaudited Condensed Consolidated Financial Statements
Cellco Partnership (d/b/a Verizon Wireless)

1.	Background and Basis of Presentation

Cellco Partnership (the ‘‘Partnership’’), doing business as Verizon Wireless, provides wireless voice and data services and related equipment to consumers and business customers in the markets in which it operates. The Partnership is the most profitable wireless communications provider in the United States in terms of operating income and the second largest domestic wireless carrier in terms of the number of customers and revenues. The Partnership offers wireless voice and data services across one of the most extensive wireless networks in the U.S.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with a) employees, except for certain equity instruments held by employee share ownership plans, and b) nonemployees when acquiring goods or services. In April 2005, the Securities and Exchange Commission (“SEC”) delayed the implementation date of SFAS No. 123(R). The Partnership will adopt the revised standard in the first quarter of 2006. The Partnership is currently evaluating the provisions of this statement and does not expect its adoption of SFAS No. 123(R) to have a material effect on the Partnership’s consolidated financial statements.

On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share Based Payments.” This SAB expresses the views of the SEC staff regarding the relationship between SFAS No. 123(R), “Share-Based Payment” and certain SEC rules and regulations. In particular, this SAB provides guidance related to valuation methods, the classification of compensation expense, non-GAAP financial measures, the accounting for income tax effects of share-based payment arrangements, disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123(R), and interpretations of other share-based payment arrangements. The Partnership will adopt SAB No. 107 in conjunction with its adoption of SFAS No. 123(R) in the first quarter of 2006. The Partnership does not expect the adoption of this SAB to have a material effect on the Partnership’s consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations –an interpretation of SFAS No. 143.” This interpretation clarifies that the term “conditional asset retirement obligation” refers to a legal obligation to perform a future asset retirement when uncertainty exists about the timing and/or method of settlement of the obligation. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists, as defined by the interpretation. An entity is required to recognize a liability for the fair value of the obligation if the fair value of the liability can be reasonably estimated. The Partnership will adopt the interpretation effective December 31, 2005. The Partnership is currently reviewing this interpretation, and does not expect its adoption of the interpretation to have a material effect on the Partnership’s consolidated financial statements.

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

The Partnership has evaluated its wireless licenses for potential impairment using a direct value methodology effective January 1, 2005 in accordance with SEC Staff Announcement No. D-108, “Use of the Residual Method to Value Acquired Assets other than Goodwill.” The valuation and analyses prepared in connection with the adoption of a direct value method resulted in no adjustment to the carrying value of the Partnership’s wireless licenses and, accordingly, had no effect on its results of operations and financial position. Future tests for impairment will be performed at least annually and more often if events or circumstances warrant.

Other intangibles, net, which primarily represent acquired customer lists, have a finite useful life of four to eight years and are amortized on an accelerated basis.

The changes in the carrying amount of wireless licenses are as follows:

(Dollars in Millions)	Wireless Licenses, Net (a)	Wireless Licenses Associated with Equity Method Investments (b)	Total

Balance, net, as of January 1, 2005	$42,067	$30	$42,097
Wireless licenses acquired (See Note 3)	5,399	-	5,399
Other	80	-	80

Balance, net, as of June 30, 2005	$47,546	$30	$47,576

(a)	Interest costs of $80 and $48 were capitalized in wireless licenses during the six months ended June 30, 2005 and the year ended December 31, 2004, respectively.
(b)	Included in deferred charges and other assets, net.

Other intangibles, net, consist of the following:
(Dollars in Millions)	June 30, 2005	December 31, 2004

Customer lists (4-7 yrs.)	$3,434	$3,428
Other (8 yrs.)	22	2

	3,456	3,430
Less: accumulated amortization (a)(b)	3,048	2,817

Other intangibles, net	$408	$613

(a)	Amortization expense for the three and six months ended June 30, 2005 was $117 and $231, respectively. Amortization expense for the three and six months ended June 30, 2004 was $117 and $235, respectively.
(b)	Based solely on amortizable intangible assets existing at June 30, 2005, the estimated amortization expense for the five succeeding fiscal years is as follows:
Remainder of 2005	$231
2006	$136
2007	$16
2008	$8
2009	$4

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

On April 13, 2005, the Partnership completed the purchase of all of the stock of NextWave Telecom Inc., whereby it acquired 23 PCS licenses and certain tax net operating losses for $3 billion in cash. The licenses cover a population of approximately 73 million and will provide spectrum capacity in key markets such as New York, Los Angeles, Boston, Washington D.C. and Detroit, and will expand the Partnership’s licensed footprint into Tulsa, Oklahoma.

On May 11, 2005, the Partnership acquired a PCS license in the San Francisco basic trading area (“BTA”) from Metro PCS, Inc. for $230 million. The license covers a population of approximately 7.3 million and will provide spectrum capacity in the San Francisco, Oakland and San Jose markets.

On May 13, 2005, the Partnership was granted 26 FCC licenses won in the FCC auction that concluded on February 15, 2005 of 242 PCS licenses (“Auction 58”). The Partnership was the high bidder on these licenses with bids totaling $365 million. The 26 licenses cover a population of approximately 20 million, including approximately 2.2 million in markets where the Partnership does not currently hold licenses. The licenses cover major markets, such as Charlotte, Cleveland, St. Louis and San Diego. The Partnership has made all required payments to the FCC for these licenses.

Other acquisitions in the six months ended June 30, 2005 and 2004 consisted of various individually immaterial partnership interests and wireless licenses.

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

The following table presents information about the Partnership’s acquisitions for the six months ended June 30, 2005 and 2004:

(Dollars in Millions)	Acquisition Date	Purchase Price(a)	Wireless Licenses	Net Tangible Assets	Other Assets and Liabilities, net

2005
Qwest (b)	March 2005	$418	$392	$39	$(13)
NextWave (b) (c)	April 2005	$3,000	$4,333	$-	$(1,333)
Auction 58	May 2005	$365	$365	$-	$-
Metro PCS	May 2005	$230	$230	$-	$-
Various	Various	$86	$79	$3	$4

2004
Various	Various	$10	$9	$1	$-

(a)	Purchase price includes cash, assumption of debt, other liabilities, as well as the fair value of assets exchanged, as applicable.
(b)	The allocation of the purchase price is preliminary. However, the Partnership does not believe that future adjustments to the purchase price allocation will have a material effect on the Partnership’s financial position or results of operations.
(c)	Included in the transaction is the recording of a deferred tax liability, net.

4.	Debt

Floating Rate Notes

On May 23, 2005, the Partnership repaid $1.5 billion of floating rate notes upon maturity. These notes were refinanced through intercompany borrowings.

Term Notes Payable to Affiliates

On February 18, 2005, the Partnership signed an additional promissory note with Verizon Global Funding Corp. (“VGF”), a wholly-owned subsidiary of Verizon Communications, that permits the Partnership to borrow, repay and re-borrow from time to time up to a maximum principal amount of $6.5 billion with a maturity date of February 22, 2008. Amounts borrowed under the note bear interest at a rate per annum equal to one-month LIBOR plus 20 basis points for each interest period, with the interest rate being adjusted on the first business day of each month. As of June 30, 2005, the Partnership had borrowed $6.5 billion on this note. These borrowings are classified as due to affiliates (long-term) on the accompanying condensed consolidated balance sheets.

5.	Commitments and Contingencies

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

The U.S. Wireless Alliance Agreement, entered into between Vodafone and Verizon in September 1999, contains a provision, subject to specified limitations, that requires Vodafone and Verizon to indemnify the Partnership for certain contingencies, excluding PrimeCo Personal Communications L.P. contingencies, arising prior to the formation of Verizon Wireless.

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

All of the above matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate liability with respect to these matters as of June 30, 2005 cannot be ascertained. The potential effect, if any, on the consolidated financial statements of the Partnership, in the period in which these matters are resolved, may be material.

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

Acquisitions

On February 15, 2005, the FCC concluded an auction of 242 PCS licenses. Vista PCS, LLC (“Vista”) was high bidder on 37 of these licenses, available only to entities qualifying as an “entrepreneur” under FCC rules. Vista is a joint venture between the Partnership and Valley Communications, LLC, the results of which are consolidated by the Partnership. Vista’s winning bids totaled $332 million. The 37 licenses cover a population of approximately 34.4 million, including approximately 2.2 million in markets where the Partnership does not currently hold licenses. The licenses cover major markets, such as Charlotte, Cincinnati, Houston, Norfolk, Pittsburgh and Seattle. The Partnership has provided funding to Vista, through capital contributions and loans, in the amount of $314 million for payment for the Vista licenses. The granting of the licenses won in the auction by Vista remains subject to FCC approvals, which approvals are expected in the third quarter of 2005. The payments made by Vista to the FCC have been reflected as deposits and are included in Deferred Charges and Other Assets, Net, in the accompanying condensed consolidated balance sheet.

6.	Subsequent Events

In July 2005 the Partnership completed the purchase of spectrum licenses in 10 North Carolina markets from Urban Comm-North Carolina for $68.5 million. The purchase includes 10, 20 and 30 MHz licenses, in the 1.9 GHz PCS frequency range, covering a population of 3.9 million people. Three of the licenses will be used to expand the Partnership’s network to meet customers’ increasing demand for services in areas the Partnership currently serves, including Raleigh-Durham, Fayetteville and Burlington. The remaining licenses will be used to help expand the Partnership’s footprint into new markets, including Wilmington, Greenville, Rocky Mount, Roanoke Rapids, Goldsboro, New Bern and Jacksonville.

In August 2005, the Partnership completed the purchase of 23 PCS licenses and related network assets from Cricket Communications, Inc., a subsidiary of Leap Wireless International, Inc., and certain of its affiliates, for $102.5 million in cash. The licenses cover the Michigan BTAs of Battle Creek, Flint, Kalamazoo and Jackson, and 16 other markets in Michigan, Wisconsin, Alabama, Arkansas, Mississippi and New York. These licenses will provide an opportunity for additional expansion into markets in Michigan, Arkansas, Alabama, Mississippi and Wisconsin, and necessary capacity for existing markets in Michigan, Arkansas, Alabama, Mississippi and upstate New York.

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

  Provide the highest network quality through our code division multiple access (“CDMA”) 1XRTT technology and the continued deployment of a new network technology, Evolution Data Optimized (“EV-DO”), which significantly increases data transmission rates.
  Profitably acquire, satisfy and retain our customers and increase the value of our service offerings to customers while achieving revenue and net income growth.
  Continue to expand our wireless data, messaging and multi-media offerings for both consumer and business customers and take advantage of the growing demand for wireless data services.
  Focus on operating margins and capital efficiency by driving down costs and leveraging our scale.

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

The following items highlight selected elements of our results of operations and financial position in the second quarter of 2005 as they relate to our key business strategies:

Customer growth: We ended the second quarter of 2005 with 47.4 million customers, an increase of 17.1% over the second quarter of 2004. We added more than 1.9 million net customers during the quarter while reducing our total churn to 1.22% compared to 1.45% for the second quarter of 2004. Retail postpaid customers comprised more than 92% of our total customer base as of June 30, 2005.

Revenue growth: Total revenue grew by 14.6% in the second quarter of 2005 compared to the second quarter of 2004, to $7.8 billion, driven by customer growth and increased data revenue. We continue to experience a substantial year over year increase in data revenue and data revenue per customer has increased year over year.

Capital expenditures: We invested $3.3 billion in capital in the first six months of 2005 in order to increase capacity on our network for usage demand and to facilitate the introduction of new products and services through new technologies such as EV-DO. We expect to cover nearly half the U.S. population with our EV-DO network by the end of 2005.

Cash flows: We generated approximately $5.6 billion of cash from operating activities during the first six months of 2005, an increase of $1.2 billion over the first six months of 2004. We used this cash, together with incremental borrowings, to invest in our network through capital expenditures, acquire approximately $4.4 billion in wireless licenses, wireless license deposits and other wireless properties and to provide approximately $2.1 billion in distributions to our owners.

On August 1, 2005, it was announced that our products and services will no longer be available through Radio Shack effective upon the expiration of our existing agreement with Radio Shack on December 31, 2005. Although we cannot offer assurances, given our strong distribution structure, we do not anticipate that the expiration of this agreement will have a material adverse impact on our business.

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

Intangible Assets

Our principal intangible assets are licenses which provide us with the exclusive right to utilize certain radio frequency spectrum to provide wireless communication services. Our wireless licenses have been treated as an indefinite life intangible asset under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and are no longer amortized but are tested for impairment at least annually or more often if events or circumstances warrant.

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

Consolidated Results of Operations

Customers
	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change

Customers (end of period) (thousands)	47,373	40,444	17.1%	47,373	40,444	17.1%
Net additions in the period* (thousands)	1,921	1,535	25.1%	3,557	2,922	21.7%
Average monthly churn	1.22%	1.45%	-15.9%	1.28%	1.52%	-15.8%

*	Includes approximately 4 thousand customers in the three months ended June 30, 2005 and approximately 36 thousand customers in six months ended June 30, 2005 added through property acquisitions.

We ended the second quarter of 2005 with 47.4 million customers, compared to 40.4 million customers at the end of the second quarter of 2004, an increase of almost 7.0 million net new customers, or 17.1% . Approximately 40 thousand of these net new customers were added through acquisitions of properties in Minnesota and California. The overall composition of our customer base as of June 30, 2005 was approximately 92.4% retail postpaid, 3.2% retail prepaid and 4.4% resellers, compared to 91.6% retail postpaid, 4.0% retail prepaid and 4.4% resellers as of June 30, 2004.

Approximately 46.3 million, or 97.7%, of our customers as of June 30, 2005, subscribed to CDMA digital service, compared to 38.4 million, or 95.0%, of our customers as of June 30, 2004.

More than 1.9 million customers were added through internal growth during the second quarter of 2005, compared to 1.5 million during the second quarter of 2004. Retail net additions, which accounted for approximately 99% of the total customers added during the second quarter of 2005, increased more than 30%, compared to the second quarter of 2004.

Our total average monthly churn rate, the rate at which customers disconnect service, decreased to 1.22% in the second quarter of 2005 and decreased to 1.28% for the six months ended June 30, 2005, compared to 1.45% in the second quarter of 2004 and 1.52% for the six months ended June 30, 2004, due to improvements in churn in both our retail and reseller customer bases. Retail postpaid churn decreased to 1.01% in the second quarter of 2005 and decreased to 1.06% for the six months ended June 30, 2005, compared to 1.19% in the second quarter of 2004 and 1.27% for the six months ended June 30, 2004.

Operating Revenue

(Dollars in Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change

Service revenue	$6,874	$6,043	13.8%	$13,431	$11,544	16.3%
Equipment and other	972	804	20.9%	1,833	1,465	25.1%

Total operating revenue	$7,846	$6,847	14.6%	$15,264	$13,009	17.3%

Average service revenue per
customer per month	$49.42	$50.80	-2.7%	$49.23	$49.44	-0.4%

Total operating revenue grew by $999 million, or 14.6%, in the second quarter of 2005 and $2,255 million, or 17.3%, for the six months ended June 30, 2005, compared to similar periods in 2004.

Service revenue. Service revenue grew by $831 million, or 13.8%, in the second quarter of 2005 and $1,887 million, or 16.3%, for the six months ended June 30, 2005, compared to similar periods in 2004. This increase was primarily due to the 17.1% increase in customers, offset by the decreases in average service revenue per customer for the three and six months ended June 30, 2005 compared to similar periods in 2004. The service revenue increase was also driven by data revenue increases of $228 million, or 89%, in the second quarter of 2005 and $444 million, or 98%, for the six months ended June 30, 2005, compared to similar periods in 2004. Data revenue accounted for 7.0% and 6.7% of service revenue for the three and six months ended June 30, 2005, respectively, compared to 4.2% and 3.9% for similar periods in 2004.

Average service revenue per customer per month decreased 2.7% to $49.42 for the second quarter of 2005 and decreased 0.4% to $49.23 for the six months ended June 30, 2005, compared to similar periods in 2004. These decreases were primarily due to pricing changes to our America’s Choice and Family Share plans earlier this year. Partially offsetting these decreases was a 62% increase in data revenue per customer for the second quarter of 2005 and a 69% increase for the six months ended June 30, 2005, compared to similar periods in 2004, driven by increased use of our messaging and other data services.

Equipment and other revenue. Equipment and other revenue grew by $168 million, or 20.9%, in the second quarter of 2005 and $368 million, or 25.1%, for the six months ended June 30, 2005, compared to similar periods in 2004. These increases were primarily attributable to an increase in equipment revenue, caused by an increase in wireless devices sold of 24% in the second quarter of 2005 and 26% for the six months ended June 30, 2005, compared to similar periods in 2004. The increases in units sold were driven by an increase in gross retail customer additions as well as equipment upgrades for the second quarter of 2005 and the six months ended June 30, 2005, compared to similar periods in 2004.

Revenue associated with certain regulatory fees, primarily the Universal Service Fund (“USF”), increased by $45 million in the second quarter of 2005 and $86 million for the six months ended June 30, 2005, compared to similar periods in 2004. The increase in the associated payments of these fees is reflected in selling, general and administrative expense. Offsetting these increases was a decrease in local number portability (“LNP”) cost recovery surcharges of $44 million for the second quarter of 2005 and $57 million for the six months ended June 30, 2005, compared to similar periods in 2004. We began collecting these LNP surcharges in March 2004, but discontinued collecting them in November 2004.

Operating Costs and Expenses
(Dollars in Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change

Cost of service	$1,018	$879	15.8%	$1,979	$1,688	17.2%
Cost of equipment	1,264	975	29.6%	2,401	1,824	31.6%
Selling, general and administrative	2,607	2,275	14.6%	5,237	4,522	15.8%
Depreciation and amortization	1,175	1,103	6.5%	2,325	2,158	7.7%

	$6,064	$5,232	15.9%	$11,942	$10,192	17.2%

Cost of service. Cost of service grew by $139 million, or 15.8%, for the second quarter of 2005 and $291 million, or 17.2%, for the six months ended June 30, 2005, compared to similar periods in 2004. The increase was primarily due to increased network costs caused by increased network minutes of use of approximately 40% for the second quarter of 2005 and 37% for the six months ended June 30, 2005, compared to similar periods in 2004, partially offset by lower roaming, local interconnection and long distance rates. Service margins (service revenue less cost of service, divided by service revenue) were approximately 85% for both the second quarter of 2005 and the six months ended June 30, 2005, compared to 86% for the second quarter of 2004 and 85% for the six months ended June 30, 2004.

Cost of equipment. Cost of equipment grew by $289 million, or 29.6%, in the second quarter of 2005 and $577 million, or 31.6%, for the six months ended June 30, 2005, compared to similar periods in 2004. The increases were primarily attributed to an increase in wireless devices sold, driven by higher gross retail activations and equipment upgrades for the second quarter of 2005 and the six months ended June 30, 2005, compared to similar periods in 2004. The increases in handsets sold and equipment upgrades caused negative equipment margins (equipment revenue less equipment cost) to increase for the second quarter of 2005 and the six months ended June 30, 2005, compared to similar periods in 2004. We expect this trend to continue, to the extent we continue to increase the rate at which we add new customers, upgrade existing customer equipment and sell more data devices.

Selling, general and administrative expenses. Selling, general and administrative expenses grew by $332 million, or 14.6%, in the second quarter of 2005 and $715 million, or 15.8%, for the six months ended June 30, 2005, compared to similar periods in 2004. These increases were primarily due to an increase in salary and benefits expense of $97 million for the second quarter of 2005 and $259 million for the six months ended June 30, 2005, compared to similar periods in 2004. The salary and benefits expense increase was the result of higher per employee salary and benefits costs and an increase in employees, primarily in the sales and customer care areas. The increase in the per employee salary and benefits cost was principally driven by an increase in costs in the first six months of 2005 of approximately $120 million related to our long term incentive program.

Also contributing to the selling, general and administrative expense increases was a $88 million aggregate increase in sales commissions in our direct and indirect channels, for the second quarter of 2005 and a $131 million increase for the six months ended June 30, 2005, compared to similar periods in 2004, primarily related to the increase in gross customer additions and customer renewals in the second quarter of 2005 and the six months ended June 30, 2005, compared to similar periods in 2004. Advertising and promotion expenses increased by $57 million in the second quarter 2005 and $154 million for the six months ended June 30, 2005, compared to similar periods in 2004. To the extent gross customer additions and customer renewals continue to increase, we expect to continue to incur increased customer acquisition and retention-related expenses.

In addition, costs associated with certain regulatory fees, primarily USF, increased by $47 million in the second quarter 2005 and $88 million for the six months ended June 30, 2005, compared to similar periods in 2004. The revenue associated with these fees is reflected in equipment and other revenue (see equipment and other revenue discussion above).

Depreciation and amortization. Depreciation and amortization increased by $72 million, or 6.5%, for the quarter ended June 30, 2005 and $167 million, or 7.7%, for the six months ended June 30, 2005, compared to similar periods in 2004. This increase was primarily due to the increase in depreciable assets since the second quarter of 2004, as a result of our network build program. We expect depreciation expense to continue to increase over time as we continue to increase our capital spending to build-out and upgrade our network.

Other Income (Expenses)
(Dollars in Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change

Interest expense, net	$(159)	$(167)	-4.8%	$(327)	$(339)	-3.5%
Minority interests	(48)	(54)	-11.1%	(98)	(106)	-7.5%
Other, net	5	2	150.0%	7	5	40.0%
Provision for income taxes	(114)	(98)	16.3%	(202)	(170)	18.8%

Interest expense, net. Interest expense, net, decreased by $8 million, or 4.8%, in the second quarter of 2005 and decreased by $12 million, or 3.5%, for the six months ended June 30, 2005, compared to similar periods in 2004. The decrease in the second quarter of 2005 was primarily due to an increase in capitalized interest of $54 million and a decrease in the weighted average interest rate for borrowings from Verizon Communications Inc. (“Verizon Communications”) from approximately 6.0% in the second quarter of 2004 to approximately 5.0% in the second quarter of 2005, partially offset by higher average debt levels. The decrease for the six months ended June 30, 2005 was primarily due to an increase in capitalized interest of $64 million and a decrease in the weighted average interest rate for borrowings from Verizon Communications from approximately 6.2% in the first six months of 2004 to approximately 5.4% in the first six months of 2005, partially offset by higher average debt levels.

Minority interests. Minority interests decreased by $6 million, or 11.1%, for the second quarter of 2005 and $8 million, or 7.5%, for the six months ended June 30, 2005, compared to similar periods in 2004. These decreases were mainly attributable to decreases in the rate of growth in income from subsidiary partnerships.

Provision for income taxes. Generally, the Partnership is not subject to federal or state tax on income generated from markets it owns directly or through partnership entities. However, the Partnership does own some of its markets through corporate entities, which are required to provide for both federal and state tax on their income. The tax provision was $114 million for the second quarter of 2005 and $202 million for the six months ended June 30, 2005. The effective tax rates were 7.2% for the second quarter of 2005, compared to 7.0% for the second quarter of 2004 and 7.0% for the six months ended June 30, 2005, compared to 7.2% for the six months ended June 30, 2004. The increase in the effective tax rate for the three months ended June 30, 2005 was mainly attributable to an increase in the proportion of income earned through corporate entities compared to markets owned directly or through partnership entities. The decrease in the effective tax rate for the six months ended June 30, 2005 was mainly attributable to a decrease in the proportion of income earned through corporate entities compared to markets owned directly or through partnership entities.

Consolidated Financial Condition

(Dollars in Millions)	Six Months Ended June 30,
	2005	2004	$ Change

Cash Flows Provided By (Used In)
Operating activities	$5,553	$4,353	$1,200
Investing activities	(7,706)	(2,752)	(4,954)
Financing activities	2,182	(1,554)	3,736

Increase (Decrease) in Cash	$29	$47	$(18)

Historically, we have funded our operations and other cash needs utilizing internally generated funds and intercompany and external borrowings, and we expect to rely on a combination of these sources to fund continued capital expenditures, acquisitions, distributions and debt service needs. Sources of future intercompany and external financing requirements may include a combination of debt financing provided through intercompany debt facilities with Verizon Communications, borrowings from banks or debt issued in private placements or in the public markets. We believe that internally generated funds will be sufficient to fund anticipated capital expenditures, tax distributions and interest payments on our debt in the next several years. Internally generated funds would not be sufficient to repay the principal on our debt when due, including demand notes owed to Verizon Communications (if we were required to repay that debt in the next several years) and would not be sufficient to honor any exercise by Vodafone Group Plc (“Vodafone”) of its put rights. See “Cash Flows Used In Financing Activities.” We expect to refinance our outstanding debt when due with new debt financings, including debt financing provided either through intercompany borrowings, private placements, bank borrowings or public financing, and would seek other financing to honor any exercise of the put rights. We refinanced the $1.5 billion Floating Rate Notes due May 23, 2005, through intercompany borrowings.

On February 18, 2005, we signed an additional promissory note with Verizon Global Funding Corp. (“VGF”), a wholly-owned subsidiary of Verizon Communications, that permits us to borrow, repay and re-borrow from time to time up to a maximum principal amount of $6.5 billion with a maturity date of February 22, 2008. Amounts borrowed under the note bear interest at a rate per annum equal to one-month LIBOR plus 20 basis points for each interest period, with the interest rate being adjusted on the first business day of each month. To the extent we need additional financing, we believe we could obtain it, however, Verizon Communications has no commitment to provide any further financing to us, and we have no commitments from any third parties.

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

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for a description of our contractual obligations and commitments as of December 31, 2004. Except as noted herein, there were no material changes to our contractual obligations and commitments as of June 30, 2005 from the information set forth in the Annual Report on Form 10-K. See “Cash Flows Used In Financing Activities” below.

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. The $1.2 billion increase in cash flows provided by operating activities in the first six months of 2005 compared to the similar period in 2004 was primarily due to an increase in operating income excluding depreciation and amortization and favorable changes in working capital.

Cash Flows Used In Investing Activities

Generally, capital expenditures are our primary use of cash for investing activities. Our capital expenditures, excluding acquisitions, were $3.3 billion for the six months ended June 30, 2005, compared to $2.7 billion for the similar period in 2004, and were used primarily to increase the capacity of our wireless network to meet usage demand, expand our network footprint, facilitate the introduction of new products and services through our EV-DO deployment, and increase the operating efficiency of our wireless network.

We invested $4.1 billion in acquisitions during the first six months of 2005, including $3.0 billion for 23 PCS licenses and certain tax net operating losses through the purchase of NextWave Telecom Inc. stock, $418 million for the Qwest PCS licenses and related network assets, $365 million related to the FCC auction that concluded in February 2005 and $230 million for the Metro PCS, Inc. spectrum. In addition, we made deposits totaling $276 million, representing the full funding commitment of Vista PCS, LLC (“Vista”), for the PCS licenses for which Vista was the high bidder in that FCC auction. Vista is a joint venture between Valley Communications, LLC and us, the results of which are consolidated by us.

Cash Flows Used In Financing Activities

Our total debt increased by $4.4 billion for the first six months of 2005, compared to the similar period in 2004. Our net intercompany debt increased by $5.9 billion and was used, together with cash flows from operations, primarily to fund the acquisition of the NextWave and Qwest PCS licenses and other wireless properties, invest in our network through capital expenditures and to make distributions to our owners. We also used $1.5 billion to repay the Floating Rate Notes that came due on May 23, 2005. As of June 30, 2005, we had approximately $7.1 billion of demand notes payable to VGF and approximately $9.3 billion of term borrowings payable to VGF and other Verizon Communications subsidiaries.

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

Our debt to equity ratio (including partner’s capital subject to redemption) was 43% at June 30, 2005, compared to 34% at December 31, 2004 and 33% at June 30, 2004.

We made distributions to our owners of approximately $2.1 billion in the first six months of 2005. In May 2005 we made a $128 million tax distribution. In February 2005 we made a $2.0 billion distribution, which represented payments to our owners corresponding to 70.0% of our adjusted pre-tax income for the six month period ended December 31, 2004, which we are required to distribute subject to our meeting certain financial targets. This non-tax related distribution requirement expired in April 2005. Under our partnership agreement, we must continue tax distributions, and it is also contemplated that we will continue to have a policy for non-tax related distributions, which will provide for distributions at a level as determined from time to time by our board of representatives, taking into account relevant factors, including our financial performance and capital requirements. The board has not yet established a new policy for non-tax related distributions.

In addition, under the terms of an agreement entered into among Verizon Communications, Vodafone and us on April 3, 2000, Vodafone may require us to purchase up to an aggregate of $20 billion of Vodafone’s interest in the Partnership, at its then fair market value. Up to $10 billion was redeemable during the 61-day period that opened on June 10 and closed on August 9 in 2004. Vodafone did not exercise its redemption rights during that period. As a result, $20 billion, not to exceed $10 billion in any one year, remains redeemable during the 61-day periods opening on June 10 and closing on August 9 in 2005, 2006 and/or 2007. Verizon Communications has the right, exercisable at its sole discretion, to purchase all or a portion of this interest instead of us. However, even if Verizon Communications exercises this right, Vodafone has the option to require us to purchase up to $7.5 billion of this interest redeemable during the 61-day periods opening on June 10 and closing on August 9 in 2005, 2006 and/or 2007 with cash or contributed debt. Accordingly, $20 billion of partners’ capital has been classified as redeemable on the accompanying consolidated balance sheets. We will need to obtain financing if we are required to repurchase these interests. We have no commitment for such financing. As of August 4, 2005, Vodafone had not exercised its put rights for the 61-day period that will end August 9, 2005.

Market Risk

Our primary market risk relates to changes in interest rates, which could impact results of operations. As of June 30, 2005, we had $16.0 billion of aggregate floating rate debt outstanding under intercompany loan facilities. As of June 30, 2005, approximately $9.5 billion of the intercompany loans bear interest at rates that vary with Verizon Communications’ cost of funding; because a portion of its debt is fixed-rate, and because its cost of funding may be affected by events related solely to it, our interest rates may not adjust in accordance with market rates. A change in our interest rates of 100 basis points would change our annual interest expense by approximately $160 million.

We also had exposure to fluctuations in foreign exchange rates as a result of a series of sale/leaseback transactions that obligated us to make payments in Japanese yen. During the second quarter of 2005 we made final payments of $3 million, which satisfied all of our remaining obligations under these transactions and related forward exchange contracts.

Other Factors That May Affect Future Results

Recent Developments

On August 3, 2005, we completed the purchase of 23 PCS licenses and related network assets from Cricket Communications, Inc., a subsidiary of Leap Wireless International, Inc. for, and certain of its affiliates, $102.5 million in cash. The licenses cover the Michigan BTAs of Battle Creek, Flint, Kalamazoo and Jackson, and 16 other markets in Michigan, Wisconsin, Alabama, Arkansas, Mississippi and New York. These licenses will provide an opportunity for additional expansion into markets in Michigan, Arkansas, Alabama, Mississippi and Wisconsin, and necessary capacity for existing markets in Michigan, Arkansas, Alabama, Mississippi and upstate New York.

On July 13, 2005 we completed the purchase of spectrum licenses in 10 North Carolina markets from Urban Comm-North Carolina for $68.5 million. The purchase includes 10, 20 and 30 MHz licenses, in the 1.9 GHz PCS frequency range, covering a population of 3.9 million people. Three of the licenses will be used to expand our network to meet customers’ increasing demand for our services in areas we currently serve, including Raleigh-Durham, Fayetteville and Burlington. The remaining licenses will be used to help expand our footprint into new markets, including Wilmington, Greenville, Rocky Mount, Roanoke Rapids, Goldsboro, New Bern and Jacksonville.

On May 11, 2005, we completed the purchase from MetroPCS, Inc. of 10 MHz of PCS spectrum covering the San Francisco BTA for $230 million. The license covers a population of approximately 7.3 million and will provide spectrum capacity in the San Francisco, Oakland and San Jose markets.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with a) employees, except for certain equity instruments held by employee share ownership plans, and b) nonemployees when acquiring goods or services. In April 2005, the Securities and Exchange Commission (“SEC”) delayed the implementation date of SFAS No. 123(R). We will adopt the revised standard in the first quarter of 2006. We are currently evaluating the provisions of this statement and do not expect our adoption of SFAS No. 123(R) to have a material effect on our consolidated financial statements.

On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share Based Payments.” This SAB expresses the views of the SEC staff regarding the relationship between SFAS No. 123(R), “Share-Based Payment” and certain SEC rules and regulations. In particular, this SAB provides guidance related to valuation methods, the classification of compensation expense, non-GAAP financial measures, the accounting for income tax effects of share-based payment arrangements, disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123(R), and interpretations of other share-based payment arrangements. We will adopt SAB No. 107 in conjunction with our adoption of SFAS No. 123(R) in the first quarter of 2006. We do not expect the adoption of this SAB to have a material effect on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations –an interpretation of FASB Statement No. 143.” This interpretation clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform a future asset retirement when uncertainty exists about the timing and/or method of settlement of the obligation. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists, as defined by the interpretation. An entity is required to recognize a liability for the fair value of the obligation if the fair value of the liability can be reasonably estimated. We will adopt the interpretation effective December 31, 2005. We are currently reviewing this interpretation, and do not expect our adoption of the interpretation to have a material effect on our consolidated financial statements.

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

  regulatory and taxation developments, including new regulations and taxes that could increase our cost of doing business or reduce demand for our services;

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

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries would be accumulated and communicated to them by others within those entities, particularly during the period in which this quarterly report was being prepared, to allow timely decisions regarding required disclosure.

There were no changes in the registrant’s internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

On or about April 28, 2005, an amended complaint was served on Cellco Partnership a/k/a and d/b/a Verizon Wireless, Verizon Communications Inc., Verizon Select Services Inc. and Codetel International Communications Incorporated by Aerotel, Ltd. in connection with an action filed in the United States District Court for the Southern District of New York, entitled, Aerotel, Ltd. v. Verizon Communications Inc., Cellco Partnership a/k/a and d/b/a Verizon Wireless, Verizon Select Services, and Codetel International Communications Incorporated. Plaintiff alleges breach of contract and seeks a declaratory judgment that defendants' products and services are covered by, and unless licensed would infringe, Aerotel's 1-800 calling card service patent. Plaintiff seeks unspecified money damages of at least $180 million plus interest from all defendants, attorneys’ fees and declarations of infringement. We are not currently able to assess the impact, if any, of the action on our consolidated financial statements.

Maloney v. Sprint Corp., et al., (Court of Common Pleas, Akin County, South Carolina). On February 17, 2005, the plaintiff filed this tying class action against Verizon Wireless and other carriers, purportedly on behalf of a class of South Carolina customers based on allegations that defendants conspired to restrain trade, conspired to monopolize, and entered agreements in restraint of trade by locking cellular phones, tying the sale of handsets to service, eliminating alternative sources of handsets and horizontally dividing the market for handsets. Plaintiff asserts causes of action for violation of the South Carolina Antitrust Act, unjust enrichment, money had and received, civil conspiracy, and fraudulent concealment. Plaintiff seeks a permanent injunction, compensatory damages, restitution and punitive damages. On July 13, 2005 defendants removed the action to federal court. On July 14, 2005, defendants filed a notice of potential tag-along action with the Judicial Panel on Multidistrict Litigation (“JPML”) to consolidate this matter with the pending MDL 1513 – In re Wireless Telephone Services Antitrust Litigation. We are not currently able to assess the impact, if any, of the action on our consolidated financial statements.

On February 15, 2005, a wage hour class action was filed by an employee in California Superior Court, Los Angeles County, DeLeon v. Verizon Wireless LLC. Plaintiff alleges that Verizon Wireless failed to pay regular and overtime wages to a class of California sales employees. Plaintiff seeks unspecified money damages in the form of unpaid wages, unpaid overtime, statutory penalties, pre-judgment interest, punitive damages and attorneys’ fees and injunctive relief. Our petition to compel arbitration is pending. We are not currently able to assess the impact, if any, of the action on our consolidated financial statements.

The following describes material developments in legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2004:

Plaintiffs have agreed to stay all state court proceedings in Pinney, et al. v. Nokia Inc., et al.; Farina, et al. v. Nokia Inc., et al.; Gilliam, et al. v. Nokia Inc., et al.; Gimpelson et al. v. Nokia Inc., et al.; and Brower, et al. v. Motorola, Inc., et al., pending resolution of defendants’ petition for a writ of certiorari to the U.S. Supreme Court, to be filed by August 10, 2005.

On July 15, 2005, the parties entered into a stipulation to settle three purported class actions alleging that Verizon Wireless did not adequately disclose certain limitations on the Bluetooth technology that was included in the Motorola V710 handset that has been available for use on the Verizon Wireless network since August 2004: Opperman, et al. v. Cellco Partnership, et al., (Superior Court of California, Los Angeles County); Zhao v. Verizon Wireless, Inc., (Ohio Court of Common Pleas, Cuyahoga County); and Kaner, et al. v. Cellco Partnership, (American Arbitration Association). A preliminary approval hearing will be held in California Superior Court, Los Angeles County, on August 25, 2005. The settlement, if approved by the court, will provide claimants who submit a claim form under penalty of perjury with the option of either: (1) retaining their V710 handset and receiving a $25 bill credit; (2) returning their phone and accessories, receiving the actual purchase price or $200 if they do not have a receipt, and canceling service; or (3) returning their phone and receiving a credit (for $200 or the actual purchase price) towards a new phone. The agreement does not address attorneys’ fees, which will be determined by the court. We are not currently able to assess the impact, if any, of this action on our consolidated financial statements.

On June 3, 2005, the plaintiff in Brown v. Verizon Wireless Services, LLC (Florida Circuit Court) also filed a demand for arbitration with the American Arbitration Association, purportedly on behalf of a nationwide class of Verizon Wireless subscribers (except for California subscribers). The arbitration demand generally asserts the same early termination fee and handset locking claims as the court action, but also adds a claim for violation of section 201 of the Communications Act. We are not currently able to assess the impact, if any, of the action on our consolidated financial statements.

On March 25, 2005, defendants removed the McClain tying class action from Tennessee state court to federal court. On April 4, 2005, defendants filed a notice of potential tag-along action with the JPML to join this matter with the pending MDL 1513 - In re Wireless Telephone Services Antitrust Litigation. On May 16, 2005, plaintiffs filed a motion to remand the case to state court. On May 24, 2005, the MDL Panel issued a Conditional Transfer Order, conditionally transferring the case to the Southern District of New York for coordinated pretrial proceedings with the JPML 1513 litigation. On June 23, 2005, plaintiffs moved to vacate the Order. We are not currently able to assess the impact, if any, of the action on our consolidated financial statements.

On December 23, 2004, we disclosed to the United States Environmental Protection Agency (“EPA”) the existence of potential violations of reporting requirements for a number of our cell sites. After an internal investigation, the results of which were provided to the EPA, we concluded that there were violations for 429 sites. The EPA proposed a settlement agreement granting us self-disclosure treatment and imposing a penalty of $10,913. The settlement agreement and self-disclosure treatment must be approved by the Environmental Appeals Board. While that approval has been pending, we identified and reported to EPA on June 22, 2005 22 additional potential violations. We do not believe that these additional violations will negatively impact our ability to conclude our settlement of the 429 initial violations for a penalty of $10,913. In addition, we believe we may be able to settle the 22 additional potential violations on similar terms. However, if the EPA refuses to grant us self-disclosure treatment for either set of violations, a larger fine may result. We do not believe the amount of such a larger fine will be material to our consolidated financial statements but it could exceed $100,000.

The class action settlement of Ramirez v. Verizon Wireless, filed on November 20, 2002 in the Superior Court of California, Los Angeles County has been judicially approved and implemented. The case alleged the misclassification of retail managers and assistant managers under California law and was settled for a non-material amount. In Evenson v. Verizon Wireless, filed on March 6, 2003 in the Superior Court of California, Los Angeles County, alleging improper wage deduction and failure to pay overtime on a timely basis, plaintiffs have filed a demand for class action arbitration with the American Arbitration Association on behalf of a class of employees who have signed arbitration agreements. We are not currently able to assess the impact, if any, of the action on our consolidated financial statements.

Item 6.	Exhibits

Exhibits:
3.3	Cellco Partnership Amended and Restated Partnership Agreement (previously filed as an exhibit to Verizon Wireless Inc.’s Registration Statement on Form S-1 (No. 333-44394) and incorporated by reference herein)

3.3.1	Amendment and Joinder to Cellco Partnership Amended and Restated Partnership Agreement dated as of July 10, 2000 (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

3.3.2	Amendment to Cellco Partnership Amended and Restated Partnership Agreement dated as of July 24, 2003 (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (No. 333-92214) and incorporated by reference herein)

3.3.3	Amendment to Cellco Partnership Amended and Restated Partnership Agreement dated as of February 26, 2004 (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (No. 333-92214) and incorporated by reference herein)

4.1	Indenture dated as of December 17, 2001 among Cellco Partnership and Verizon Wireless Capital LLC as Issuers and First Union National Bank as Trustee (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

4.2	Form of global certificate representing the 5.375% Notes due 2006 (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

4.3	Promissory note between Cellco Partnership and Verizon Global Funding Corp. dated February 18, 2005 (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (No. 333-92214) and incorporated by reference herein)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLCO PARTNERSHIP

Date: August 8, 2005	By	/s/ John Townsend

John Townsend
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Unless otherwise indicated, all information is as of August 4, 2005.