Form 10-Q
period 2005-09-30
CELLCO PARTNERSHIP
filed 2005-11-08
CIK 1175215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 333-92214

Cellco Partnership
(Exact name of registrant as specified in its charter)

Delaware (State of Organization)	22-3372889 (I.R.S. Employer Identification No.)

180 Washington Valley Road Bedminster, New Jersey (Address of principal executive offices)	07921 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes__  No Ö_

Table of Contents

Item No.

Part I. Financial Information		Page

1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Operations and Comprehensive Income
	Three and nine months ended September 30, 2005 and 2004	1

	Condensed Consolidated Balance Sheets
	September 30, 2005 and December 31, 2004	2

	Condensed Consolidated Statements of Cash Flows
	Nine months ended September 30, 2005 and 2004	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4

2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	10

3.	Quantitative and Qualitative Disclosures About Market Risk	19

4.	Controls and Procedures	19

Part II. Other Information

1.	Legal Proceedings	20

6.	Exhibits	21

Signature		22

Part I - Financial Information Item 1. Financial Statements

Item 1. Financial Statements

Condensed Consolidated Statements of Operations and Comprehensive Income
Cellco Partnership (d/b/a Verizon Wireless)

(Dollars in Millions) (Unaudited)	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2004	2005	2004

Operating Revenue
Service revenue	$7,270	$6,389	$20,701	$17,933
Equipment and other	1,081	922	2,914	2,387

Total operating revenue	8,351	7,311	23,615	20,320

Operating Costs and Expenses
Cost of service (excluding depreciation and amortization
related to network assets included below)	1,113	939	3,092	2,627
Cost of equipment	1,406	1,168	3,807	2,992
Selling, general and administrative	2,814	2,411	8,051	6,933
Depreciation and amortization	1,199	1,147	3,524	3,305

Total operating costs and expenses	6,532	5,665	18,474	15,857

Operating Income	1,819	1,646	5,141	4,463

Other Income (Expenses)
Interest expense, net	(137)	(157)	(464)	(496)
Minority interests	(56)	(50)	(154)	(156)
Other, net	3	31	10	36

Income before provision for income taxes	1,629	1,470	4,533	3,847
Provision for income taxes	(96)	(99)	(298)	(269)

Net Income	1,533	1,371	4,235	3,578

Other Comprehensive Income
Unrealized gain on derivative financial instruments	-	2	-	3

Comprehensive Income	$1,533	$1,373	$4,235	$3,581

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Cellco Partnership (d/b/a Verizon Wireless)

(Dollars in Millions) (Unaudited)	September 30,	December 31,
	2005	2004

Assets
Current assets
Cash	$221	$171
Receivables, net of allowances of $194 and $223	2,794	2,489
Due from affiliates, net	54	168
Unbilled revenue	329	333
Inventories, net	679	666
Prepaid expenses and other current assets	278	276

Total current assets	4,355	4,103

Property, plant and equipment, net	22,533	20,514
Wireless licenses, net	47,702	42,067
Other intangibles, net	291	613
Deferred charges and other assets, net	798	529

Total assets	$75,679	$67,826

Liabilities and Partners’ Capital
Current liabilities
Short-term obligations, including current maturities	$-	$1,535
Due to affiliates	-	7,689
Accounts payable and accrued liabilities	4,381	3,713
Advance billings	889	830
Other current liabilities	154	162

Total current liabilities	5,424	13,929

Long-term debt	2,497	2,495
Due to affiliates	15,090	2,781
Deferred tax liabilities, net	5,501	4,215
Other non-current liabilities	698	423

Total liabilities	29,210	23,843

Minority interests in consolidated entities	1,630	1,575
Partner’s capital subject to redemption	20,000	20,000

Commitments and contingencies (see Note 6)

Partners’ capital
Capital	24,881	22,450
Accumulated other comprehensive loss	(42)	(42)

Total partners’ capital	24,839	22,408

Total liabilities and partners’ capital	$75,679	$67,826

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Cellco Partnership (d/b/a Verizon Wireless)

(Dollars in Millions) (Unaudited)	Nine Months Ended September 30,
	2005	2004

Cash Flows from Operating Activities
Net income	$4,235	$3,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,524	3,305
Equity in income of unconsolidated entities	(12)	(40)
Minority interests	154	156
Loss on disposal of property, plant and equipment	14	-
Changes in certain assets and liabilities (net of the effects of purchased and
disposed businesses)	283	102

Net cash provided by operating activities	8,198	7,101

Cash Flows from Investing Activities
Capital expenditures	(4,962)	(4,121)
Acquisitions of businesses, licenses and other assets, net of cash acquired	(4,249)	(11)
Wireless license deposits	(307)	(186)
Distributions from unconsolidated entities, net	11	13

Net cash used in investing activities	(9,507)	(4,305)

Cash Flows from Financing Activities
Net proceeds from affiliates	4,792	676
Net change in short-term obligations	(1,533)	(71)
Contribution from partner, net	512	-
Distributions to partners	(2,316)	(3,253)
Contributions from minority investors	14	-
Distributions to minority investors, net	(110)	(108)

Net cash provided by (used in) financing activities	1,359	(2,756)

Increase in cash	50	40
Cash, beginning of period	171	137

Cash, end of period	$221	$177

See Notes to Unaudited Condensed Consolidated Financial Statements

Notes to Unaudited Condensed Consolidated Financial Statements
Cellco Partnership (d/b/a Verizon Wireless)

1. Background and Basis of Presentation

Cellco Partnership (the ‘‘Partnership’’), doing business as Verizon Wireless, provides wireless voice and data services and related equipment to consumers and business customers in the markets in which it operates. The Partnership is the industry-leading wireless communications provider in the United States in terms of profitability, as measured by operating income, and the second largest domestic wireless carrier in terms of the number of customers and revenues. The Partnership offers wireless voice and data services across one of the most extensive wireless networks in the U.S.

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules and regulations for interim reporting. These rules and regulations allow certain information required under accounting principles generally accepted in the United States of America (“GAAP”) to be condensed or omitted, provided that the interim financial statements, when read in conjunction with the Partnership’s annual audited consolidated financial statements included in the most recent Annual Report on Form 10-K for the year ended December 31, 2004, provide a fair presentation of the Partnership’s interim financial position, results of operations and cash flows. These interim financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items.

Certain reclassifications have been made to the 2004 condensed consolidated financial statements to conform to the current period presentation.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with a) employees, except for certain equity instruments held by employee share ownership plans, and b) non-employees when acquiring goods or services. In April 2005, the SEC delayed the implementation date of SFAS No. 123(R). The Partnership will adopt the revised standard in the first quarter of 2006. The Partnership is currently evaluating the provisions of this statement and does not expect its adoption of SFAS No. 123(R) to have a material effect on the Partnership’s consolidated financial statements.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of SFAS No. 143.” This interpretation clarifies that the term “conditional asset retirement obligation” refers to a legal obligation to perform a future asset retirement when uncertainty exists about the timing and/or method of settlement of the obligation. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists, as defined by the interpretation. An entity is required to recognize a liability for the fair value of the obligation if the fair value of the liability can be reasonably estimated. The Partnership will adopt the interpretation effective December 31, 2005. The Partnership is currently reviewing this interpretation, and does not expect its adoption of the interpretation to have a material effect on the Partnership’s consolidated financial statements.

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

The changes in the carrying amount of wireless licenses are as follows:

(Dollars in Millions)	Wireless Licenses, Net (a)	Wireless Licenses Associated with Equity Method Investments (b)	Total

Balance, net, as of January 1, 2005	$42,067	$30	$42,097
Wireless licenses acquired (See Note 3)	5,501	-	5,501
Other	134	(6)	128

Balance, net, as of September 30, 2005	$47,702	$24	$47,726

(a)	Interest costs of $134 and $48 were capitalized in wireless licenses during the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively.
(b)	Included in deferred charges and other assets, net.

Other intangibles, net, consist of the following:

(Dollars in Millions)	September 30,	December 31,
	2005	2004

Customer lists (4-7 yrs.)	$3,434	$3,428
Other (8 yrs.)	22	2

	3,456	3,430
Less: accumulated amortization (a)(b)	3,165	2,817

Other intangibles, net	$291	$613

(a)	Amortization expense for the three and nine months ended September 30, 2005 was $117 and $348, respectively. Amortization expense for the three and nine months ended September 30, 2004 was $117 and $352, respectively.
(b)	Based solely on amortizable intangible assets existing at September 30, 2005, the estimated amortization expense for the five succeeding fiscal years is as follows:
Remainder of 2005	$116
2006	$136
2007	$16
2008	$8
2009	$4
thereafter	$11

3. Business Combinations and Other Acquisitions

On March 4, 2005, the Partnership completed the purchase from Qwest Wireless, LLC of all of its PCS licenses and related network assets for $419 million in cash, including post-closing adjustments. The licenses cover a population of approximately 30.9 million in 62 markets, and will provide needed spectrum capacity in certain of the Partnership’s existing major markets, such as Denver, Portland, Phoenix, Salt Lake City and Seattle.

On April 13, 2005, the Partnership completed the purchase of all of the stock of NextWave Telecom Inc., whereby it acquired 23 PCS licenses and certain tax net operating losses for approximately $3 billion in cash. The licenses cover a population of approximately 73 million and will provide spectrum capacity in key markets such as New York, Los Angeles, Boston, Washington D.C. and Detroit, and will expand the Partnership’s licensed footprint into Tulsa, Oklahoma.

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

On July 13, 2005, the Partnership completed the purchase of spectrum licenses in 10 North Carolina markets from Urban Comm-North Carolina for $68.5 million. The purchase includes 10, 20 and 30 MHz licenses, in the 1.9 GHz PCS frequency range, covering a population of 3.9 million people. Three of the licenses will be used to expand the Partnership’s network to meet customers’ increasing demand for services in areas the Partnership currently serves, including Raleigh-Durham, Fayetteville and Burlington. The remaining licenses will be used to help expand the Partnership’s footprint into new markets, including Wilmington, Greenville, Rocky Mount, Roanoke Rapids, Goldsboro, New Bern and Jacksonville.

On August 3, 2005, the Partnership completed the purchase of 23 PCS licenses and related network assets from Cricket Communications, Inc., a subsidiary of Leap Wireless International, Inc., and certain of its affiliates, for approximately $103 million in cash, which included purchase price adjustments and deferred consideration of approximately $3 million. The licenses cover the Michigan BTAs of Battle Creek, Flint, Kalamazoo and Jackson, and 16 other markets in Michigan, Wisconsin, Alabama, Arkansas, Mississippi and New York. These licenses will provide an opportunity for additional expansion into markets in Michigan, Arkansas, Alabama, Mississippi and Wisconsin, and necessary capacity for existing markets in Michigan, Arkansas, Alabama, Mississippi and upstate New York.

Other acquisitions in the nine months ended September 30, 2005 and 2004 consisted of various individually immaterial partnership interests and wireless licenses.

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

The following table presents information about the Partnership’s acquisitions for the nine months ended September 30, 2005 and 2004:

(Dollars in Millions)	Acquisition Date	Purchase Price (a)	Wireless Licenses	Net Tangible Assets	Other Assets and Liabilities, net

2005
Qwest (b)	March 2005	$419	$393	$39	$(13)
NextWave (b) (c)	April 2005	$3,003	$4,262	$-	$(1,259)
Auction 58 (d)	May 2005	$365	$365	$-	$-
Metro PCS	May 2005	$230	$230	$-	$-
Leap (b) (e)	August 2005	$103	$95	$8	$-
Various	Various	$163	$156	$3	$4

2004
Various	Various	$46	$19	$-	$27

(a)	Purchase price includes cash, assumption of debt, other liabilities, as well as the fair value of assets exchanged, as applicable.
(b)	The allocation of the purchase price is preliminary. However, the Partnership does not believe that future adjustments to the purchase price allocation will have a material effect on the Partnership’s financial position or results of operations.
(c)	Included in the transaction is the recording of a deferred tax liability, net.
(d)	Purchase price includes approximately $31 million of deposits paid in 2004.
(e)	Includes approximately $3 million of purchase price adjustments and deferred consideration.

4. Variable Interest Entities

In November 2004, the Partnership and Valley Communications, LLC (“Valley”) entered into an LLC Agreement (the “Agreement”) to form Vista PCS, LLC (“Vista”) in order to bid on PCS licenses. For the year ended December 31, 2004, Vista had no business activity other than its initial capitalization upon formation. On February 15, 2005, the FCC concluded an auction of 242 PCS licenses. Vista was the high bidder on 37 of these licenses.

The Partnership has provided capital contributions and debt financing to Vista. Under the Agreement, the Partnership has an 80% non-controlling interest in Vista, while Valley has the remaining 20% interest. Also, under the Agreement, Valley has voting control of Vista in that it has two of the three votes on Vista’s Management Committee. The Partnership has the remaining vote.

Additionally, pursuant to a Management Agreement, the Partnership will provide Vista assistance in building the wireless networks in the areas in which Vista owns the licenses purchased in the FCC auction.

The Partnership considers Vista to be a variable interest entity (“VIE”) because its voting rights are not proportional to its ownership interest and the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, consistent with paragraph 5 of FASB Interpretation No. 46(R). The Partnership owns a majority of the variable interests in Vista and is the primary beneficiary of Vista, and therefore consolidates Vista in accordance with paragraphs 14 and 15 of FASB Interpretation No. 46(R).

5. Debt

Term Notes Payable to Affiliates

On February 18, 2005, the Partnership signed a floating rate promissory note with Verizon Global Funding Corp. (“VGF”), a wholly-owned subsidiary of Verizon Communications Inc. (“Verizon”), that permits the Partnership to borrow, repay and re-borrow from time-to-time up to a maximum principal amount of $6.5 billion with a maturity date of February 22, 2008. Amounts borrowed under the note bear interest at a rate per annum equal to one-month LIBOR plus 20 basis points for each interest period, with the interest rate being adjusted on the first business day of each month. Borrowings under this note as of September 30, 2005 were $6.5 billion.

On September 1, 2005, the Partnership signed an additional floating rate promissory note (the “Floating Rate Note”) in the amount of approximately $2.4 billion payable to VGF, and due on August 1, 2009. Amounts borrowed under the Floating Rate Note bear interest at a rate per annum equal to one-month LIBOR plus 20 basis points for each interest period, with the interest rate being adjusted on the first business day of each month. The Floating Rate Note was effective as of July 1,

2005, and replaced a prior $2.4 billion term note due in 2009 to VGF, which was cancelled as a result. Borrowings under the Floating Rate Note at September 30, 2005 were approximately $2.4 billion.

Also on September 1, 2005, the Partnership signed a fixed rate promissory note (the “Fixed Rate Note”) that permits the Partnership to borrow, repay and re-borrow from time-to-time up to a maximum principal amount of $9.0 billion from VGF, with a maturity date of August 1, 2009. Amounts borrowed under the Fixed Rate Note generally bear interest at a rate of 5.8% per annum. The Fixed Rate Note was effective as of July 1, 2005, and replaced a prior demand note due to VGF, which was cancelled as a result. Borrowings under the Fixed Rate Note at September 30, 2005 were approximately $5.8 billion.

These borrowings are classified as due to affiliates (long-term) on the accompanying condensed consolidated balance sheet as of September 30, 2005.

6. Commitments and Contingencies

Under the terms of an agreement entered into among the Partnership, Verizon, and Vodafone Group Plc (“Vodafone”) on April 3, 2000, Vodafone may require the Partnership to purchase up to an aggregate of $20 billion of Vodafone’s interest in the Partnership, at its then fair market value. Up to $10 billion was redeemable during the 61-day periods that opened on June 10 and closed on August 9 in 2004 and 2005. Vodafone did not exercise its redemption rights during those periods. As a result, $20 billion, not to exceed $10 billion in any one year, remains redeemable during the 61-day periods opening on June 10 and closing on August 9 in 2006 and/or 2007. Verizon has the right, exercisable at its sole discretion, to purchase all or a portion of this interest instead of the Partnership. However, even if Verizon exercises this right, Vodafone has the option to require the Partnership to purchase up to $7.5 billion of this interest redeemable during the 61-day periods opening on June 10 and closing on August 9 in 2006 and/or 2007 with cash or contributed debt. Accordingly, $20 billion of partners’ capital has been classified as redeemable on the accompanying condensed consolidated balance sheets.

The U.S. Wireless Alliance Agreement entered into between Vodafone and Verizon in September 1999, as amended (the “Alliance Agreement”), contains a provision, subject to specified limitations, that requires Vodafone and Verizon to indemnify the Partnership for certain contingencies, excluding PrimeCo Personal Communications L.P. contingencies, arising prior to the formation of Verizon Wireless.

On October 14, 2003, the Partnership received, on behalf of our partners, a final purchase payment in respect of the disposition of the Chicago market that had previously been beneficially owned jointly by Verizon Communications and Vodafone. The receipt of this payment triggered an obligation of Verizon Communications and Vodafone pursuant to Section 7.6 of the Alliance Agreement to calculate certain payments received and expenses paid by Verizon Communications, Vodafone and each of their respective affiliates in connection with overlap market dispositions, together with certain adjustments. Also pursuant to this provision, upon completion of this calculation, either Verizon Communications or Vodafone was required to make a payment to the Partnership under certain circumstances. On September 1, 2005, Verizon Communications and Vodafone finalized this calculation. As a result, the Partnership received a capital contribution, net, from Verizon Communications through the payment of approximately $512 million, which was used to reduce the debt owed to Verizon Communications. This payment did not alter the percentage interests of any of the partners in the Partnership.

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

All of the above matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate liability with respect to these matters as of September 30, 2005 cannot be ascertained. The potential effect, if any, on the consolidated financial statements of the Partnership, in the period in which these matters are resolved, may be material.

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

Acquisition

On February 15, 2005, the FCC concluded an auction of 242 PCS licenses. Vista was high bidder on 37 of these licenses, available only to entities qualifying as an “entrepreneur” under FCC rules. Vista is a joint venture between the Partnership and Valley Communications, LLC, the results of which are consolidated by the Partnership. Vista’s winning bids totaled $332 million. The 37 licenses cover a population of approximately 34.4 million, including approximately 2.2 million in markets where the Partnership does not currently hold licenses. The licenses cover major markets, such as Charlotte, Cincinnati, Houston, Norfolk, Pittsburgh and Seattle. The Partnership has provided funding to Vista, through capital contributions and loans, in the amount of $314 million for payment for the Vista licenses. The granting of the licenses won in the auction by Vista remains subject to FCC approvals, which approvals are expected in late 2005 or early 2006. The payments made by Vista to the FCC have been reflected as deposits and are included in Deferred Charges and Other Assets, Net, in the accompanying condensed consolidated balance sheet.

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

Overview

We are the industry-leading wireless communications provider in the United States in terms of profitability, as measured by operating income, and the second largest domestic wireless carrier in terms of the number of customers and revenues. We offer wireless voice and data services across one of the most extensive wireless networks in the U.S. We believe our significant position within the wireless industry will allow us to take advantage of increasing penetration and usage trends within the United States in the coming years.

Our goal is to be the acknowledged market leader in providing wireless voice and data communication services in the U.S. Our focus is on providing a high-quality, differentiated service across a cost-effective digital network designed to meet the growing needs of our customers. To accomplish this goal, we will continue to implement the following key elements of our business strategy:

  Provide the highest network quality through our code division multiple access (“CDMA”) 1XRTT technology and a newer network technology, Evolution Data Optimized (“EV-DO”), which significantly increases data transmission rates.
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

There is substantial competition in the wireless telecommunications industry. We compete primarily against three other national wireless service providers: Cingular Wireless, T-Mobile USA and Sprint Nextel, which was formed in August 2005 and is the third largest U.S. wireless service provider in terms of customers. We believe that the following are the most important competitive factors in our industry: network quality, capacity and coverage; customer service; distribution; product development; pricing and capital resources.

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

The following items highlight selected elements of our results of operations and financial position in the third quarter of 2005 as they relate to our key business strategies:

Customer growth: We ended the third quarter of 2005 with 49.3 million customers, an increase of 17.0% over the third quarter of 2004. We added more than 1.9 million net customers during the quarter while reducing our total churn to 1.29% compared to 1.53% for the third quarter of 2004. Retail postpaid customers comprised approximately 93% of our total customer base as of September 30, 2005.

Revenue growth: Total revenue grew by 14.2% in the third quarter of 2005 compared to the third quarter of 2004, to $8.4 billion, driven by customer growth and increased data revenue. We continue to experience substantial year-over-year increases in data revenue and data revenue per customer.

Capital expenditures: We invested almost $5.0 billion in capital in the first nine months of 2005 in order to increase capacity on our network for usage demand and to facilitate the introduction of new products and services through new technologies such as EV-DO. We expect to cover nearly half the U.S. population with our EV-DO network by the end of 2005.

Cash flows: We generated approximately $8.2 billion of cash from operating activities during the first nine months of 2005, an increase of $1.1 billion over the first nine months of 2004. We used this cash, together with incremental borrowings, to invest in our network through capital expenditures, acquire approximately $4.2 billion in wireless licenses and other wireless properties, and to provide approximately $2.3 billion in distributions to our owners.

During the third quarter 2005, we incurred hurricane-related costs of approximately $44 million in our income statement for both hurricanes Katrina and Rita, included primarily in cost of service and selling, general and administrative expense.

Critical Accounting Policies and Estimates

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, the accounting for: allowances for uncollectible accounts receivable, unbilled revenue, fair values of financial instruments, depreciation and amortization, useful lives and impairment of assets, accrued expenses, inventory reserves, equity in income (loss) of unconsolidated entities, employee benefits, income taxes, contingencies and allocation of purchase prices in connection with business combinations and other acquisitions. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from those estimates.

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

We have evaluated our wireless licenses for potential impairment using a direct value methodology effective January 1, 2005. The valuation and analyses prepared in connection with the adoption of a direct value method resulted in no adjustment to the carrying value of our wireless licenses, and accordingly, had no effect on our results of operations and financial position. Future tests for impairment using a direct value method will be performed at least annually and, if events or circumstances warrant, more often.

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

Consolidated Results of Operations

Customers
Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change

Customers (end of period) (thousands)	49,291	42,118	17.0%	49,291	42,118	17.0%
Net additions in the period* (thousands)	1,918	1,674	14.6%	5,475	4,596	19.1%
Average monthly churn	1.29%	1.53%	-15.7%	1.28%	1.53%	-16.3%

*	Includes approximately 11 thousand customers in the three months ended September 30, 2005 and approximately 47 thousand customers in nine months ended September 30, 2005 added through property acquisitions.

We ended the third quarter of 2005 with 49.3 million customers, compared to 42.1 million customers at the end of the third quarter of 2004, an increase of approximately 7.2 million net new customers, or 17.0% . The overall composition of our customer base as of September 30, 2005 was approximately 92.6% retail postpaid, 3.1% retail prepaid and 4.3% resellers, compared to 91.8% retail postpaid, 3.7% retail prepaid and 4.5% resellers as of September 30, 2004.

Approximately 48.4 million, or 98%, of our customers as of September 30, 2005, subscribed to CDMA digital service, compared to 40.2 million, or 96%, of our customers as of September 30, 2004.

More than 1.9 million customers were added through internal growth during the third quarter of 2005, compared to 1.7 million during the third quarter of 2004. Retail net additions, which accounted for approximately 98% of the total customers added during the third quarter of 2005, increased 19.7%, compared to the third quarter of 2004.

Our total average monthly churn rate, the rate at which customers disconnect service, decreased to 1.29% in the third quarter of 2005 and decreased to 1.28% for the nine months ended September 30, 2005, compared to 1.53% for both the third quarter of 2004 and the nine months ended September 30, 2004, due to improvements in churn in our retail customer base. Retail postpaid churn decreased to 1.08% in the third quarter of 2005 and decreased to 1.07% for the nine months ended September 30, 2005, compared to 1.29% in the third quarter of 2004 and 1.28% for the nine months ended September 30, 2004.

Operating Revenue
(Dollars in Millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change

Service revenue	$7,270	$6,389	13.8%	$20,701	$17,933	15.4%
Equipment and other	1,081	922	17.2%	2,914	2,387	22.1%

Total operating revenue	$8,351	$7,311	14.2%	$23,615	$20,320	16.2%

Average service revenue per
customer per month	$50.13	$51.58	-2.8%	$49.54	$50.18	-1.3%

Total operating revenue grew by $1,040 million, or 14.2%, in the third quarter of 2005 and $3,295 million, or 16.2%, for the nine months ended September 30, 2005, compared to similar periods in 2004.

Service revenue. Service revenue grew by $881 million, or 13.8%, in the third quarter of 2005 and $2,768 million, or 15.4%, for the nine months ended September 30, 2005, compared to similar periods in 2004. This increase was primarily due to the 17.0% increase in customers partially offset by decreases in average service revenue per customer per month for the three and nine months ended September 30, 2005, compared to similar periods in 2004.

Average service revenue per customer per month decreased 2.8% to $50.13 for the third quarter of 2005 and decreased 1.3% to $49.54 for the nine months ended September 30, 2005, compared to similar periods in 2004. These decreases were primarily due to pricing changes to our America’s Choice and Family Share plans earlier in the year.

Partially offsetting the average service revenue per customer decreases was a 73% increase in data revenue per customer for the third quarter of 2005 and a 71% increase for the nine months ended September 30, 2005, compared to similar periods in 2004, driven by increased use of our messaging and other data services. Data revenue increased $311 million, or 103%, in the third quarter of 2005 and $755 million, or 100%, for the nine months ended September 30, 2005, compared to similar periods in 2004. Data revenue accounted for 8.4% and 7.3% of service revenue for the three and nine months ended September 30, 2005, respectively, compared to 4.7% and 4.2% for similar periods in 2004.

Equipment and other revenue. Equipment and other revenue grew by $159 million, or 17.2%, in the third quarter of 2005 and $527 million, or 22.1%, for the nine months ended September 30, 2005, compared to similar periods in 2004. These increases were primarily attributable to an increase in equipment revenue, caused by an increase in wireless devices sold of 22% in the third quarter of 2005 and 25% for the nine months ended September 30, 2005, compared to similar periods in 2004. The increases in units sold were driven by an increase in gross retail customer additions as well as equipment upgrades for the third quarter of 2005 and the nine months ended September 30, 2005, compared to similar periods in 2004.

Revenue associated with certain regulatory fees, primarily the Universal Service Fund (“USF”), increased by $31 million in the third quarter of 2005 and $117 million for the nine months ended September 30, 2005, compared to similar periods in 2004. The increase in the associated payments of these fees is reflected in selling, general and administrative expense. Offsetting these increases was a decrease in local number portability (“LNP”) cost recovery surcharges of $45 million for the third quarter of 2005 and $102 million for the nine months ended September 30, 2005, compared to similar periods in 2004. We began collecting these LNP surcharges in March 2004, but discontinued collecting them in November 2004.

Operating Costs and Expenses
(Dollars in Millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change

Cost of service	$1,113	$939	18.5%	$3,092	$2,627	17.7%
Cost of equipment	1,406	1,168	20.4%	3,807	2,992	27.2%
Selling, general and administrative	2,814	2,411	16.7%	8,051	6,933	16.1%
Depreciation and amortization	1,199	1,147	4.5%	3,524	3,305	6.6%

	$6,532	$5,665	15.3%	$18,474	$15,857	16.5%

Cost of service. Cost of service grew by $174 million, or 18.5%, for the third quarter of 2005 and $465 million, or 17.7%, for the nine months ended September 30, 2005, compared to similar periods in 2004. The increase was primarily due to increased network costs caused by increased network minutes of use of approximately 36% for the third quarter of 2005 and 37% for the nine months ended September 30, 2005, compared to similar periods in 2004, partially offset by lower roaming, local interconnection and long distance rates. Service margins (service revenue less cost of service, divided by service revenue) were approximately 85% for both the third quarter of 2005 and the nine months ended September 30, 2005, unchanged compared to the third quarter of 2004 and the nine months ended September 30, 2004.

Cost of equipment. Cost of equipment grew by $238 million, or 20.4%, in the third quarter of 2005 and $815 million, or 27.2%, for the nine months ended September 30, 2005, compared to similar periods in 2004. The increases were primarily attributed to an increase in wireless devices sold, driven by higher gross retail activations and equipment upgrades for the third quarter of 2005 and the nine months ended September 30, 2005, compared to similar periods in 2004. The increases in handsets sold and equipment upgrades caused negative equipment margins (equipment revenue less equipment cost) to increase for the third quarter of 2005 and the nine months ended September 30, 2005, compared to similar periods in 2004. We expect this trend to continue, to the extent we continue to increase the rate at which we add new customers, upgrade existing customer equipment and sell more data-enabled devices.

Selling, general and administrative expenses. Selling, general and administrative expenses grew by $403 million, or 16.7%, in the third quarter of 2005 and $1,118 million, or 16.1%, for the nine months ended September 30, 2005, compared to similar periods in 2004. These increases were primarily due to an increase in salary and benefits expense and sales commission expense.

Salary and benefits expense increased $139 million for the third quarter of 2005 and $398 million for the nine months ended September 30, 2005, compared to similar periods in 2004. This increase was the result of higher per employee salary and benefits costs and an increase in employees, primarily in the sales and customer care areas. The increase in the per employee salary and benefits cost was principally driven by an increase in costs in the first nine months of 2005 of approximately $171 million related to our long term incentive program.

In addition, sales commission expense in our direct and indirect channels increased an aggregate $96 million in the third quarter of 2005 and $227 million for the nine months ended September 30, 2005, compared to similar periods in 2004, primarily as a result of an increase in gross customer additions and customer renewals in those periods. Advertising and promotion expenses increased by $64 million in the third quarter 2005 and $218 million for the nine months ended September 30, 2005, compared to similar periods in 2004. To the extent gross customer additions and customer renewals continue to increase, we expect to continue to incur increased customer acquisition and retention-related expenses.

Costs associated with certain regulatory fees, primarily USF, increased by $28 million in the third quarter 2005 and $116 million for the nine months ended September 30, 2005, compared to similar periods in 2004. The revenue associated with these fees is reflected in equipment and other revenue (see equipment and other revenue discussion above).

Depreciation and amortization. Depreciation and amortization increased by $52 million, or 4.5%, for the quarter ended September 30, 2005 and $219 million, or 6.6%, for the nine months ended September 30, 2005, compared to similar periods in 2004. This increase was primarily due to the increase in depreciable assets since the third quarter of 2004, as a result of our network build program. We expect depreciation expense to continue to increase over time as we continue to increase our capital spending to upgrade and build-out our network.

Other Income (Expenses)
(Dollars in Millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change

Interest expense, net	$(137)	$(157)	-12.7%	$(464)	$(496)	-6.5%
Minority interests	(56)	(50)	12.0%	(154)	(156)	-1.3%
Other, net	3	31	-90.3%	10	36	-72.2%
Provision for income taxes	(96)	(99)	-3.0%	(298)	(269)	10.8%

Interest expense, net. Interest expense, net, decreased by $20 million, or 12.7%, in the third quarter of 2005 and decreased by $32 million, or 6.5%, for the nine months ended September 30, 2005, compared to similar periods in 2004. The decrease in the third quarter of 2005 was primarily due to an increase of $48 million in capitalized interest associated with spectrum purchases and a decrease in the weighted average interest rate for borrowings from Verizon Communications Inc. (“Verizon”) from approximately 5.8% in the third quarter of 2004 to approximately 4.2% in the third quarter of 2005, partially offset by higher average debt levels. The decrease for the nine months ended September 30, 2005 was primarily due to an increase of $112 million in capitalized interest and a decrease in the weighted average interest rate for borrowings from Verizon from approximately 6.1% in the first nine months of 2004 to approximately 5.0% in the first nine months of 2005, partially offset by higher average debt levels.

Other, net. Other, net decreased by $28 million, or 90.3%, for the third quarter of 2005 and $26 million, or 72.2%, for the nine months ended September 30, 2005, compared to similar periods in 2004. These decreases were mainly attributable to decreases in equity in income of unconsolidated entities. Included in the three and nine months ended September 30, 2004 is a gain on the disposal of certain equity investments recorded in July 2004.

Provision for income taxes. Generally, the Partnership is not subject to federal or state tax on income generated from markets it owns directly or through partnership entities. However, the Partnership does own some of its markets through corporate entities, which are required to provide for both federal and state tax on their income. The tax provision was $96 million for the third quarter of 2005 and $298 million for the nine months ended September 30, 2005. The effective tax rates were 5.9% for the third quarter of 2005, compared to 6.7% for the third quarter of 2004 and 6.6% for the nine months ended September 30, 2005, compared to 7.0% for the nine months ended September 30, 2004. The decrease in the effective tax rates for the three months and nine months ended September 30, 2005 was mainly attributable to a decrease in the proportion of income earned through corporate entities compared to markets owned directly or through partnership entities.

Consolidated Financial Condition

(Dollars in Millions)	Nine Months Ended September 30,
	2005	2004	$ Change

Cash Flows Provided By (Used In)
Operating activities	$8,198	$7,101	$1,097
Investing activities	(9,507)	(4,305)	(5,202)
Financing activities	1,359	(2,756)	4,115

Increase in Cash	$50	$40	$10

Historically, we have funded our operations and other cash needs utilizing internally generated funds and intercompany and external borrowings, and we expect to rely on a combination of these sources to fund continued capital expenditures, acquisitions, distributions and debt service needs. Sources of future intercompany and external financing requirements may include a combination of debt financing provided through intercompany debt facilities with Verizon, borrowings from banks or debt issued in private placements or in the public markets. We believe that internally generated funds will be sufficient to fund anticipated capital expenditures, tax distributions and interest payments on our debt in the next several years. Internally generated funds may not be sufficient to repay the principal on our debt when due, and would not be sufficient to honor any exercise by Vodafone Group Plc (“Vodafone”) of its put rights. See “Cash Flows Used In Financing Activities.” To the extent internally generated funds are not sufficient to fund repayment, we expect to refinance our outstanding debt when due with new debt financings, including debt financing provided either through intercompany borrowings, private placements, bank borrowings or public financing, and would also seek other financing to honor any exercise of the put rights.

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

On February 18, 2005, we signed a floating rate promissory note with Verizon Global Funding Corp. (“VGF”), a wholly-owned subsidiary of Verizon, that permits us to borrow, repay and re-borrow from time to time up to a maximum principal amount of $6.5 billion with a maturity date of February 22, 2008. Amounts borrowed under the note bear interest at a rate per annum equal to one-month LIBOR plus 20 basis points for each interest period, with the interest rate being adjusted on the first business day of each month. Borrowings under this note as of September 30, 2005 were $6.5 billion.

On September 1, 2005, we signed an additional floating rate promissory note (the “Floating Rate Note”) in the amount of approximately $2.4 billion payable to VGF and due on August 1, 2009. Amounts borrowed under the Floating Rate Note bear interest at a rate per annum equal to one-month LIBOR plus 20 basis points for each interest period, with the interest rate being adjusted on the first business day of each month. The Floating Rate Note was effective as of July 1, 2005, and replaced a prior $2.4 billion term note due in 2009 to VGF, which was cancelled as a result. Borrowings under the Floating Rate Note at September 30, 2005 were approximately $2.4 billion.

Also on September 1, 2005, we signed a fixed rate promissory note (the “Fixed Rate Note”) that permits us to borrow, repay and re-borrow from time-to-time up to a maximum principal amount of $9 billion from VGF, with a maturity date of August 1, 2009. Amounts borrowed under the Fixed Rate Note generally bear interest at a rate of 5.8% per annum. The Fixed Rate Note was effective as of July 1, 2005, and replaced a prior demand note due to VGF, which was cancelled as a result. Borrowings under the Fixed Rate Note at September 30, 2005 were approximately $5.8 billion.

To the extent we need additional financing, we believe we could obtain it, however, Verizon has no commitment to provide any further financing to us, and we have no commitments from any third parties.

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for a description of our contractual obligations and commitments as of December 31, 2004. Except as noted herein, there were no material changes to our contractual obligations and commitments as of September 30, 2005 from the information set forth in the Annual Report on Form 10-K. See “Cash Flows Used In Financing Activities” below.

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. The $1.1 billion increase in cash flows provided by operating activities in the first nine months of 2005 compared to the similar period in 2004 was primarily due to an increase in operating income excluding depreciation and amortization and favorable changes in working capital.

Cash Flows Used In Investing Activities

Generally, capital expenditures are our primary use of cash for investing activities. Our capital expenditures, excluding acquisitions, were almost $5.0 billion for the nine months ended September 30, 2005, compared to $4.1 billion for the similar period in 2004, and were used primarily to increase the capacity of our wireless network to meet usage demand, expand our network footprint, facilitate the introduction of new products and services through our EV-DO deployment, and increase the operating efficiency of our wireless network.

We invested $4.2 billion in acquisitions during the first nine months of 2005, including $3.0 billion for 23 PCS licenses and certain tax net operating losses through the purchase of NextWave Telecom Inc. stock, $419 million for the Qwest PCS licenses and related network assets, $334 million related to the FCC auction that concluded in February 2005 and $230 million for the Metro PCS, Inc. spectrum. In addition, we made deposits totaling $307 million, representing the full funding commitment of Vista PCS, LLC (“Vista”), for the PCS licenses for which Vista was the high bidder in that FCC auction. Vista is a joint venture between Valley Communications, LLC and us, the results of which are consolidated by us.

Cash Flows Provided By (Used In) Financing Activities

Our total debt increased by $3.3 billion for the first nine months of 2005. Our net intercompany debt increased by $4.8 billion and was used, together with cash flows from operations, primarily to fund the acquisition of the NextWave and Qwest PCS licenses and other wireless properties, invest in our network through capital expenditures and to make distributions to our owners. On September 2, 2005, we received a total payment of $172 million from Verizon and

Vodafone representing payment in full of the outstanding accounts receivables relating to transition services we provided to Verizon and Vodafone for properties that were divested upon the formation of Verizon Wireless. We also used $1.5 billion to repay the Floating Rate Notes that came due on May 23, 2005. As of September 30, 2005, we had approximately $15.1 billion of term borrowings payable to VGF and other Verizon subsidiaries.

On February 14, 2005, both S&P and Moody’s indicated that Verizon’s proposed acquisition of MCI Inc. may result in downgrades in Verizon’s debt ratings. At that same time, S&P placed our A+-rated long term debt on review with negative implications and Moody's changed the outlook on our A3-rated long term debt to stable from positive until its review of Verizon debt ratings is completed.

Our debt to equity ratio (including partner’s capital subject to redemption) was 39% at September 30, 2005, compared to 34% at December 31, 2004 and 35% at September 30, 2004.

We made distributions to our owners of approximately $2.3 billion in the first nine months of 2005. In February 2005 we made a $2.0 billion distribution, which represented payments to our owners corresponding to 70.0% of our adjusted pre-tax income for the six month period ended December 31, 2004, which we are required to distribute subject to our meeting certain financial targets. In August 2005 and May 2005 we made tax distributions of $190 million and $128 million, respectively. The non-tax related distribution requirement expired in April 2005. Under our partnership agreement, we must continue tax distributions, and it is also contemplated that we will continue to have a policy for non-tax related distributions, which will provide for distributions at a level as determined from time to time by our board of representatives, taking into account relevant factors, including our financial performance and capital requirements. The board has not yet established a new policy for non-tax related distributions.

On October 14, 2003, we received, on behalf of our partners, a final purchase payment in respect of the disposition of the Chicago market that had previously been beneficially owned jointly by Verizon and Vodafone. The receipt of this payment triggered an obligation of Verizon and Vodafone pursuant to Section 7.6 of the alliance agreement, as amended, to calculate certain payments received and expenses paid by Verizon, Vodafone and each of their respective affiliates in connection with overlap market dispositions, together with certain adjustments. Also pursuant to this provision, upon completion of this calculation, either Verizon or Vodafone was required to make a payment to us under certain circumstances. On September 1, 2005, Verizon and Vodafone finalized this calculation. As a result, Verizon made a payment to us of approximately $512 million, in the form of a capital contribution, net, which was used to immediately reduce the debt we owe to Verizon. This payment did not alter the percentage interests of any of our partners in the Partnership.

In addition, under the terms of an agreement entered into among Verizon, Vodafone and us on April 3, 2000, Vodafone may require us to purchase up to an aggregate of $20 billion of Vodafone’s interest in the Partnership, at its then fair market value. Up to $10 billion was redeemable during the 61-day periods that opened on June 10 and closed on August 9 in 2004 and 2005. Vodafone did not exercise its redemption rights during those periods. As a result, $20 billion, not to exceed $10 billion in any one year, remains redeemable during the 61-day periods opening on June 10 and closing on August 9 in 2006 and/or 2007. Verizon has the right, exercisable at its sole discretion, to purchase all or a portion of this interest instead of us. However, even if Verizon exercises this right, Vodafone has the option to require us to purchase up to $7.5 billion of this interest redeemable during the 61-day periods opening on June 10 and closing on August 9 in 2006 and/or 2007 with cash or contributed debt. Accordingly, $20 billion of partners’ capital has been classified as redeemable on the accompanying consolidated balance sheets. We will need to obtain financing if we are required to repurchase these interests. We have no commitment for such financing.

Market Risk

Our primary market risk relates to changes in interest rates, which could impact results of operations. As of September 30, 2005, we had $8.9 billion of floating rate promissory notes, payable to a subsidiary of Verizon. Amounts borrowed under these promissory notes bear interest at a rate per annum equal to one-month LIBOR plus 20 basis points for each monthly interest period. A change in LIBOR of 100 basis points would change our annual interest expense by approximately $89 million.

Other Factors That May Affect Future Results

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” This standard replaces SFAS No. 123, “Accounting for Stock- Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with a) employees, except for certain equity instruments held by employee share ownership plans, and b) non-employees when acquiring goods or services. In April 2005, the Securities and Exchange Commission (“SEC”) delayed the implementation date of SFAS No. 123(R). We will adopt the revised standard in the first quarter of 2006. We are currently evaluating the provisions of this statement and do not expect our adoption of SFAS No. 123(R) to have a material effect on our consolidated financial statements.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” This interpretation clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform a future asset retirement when uncertainty exists about the timing and/or method of settlement of the obligation. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists, as defined by the interpretation. An entity is required to recognize a liability for the fair value of the obligation if the fair value of the liability can be reasonably estimated. We will adopt the interpretation effective December 31, 2005. We are currently reviewing this interpretation, and do not expect our adoption of the interpretation to have a material effect on our consolidated financial statements.

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

  an adverse change in the ratings afforded our debt securities or those of Verizon by nationally accredited ratings organizations;

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

Part II - Other Information

Item 1. Legal Proceedings

On August 19, 2005, a wage hour class action was filed in United States District Court, Western District of Pennsylvania entitled Michael Weale v. Verizon Wireless, Inc. The plaintiff has agreed to amend its complaint to name Verizon Wireless as the sole defendant. The plaintiff alleges that Verizon Wireless, prior to March of 2005, pursued a policy and practice of forcing its customer service representatives to perform certain “work inception activities” prior to the start of their shifts without proper compensation. The plaintiff brings this action on behalf of all customer service representatives employed within Verizon Wireless’s call centers throughout the country. The plaintiff seeks unspecified money damages in the form of unpaid wages, liquidated damages, attorneys’ fees and injunctive relief. We are not currently able to assess the impact, if any, of the action on our consolidated financial statements.

On July 29, 2005, a patent infringement action, entitled Upaid Systems, Ltd. v. Qualcomm Incorporated and Cellco Partnership d/b/a Verizon Wireless, was commenced in the United States District Court for the Eastern District of Texas. Plaintiff alleges that Verizon Wireless and Qualcomm are infringing two patents held by plaintiff for a method of providing pre-paid telecommunication services and commercial transactions via a plurality of networks and platforms. Plaintiff seeks unspecified monetary or compensatory damages, treble damages, attorneys' fees and injunctive relief. We are not currently able to assess the impact, if any, of the action on our consolidated financial statements.

The following describes material developments in legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2004:

On August 29, 2005, the court in MDL 1513 - In re Wireless Telephone Services Antitrust Litigation (U.S. District Court, Southern District of New York) granted defendants’ motion for summary judgment dismissing the Brook, Beeler, Millen, Morales, and Truong cases. On October 3, 2005, plaintiffs filed a notice of appeal. On August 30, 2005, the district court denied defendants’ motion to dismiss the Freeland case as duplicative, and plaintiffs served their motion for class certification on October 21, 2005.

On July 29, 2005, the Judicial Panel on Multidistrict Litigation issued a conditional transfer order consolidating Maloney v. Sprint Corp, et al. (U.S. District Court, District of South Carolina) with the pending MDL 1513 - In re Wireless Telephone Services Antitrust Litigation. On August 15, 2005, plaintiff filed an opposition to the conditional transfer order and on August 29, 2005, plaintiff filed a motion to vacate the order. On September 20, 2005, defendants filed their opposition to the motion. On August 29, 2005, plaintiff filed a motion to remand the case to state court, to which defendants replied on September 16, 2005. The parties have agreed to a stay of substantive proceedings pending the ruling on plaintiff’s motion to remand.

On October 28, 2005, the U.S. Supreme Court denied a petition for a writ of certiorari filed by Verizon Wireless and other defendants in Pinney, et al. v. Nokia, Inc., et al. and related actions. That petition sought a remand to the Fourth Circuit for reconsideration on the issue of federal question jurisdiction in light of intervening Supreme Court precedent. In addition, on October 28, 2005, the Supreme Court denied a separate petition for writ of certiorari filed by certain other defendants in Naquin, et al. v Nokia, et al. That separate petition sought review of the Fourth Circuit’s decision reversing the District Court’s dismissal of the action on preemption grounds.

On September 2, 2005, the Los Angeles Superior Court entered an order preliminarily approving the settlement of Kaner, et al. v. Cellco Partnership (American Arbitration Association), Opperman, et al. v. Cellco Partnership, et al. (Superior Court of California, Los Angeles), and Zhao v. Verizon Wireless, Inc. (Ohio Court of Common Pleas, Cuyahoga County). A final hearing on the settlement and on plaintiffs’ counsels’ fee application is scheduled for January 17, 2006. If approved, the settlement would provide claimants who submit a claim form under penalty of perjury with the option of either: (1) retaining their V710 handset and receiving a $25 bill credit; (2) returning their phone and accessories, receiving the actual purchase price or $200 if they do not have a receipt, and canceling service; or (3) returning their phone and receiving a credit (for $200 or the actual purchase price) toward a new phone.

On December 23, 2004, we disclosed to the United States Environmental Protection Agency (“EPA”) the existence of potential violations of reporting requirements for a number of our cell sites. After an internal investigation, the results of which were provided to the EPA, we concluded that there were violations for 429 sites. The EPA proposed a settlement agreement granting us self-disclosure treatment and imposing a penalty of $10,913. The settlement agreement and self-

disclosure treatment must be approved by the Environmental Appeals Board. While that approval has been pending, we identified and reported to EPA on June 22, 2005 22 additional potential violations. We do not believe that these additional violations will negatively impact our ability to conclude our settlement of the 429 initial violations for a penalty of $10,913. In addition, we believe we may be able to settle the 22 additional potential violations on similar terms. However, if the EPA refuses to grant us self-disclosure treatment for either set of violations, a larger fine may result. We do not believe the amount of such a larger fine will be material to our consolidated financial statements but it could exceed $100,000.

Brown v. Verizon Wireless Services LLC (Florida Circuit Court) has been stayed pending conclusion of the arbitration before the American Arbitration Association.

Item 6. Exhibits

Exhibits:

3.3	Cellco Partnership Amended and Restated Partnership Agreement (previously filed as an exhibit to Verizon Wireless Inc.’s Registration Statement on Form S-1 (No. 333-44394) and incorporated by reference herein)

3.3.1	Amendment and Joinder to Cellco Partnership Amended and Restated Partnership Agreement dated as of July 10, 2000 (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

3.3.2	Amendment to Cellco Partnership Amended and Restated Partnership Agreement dated as of July 24, 2003 (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (No. 333-92214) and incorporated by reference herein)

3.3.3	Amendment to Cellco Partnership Amended and Restated Partnership Agreement dated as of February 26, 2004 (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (No. 333-92214) and incorporated by reference herein)

4.1	Indenture dated as of December 17, 2001 among Cellco Partnership and Verizon Wireless Capital LLC as Issuers and First Union National Bank as Trustee (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

4.2	Form of global certificate representing the 5.375% Notes due 2006 (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

4.3	Promissory note between Cellco Partnership and Verizon Global Funding Corp. dated February 18, 2005 (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (No. 333-92214) and incorporated by reference herein)

4.4	Floating Rate Note, successor to GTE Consumer Services Incorporated Promissory Note due September 30, 2009, dated as of July 1, 2005 (previously filed as an exhibit to the Registrant’s Form 8-K on September 6, 2005 (No. 333-92214) and incorporated by reference herein)

4.5	Fixed Rate Note, successor to the Master Promissory Note dated February 1, 1998, dated as of July 1, 2005 (previously filed as an exhibit to the Registrant’s Form 8-K on September 6, 2005 (No. 333-92214) and incorporated by reference herein)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLCO PARTNERSHIP

Date: November 8, 2005	By	/s/ John Townsend

John Townsend
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Unless otherwise indicated, all information is as of November 4, 2005.