Form 10-K
period 2005-12-31
CELLCO PARTNERSHIP
filed 2006-03-14
CIK 1175215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

     Registrant’s telephone number, including area code: (908) 306-7000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes__ No_Ö_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes _Ö_ No__

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _Ö_ No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _N/A_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
          Large accelerated filer ___           Accelerated filer ___           Non-accelerated filer _Ö_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes__ No_Ö_

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0_

Documents incorporated by reference:

None

		TABLE OF CONTENTS
			Page
Item No.

1	.	Business	1
1	A.	Risk Factors	22
1	B.	Unresolved Staff Comments	26
2	.	Properties	27
3	.	Legal Proceedings	28
4	.	Submission of Matters to a Vote of Security Holders	31

		PART II

5	.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer
		Purchases of Equity Securities	31
6	.	Selected Financial Data	32
7	.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
7	A.	Quantitative and Qualitative Disclosures About Market Risk	48
8	.	Financial Statements and Supplementary Data	48
9	.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	48
9	A.	Controls and Procedures	48
9	B.	Other Information	48

		PART III

10	.	Directors and Executive Officers of the Registrant	49
11	.	Executive Compensation	52
12	.	Security Ownership of Certain Beneficial Owners and Management	61
13	.	Certain Relationships and Related Transactions	62
14	.	Principal Accounting Fees and Services	71

		PART IV

15	.	Exhibits, Financial Statement Schedules	72

Signatures			100

Unless otherwise indicated, all information is as of March 10, 2006.
_______________________

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

PART I Item 1. Business

Overview

     We are the industry-leading wireless communications provider in the U.S. in terms of profitability, as measured by operating income, and the second largest domestic wireless carrier in terms of the number of customers and revenues. We offer wireless voice and data services across one of the most extensive networks in the U.S.:

  we had 51.3 million customers as of December 31, 2005;

  we grew our customer base by 7.5 million and 6.3 million customers for the years ended December 31, 2005 and 2004, respectively;

  we had revenues of $32.3 billion and $27.7 billion for the years ended December 31, 2005 and 2004, respectively;

  we had operating income of $7.4 billion and $5.8 billion for the years ended December 31, 2005 and 2004, respectively;

  we had net income of $6.2 billion and $4.7 billion for the years ended December 31, 2005 and 2004, respectively;

  we invested approximately $4.6 billion in acquisitions of spectrum and other wireless properties and spent approximately $6.5 billion in capital primarily to enhance our wireless network for the year ended December 31, 2005;

  we have Federal Communications Commission (“FCC”) licenses to offer our services in areas where approximately 282 million people reside; and

  our owned and operated network provides service in, or covers, areas where approximately 90% of the population in our licensed markets resides, equating to coverage for approximately 250 million people, including in 49 of the top 50 and 98 of the top 100 most populated U.S. metropolitan areas.

     Our owners are wholly-owned, indirect subsidiaries of Verizon Communications Inc. (“Verizon Communications”), and wholly-owned, indirect U.S. subsidiaries of Vodafone Group Plc (“Vodafone”), both of which are among the world’s leading telecommunications companies. We believe that our relationships with Verizon Communications and Vodafone afford us benefits, including Verizon Communications’ own brand marketing efforts and promotional opportunities for us with its customer base, and Vodafone’s insights from its international markets.

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

     Since the introduction of cellular service in 1983, the wireless communications industry has grown dramatically in the U.S. As illustrated by the following table, cellular, ESMR, and PCS providers in the U.S. experienced compound rates of growth of 20.5% and 20.6% in total service revenues and customers, respectively, over the period from 1995 through 2004. Industry information for 2005 is not yet available.

Wireless Industry Statistics*

	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

Total service revenues (in billions)	$19.1	$23.6	$27.5	$33.1	$40.0	$52.5	$65.0	$76.5	$87.6	$102.1
Ending customers (in millions)	33.8	44.0	55.3	69.2	86.0	109.5	128.4	140.8	158.7	182.1
Customer growth	40.0%	30.4%	25.6%	25.1%	24.3%	27.3%	17.3%	9.7%	12.8%	14.8%
Ending penetration	12.6%	16.3%	20.2%	25.1%	30.9%	38.3%	44.4%	48.1%	53.9%	60.9%

* Source: Cellular Telecommunications & Internet Association 2005

Recent Industry Trends

     The growth in the wireless communications industry in terms of customers, revenue and cash flow has been substantial and has been influenced by the industry trends described below. While we believe that the industry will continue to experience growth, as penetration increases, the pace of future growth will depend to a greater extent on the development and uptake of new services and the impact of competition from new technologies.

     More affordable pricing and new services are driving demand and penetration levels, and impacting network capacity. All national carriers are offering larger bundles of included minutes, which improves the affordability of wireless service and results in increased penetration levels and usage. National plans, which offer no additional fees for long distance and roaming, have also become standard offerings. Share plans, in which minute bundles are shared among family or group members with lower access prices for additional users, are also enhancing the value and attractiveness of wireless service. These plans have gained significant acceptance, with more than one third of all wireless customers estimated to be on family plans. Prepaid plans, whereby smaller minute bundles are bought and paid for upfront, have made wireless service more affordable to credit-challenged market segments and those with lower usage. As price levels for wireless services have declined, some landline customers have shifted usage to wireless and, in some cases, have made wireless their sole telecommunications service. In addition, usage has increased due to continuing innovations, including enhanced data capabilities, improved voice quality and custom calling features, which have improved the customer experience. While increasing usage is driving network efficiencies and revenue growth, it also is impacting capacity, necessitating, in some markets, expenditures to both increase existing network capacity and acquire additional spectrum.

     Wireless data usage continues to increase due to the introduction of remote access, photo messaging, inter-carrier text messaging, video and music services and downloadable wireless data applications. Existing and future wireless data technologies, coupled with the widespread use of the Internet, have caused wireless service providers to focus on wireless data services. All national and many regional carriers now offer two-way short messaging services (“SMS”), photo messaging and wireless Internet access. SMS adoption and usage has been growing rapidly, particularly since the introduction of inter-carrier operability that permits the exchange of messages between customers of different carriers. There is also significant growth in remote access, email services and game downloads. Additionally, photo messaging has grown rapidly with the greater penetration of camera phones. As carriers continue to upgrade their networks to enhance data-carrying capabilities and to permit higher-speed data transmission, demand for remote access, wireless data applications and content such as image downloads, multimedia messaging (“MMS”), video, music, games, and full browsing capabilities for users of laptop computers, personal digital assistants (“PDAs”) and handsets is expected to increase further and drive incremental wireless usage. This growing demand for wireless data services has spurred the development of an array of handsets and PDAs that include more robust data functionality and other device-based features such as speakerphones, voice activated dialing and Bluetooth capability.

     3G Technologies. In early 2004, we were the first carrier to begin deploying a national third generation (“3G”) wireless network enabling high-speed data transmission. With continuing expansion, this network now covers approximately one-half the population in the U.S. Other national carriers are now also in the process of deploying their own 3G networks. The availability of large-scale, high-speed wireless data networks is expected to stimulate the development of new, sophisticated services and devices, which will increase the capabilities and attractiveness of wireless services.

      Other high-speed wireless technologies, such as Wi-Fi and WiMAX, are also being deployed or proposed, to meet the growing customer appetite for wireless communications in fixed, nomadic and fully mobile environments. These technologies represent both threats to, and opportunities for, existing wireless carriers. They portend increasing competition from new entrants, while potentially providing added impetus for new service development and increased customer adoption and usage of wireless services.

      For example, a growing number of municipalities have been investigating, and in some cases have begun, the deployment of citywide Wi-Fi networks, which utilize hundreds or, in some instances, thousands of small Wi-Fi access points and unlicensed spectrum to provide wireless access to the Internet for public safety workers, municipal employees, local businesses and residents.

By employing Voice over Internet Protocol (“VoIP”) technology, Wi-Fi-based networks are also capable of carrying voice communications. In addition, several wireless device makers have announced dual-mode handsets that can operate over Wi-Fi networks when available, and otherwise operate on cellular and PCS networks, although there are many technological challenges to be overcome.

     Broadcast Video. A proliferation of wireless technologies, such as FLO, WiMAX Broadcast, DVB-H, DMB and TDtv, are emerging that provide one-way broadcast mobile video and audio services to wireless customers. Since these technologies will be capable of providing efficient transmission of data-intensive content in real time, they will enable an increased set of choices and an enhanced-quality viewing experience for the user that will further the attractiveness of wireless services.

     Industry Consolidation. As competition within the industry has intensified, it has driven carrier needs for increased network coverage and capacity, and additional spectrum and scale efficiencies, in order to continue to meet customer requirements for affordable service and enhanced capabilities. This, in turn, has resulted in consolidation activity among four of the major wireless carriers. On October 26, 2004, the then second and third largest carriers in terms of customers – Cingular Wireless and AT&T Wireless – merged to form the largest wireless carrier, in terms of customers, in the U.S. On August 12, 2005, two other national carriers – Sprint and Nextel – merged to form the third largest wireless carrier in terms of customers. In addition, Sprint has acquired certain of its wireless affiliates and is in the process of acquiring several others.

     In addition to these consolidations among major carriers, there has been activity among smaller carriers. For example, on August 1, 2005, ALLTEL Corporation merged with Western Wireless Corporation and, on November 18, 2005, ALLTEL entered into an agreement to acquire Midwest Wireless. Events such as these may signal the beginning of a round of further industry consolidation among regional and rural carriers.

     Increased Reseller Entrants. Resellers buy airtime from wireless carriers and resell it to their subscribers. Resellers represent a form of competition for the retail channels of the wireless carriers that provide the facilities that support the resellers, but also may provide a means to market to and develop specific market segments that facilities-based carriers may not address themselves. While resellers, now sometimes referred to as Mobile Virtual Network Operators, have been in existence since the early days of cellular, over the last four years they have experienced improved customer growth, particularly in the prepaid market. In 2004 and 2005, several large, branded companies from the wireline telecom and entertainment industries announced intentions to enter, or entered, the wireless reseller market. It is anticipated that several more major resellers will launch in 2006.

     Cable Company Entrants. On November 2, 2005, Sprint Nextel and four cable companies – Comcast, Time Warner Cable, Cox Communications and Advance/Newhouse Communications – announced the formation of a joint venture. The companies will market a four-element bundle or “quadruple play,” consisting of video, wireless voice and data services, high-speed Internet and cable telephony service. Their market entry is likely to accelerate the trend to create and market increasingly more complex “converged” products and services that will enable seamless mobility and blur the distinction between wireless and wireline voice and data.

      State and Local Regulation. An increasing number of state legislatures and state public utilities commissions have imposed or are considering burdensome regulations on our industry. For example, some states have imposed their own universal service support requirements on wireless carriers. In some instances, these requirements have resulted in significant industry compliance costs. In addition, various states and localities have become more active in imposing fees and taxes on wireless carriers and the services they offer.

Business Strategy

     Our goal is to be the acknowledged market leader in providing wireless voice and data communication services in the U.S. Our focus is on providing a high-quality, differentiated service across a cost-efficient network designed to meet the growing needs of our customers. To accomplish this goal, we plan to continue to implement the following key elements of our business strategy to differentiate our service:

     Provide highest network reliability. We will continue to build-out, expand and upgrade our network in an effort to provide sufficient capacity and seamless and superior coverage and reliability throughout our licensed area so that our customers can enjoy consistent features and high-quality service, regardless of location. We will continue to explore strategic opportunities to expand our overall national coverage through selective acquisitions of wireless operations and spectrum licenses. We believe that network reliability is a key differentiator in the U.S. market and a driver of customer satisfaction. Code division multiple access (“CDMA”) 1XRTT digital technology is deployed throughout virtually all of our network. This technology allows us to offer voice service as well as wireless data applications, such as enterprise applications, image downloading, music, games and full browsing capabilities for laptop computer users. In addition to providing 1XRTT digital service, we also continue to support analog service in substantial portions of our network.

     We were the first wireless carrier in the U.S. to offer high-speed data service capability nationally with our rollout of EV-DO technology, which significantly increases data transmission rates on existing applications and enables the provisioning of enhanced data applications that can operate at broadband speeds. As of December 31, 2005, our EV-DO service was deployed in 181 major markets and 72 primary airports, covering a population of approximately 150 million. Utilizing our EV-DO network, we introduced our BroadbandAccess service for high-speed web and corporate network access, email messaging, and file downloads via laptops. We also launched V CAST, the nation’s first consumer wireless broadband multimedia service, which delivers high-quality video, 3D games and music. We plan to make EV-DO available to business and retail consumer customers throughout additional portions of our national footprint in 2006. We are also working with Qualcomm and its subsidiary MediaFLO to bring our customers real-time mobile television broadcast services over the MediaFLO multicasting network. We are committed to continuing to evaluate new and alternative technologies to enable us to further develop our network capabilities and enhance network efficiencies in order to meet the growing demand for all forms of wireless services.

     Profitably acquire, satisfy and retain our customers and increase the value of our service offerings to customers. Our revenue and net income growth will be achieved by retaining our existing base of customers and increasing their usage of our services, as well as by obtaining new customers. We believe a superior network and quality customer service increases customer satisfaction, which reduces churn, and is a key differentiator in the wireless industry. We are committed to providing high-quality customer service, investing in loyalty and retention efforts and continually monitoring customer satisfaction in all facets of our service. Key elements of our commitment to customer service include our Worry Free Guarantee, which outlines the specifics of our commitment to each Verizon Wireless customer, including incentives for two-year contracts, and our convenient locations to initiate service and receive customer support. In addition, we believe that increasing the value of our service offerings to customers will increase retention of existing customers and attract new customers. We will continue to offer high-value, simple-to-understand service offerings, such as our America’s Choice plans, which provide a choice in amounts of bundled minutes together with no roaming or long distance charges for calls on our preferred network, and our America’s Choice family plans, which provide customers with the ability to share the value of multiple lines on one account with one monthly bill.

     Continue to expand our wireless data, messaging and multi-media offerings for both consumer and business customers. We believe that we are in a strong position to take advantage of the growing demand for wireless data services. Our strategy is to leverage our leadership position in the marketplace to be the carrier of choice for wireless data products and services, creating customized solutions for vertical markets and offering a wide variety of data options, including downloadable applications for both businesses and retail consumers.

     Focus on operating margins and operational and capital efficiency. We continue to leverage our scale to drive down costs and gain additional efficiencies throughout the business. Streamlining and enhancing our processes and systems for customer service and sales have increased workforce productivity and distribution efficiency. We continue to drive network efficiencies in telecom facilities, long distance and roaming costs, and improve our capital efficiency by handling more network traffic per capital dollar.

Strategic Acquisitions

     One of our primary business strategies is to build-out and expand the capacity and coverage of our digital network so that we may provide sufficient capacity and seamless and superior coverage nationally on a cost-efficient basis. To help us implement this strategy, we have entered into and/or completed several recent transactions to acquire spectrum licenses and other assets of providers in certain markets and we recently acquired spectrum licenses through an FCC auction.

     On August 3, 2005, we completed the purchase of 23 PCS licenses and related network assets from Cricket Communications, Inc., a subsidiary of Leap Wireless International, Inc., and certain of its affiliates, for approximately $103 million in cash, which included purchase price adjustments and deferred consideration of approximately $3 million. The licenses cover the Michigan BTAs of Battle Creek, Flint, Kalamazoo and Jackson, and additional PCS licenses in 16 other markets in Michigan, Wisconsin, Alabama, Arkansas, Mississippi and New York. These licenses will provide an opportunity for additional expansion into markets in Michigan, Arkansas, Alabama, Mississippi and Wisconsin, and additional capacity for existing markets in Michigan, Arkansas, Alabama, Mississippi and upstate New York.

     On July 13, 2005, we completed the purchase of spectrum licenses in 10 North Carolina markets from Urban Comm-North Carolina, Inc. for $68.5 million in cash. The purchase includes 10, 20 and 30 MHz licenses, in the 1.9 GHz PCS frequency range, covering a population of 3.9 million people. Three of the licenses will be used to expand our network to meet customers’ increasing demand for services in areas we currently serve, including Raleigh-Durham, Fayetteville and Burlington. The remaining licenses will be used to help expand our footprint into new markets, including Wilmington, Greenville, Rocky Mount, Roanoke Rapids, Goldsboro, New Bern and Jacksonville.

     On May 13, 2005, we were granted 26 FCC licenses we won in FCC Auction No. 58 that concluded on February 15, 2005, for which we had bid a total of $365 million. The 26 licenses cover a population of approximately 20 million, including approximately 2.2 million in markets where we do not currently hold licenses. The licenses cover major markets, such as Charlotte, Cleveland, St. Louis and San Diego. We have made all required payments to the FCC for these licenses. In addition, on March 8, 2006, Vista PCS, LLC (“Vista”) was granted 37 licenses it won in FCC Auction No. 58 that were available only to entities qualifying as a “small business” under FCC rules. Vista’s winning bids for these licenses totaled approximately $332 million. Vista has made all required payments to the FCC for these licenses. The 37 licenses cover a population of approximately 34.4 million, including approximately 2.2 million in markets where we do not currently hold licenses. The licenses cover major markets, such as Charlotte, Cincinnati, Houston, Norfolk, Pittsburgh and Seattle. Vista is a joint venture owned 80% by us and 20% by Valley Communications, LLC, which controls it, although we will consolidate its results with ours. Valley Communications has the right to put its interest in Vista to us at a price in cash equal to its initial investment in Vista plus a specified rate of return. Vista and we entered into a management agreement whereby we will act as the manager of Vista’s wireless systems, subject to Vista’s oversight and control. We have provided funding to Vista, through capital contributions and loans, in the amount of $314 million towards the payment for the licenses, and have committed to providing additional loans for the build out and operation of its network.

     On May 11, 2005, we completed the purchase from Metro PCS, Inc. of its PCS license in the San Francisco BTA for $230 million in cash. The license covers a population of approximately 7.3 million and will provide spectrum capacity in the San Francisco, Oakland and San Jose markets.

     On April 13, 2005, we completed the purchase of all of the stock of NextWave Telecom Inc., whereby we acquired 23 PCS licenses and certain tax net operating losses for $3 billion in cash. The licenses cover a population of approximately 73 million and will provide spectrum capacity in key markets such as New York, Los Angeles, Boston, Washington D.C. and Detroit, and will expand our footprint into Tulsa, Oklahoma.

     On March 4, 2005, we completed the purchase from Qwest Wireless, LLC of all of its PCS licenses and related network assets for $419 million in cash, including post-closing adjustments. The licenses cover a population of approximately 30.9 million in 62 markets, and will provide additional spectrum capacity in certain of our existing major markets, such as Denver, Portland, Phoenix, Salt Lake City and Seattle.

     Other acquisitions consisted of various individually immaterial wireless licenses (including, in some cases, related network assets and customers) and partnership interests.

Competition

      There is substantial competition in the wireless telecommunications industry. We expect competition to intensify as a result of the higher penetration levels that currently exist in the industry, ongoing industry consolidation, the development and deployment of new technologies, the introduction of new products and services, new market entrants, the availability of additional spectrum, both licensed and unlicensed, and regulatory changes. Other wireless providers, including other cellular and PCS operators and resellers, serve each of the markets in which we operate. We currently provide service to 49 of the top 50 markets in the U.S., and each of these 49 markets has several other competing wireless providers. Competition also may increase if smaller, stand-alone wireless providers transfer licenses to larger, better capitalized and more experienced wireless providers. Resellers that buy bulk wholesale service from facilities-based carriers for resale provide yet another set of differentiated competitors in the marketplace. Also, as wireless data proliferates, content will become an increasingly significant factor in the appeal of these services. This may give content providers and other participants in the wireless value chain opportunities for increased leverage and/or opportunities to compete for wireless data revenues.

     We compete primarily against three other national wireless service providers: Cingular, Sprint Nextel and T-Mobile USA. In addition, in many markets we also compete with regional carriers, such as ALLTEL and US Cellular.

      We believe that the following are the most important competitive factors in our industry:

     Network reliability, capacity and coverage. Lower prices, improved service quality and new service offerings have led to increased minutes of use per customer. As a result, the ability to keep pace with network capacity needs and offer highly reliable national coverage through one’s own network is important. We have an extensive national network, and we continue to look for expansion opportunities through the build-out of existing licenses, acquisitions and/or spectrum leasing. We own licenses that cover much of the country but we will need to spend significant amounts to expand our capacity and extend our coverage area and maintain and improve the quality of our network. Our competitors also have these needs and they are using similar means to address them.

     Pricing. Service and equipment pricing is an important area in which wireless carriers compete, as evidenced by recent increases in the marketing of minutes-sharing plans, free mobile-to-mobile calling, and offerings of larger bundles of included minutes at price points, with no roaming or long distance charges. We seek to compete in this area by offering our customers services and equipment that they will regard as the best available value for their money.

     Customer service. Quality customer service is essential to ensure that existing customers do not terminate service and to obtain new customers. We believe that our quality customer service will be a key factor in retaining our customers and in attracting both new-to-wireless customers and those customers of other carriers who want to switch their wireless service. We are very focused on continually enhancing our customer service. Our competitors also recognize the importance of customer service and are also focusing on improving the customer experience.

     Product Development. As wireless technologies develop and wireless broadband networks proliferate, continued customer and revenue growth will be increasingly dependent on the development of new and enhanced products and services. We are committed to continue pursuing the development, evaluation and rapid deployment of new and innovative devices and customer solutions both independently and in collaboration with application service providers.

     Distribution. Key to achieving sales success in the wireless industry is the reach and quality of sales channels and distribution points. We believe that the optimal mix of direct, indirect and wholesale distribution channels is an important ingredient in achieving industry-leading profitability. A goal of our distribution strategy is to increase sales through our company-operated stores and our outside sales team, as well as through telemarketing and web-based sales and fulfillment capabilities. Supplementing this is an extensive indirect distribution network of retail outlets and prepaid replenishment locations, original equipment manufacturers (“OEMs”) and value-added distributors (“VADs”), as well as various resellers who buy our service on a wholesale basis. See “Marketing – Sales and Distribution Channels – Indirect Retailers and Agents.”

     Capital resources. In order to expand the capacity and coverage of their networks and introduce new products and services, wireless providers require significant capital resources. We generate significant cash flow from operations and have well-capitalized owners. Some of our competitors also have significant cash flow from operations and well-capitalized owners.

     Our success will depend on our ability to anticipate and respond to various factors affecting the industry, including the factors described above, as well as new technologies, new business models, changes in customer preferences, regulatory changes, demographic trends, economic conditions, and pricing strategies of competitors.

Wireless Services

     Our service packages are designed around key customer groups, from the young adult market to multinational business accounts. We tailor our wireless services, which include both voice and data offerings, and postpaid and prepaid pricing options, to the needs of these customers.

     Our voice offerings include enhanced features, such as caller ID, call waiting and call forwarding, three-way calling, no answer/busy transfer and voice mail. In addition, with IN Calling as part of our America’s Choice plans as well as certain prepaid plans, our customers can call each other on their mobile phones within our preferred network at no additional charge and without the call time counting against their minute allotments. We also offer, for a monthly fee, complementary services such as roadside assistance, handset insurance through third party insurance providers, and extended warranty.

     We are a leader in providing wireless data services in the U.S., and offer both data transmission and content services. Data services accounted for 8% of our service revenue for the year ended December 31, 2005, compared to 4.6% for the year ended December 31, 2004.

Wireless Service Offerings

     Voice services. We offer a variety of simple, straightforward packages for voice services with features and competitive pricing plans that are predominantly offered on a postpaid basis with a contract term and are designed to meet the needs of various consumer and business users on a local, regional and national basis. Approximately 92% of our customers receive our services on a retail, postpaid basis. Specifically, we offer:

  the America’s Choice plans, which offer a choice in amounts of bundled minutes, together with no additional roaming and long distance charges for calls on our preferred network within the U.S. and, in some instances, Canada and Mexico;

  family/small group and shared minute plans designed for multiple-user households and small businesses; and

  plans targeted to business accounts, including corporate plans for businesses with over 100 lines, and national account plans targeted to enterprises with over 1,000 lines.

     We set consistent pricing guidelines in order to maintain uniform marketing practices across our markets, but we customize our plans by local market based on competitive needs, in terms of the number of minutes and other features included at each access point.

     We also offer our national digital prepaid product that enables individuals to obtain wireless voice services without a long-term contract by paying in advance. While we have historically experienced higher churn rates with our prepaid customers than other customers, our experience has been that the increased churn is offset, at least in part, by the lower costs of acquiring new prepaid customers and the absence of payment defaults.

     In addition, we offer Push to Talk (“PTT”), a walkie-talkie style voice service that we launched in August 2003. Push to Talk is available utilizing specialized handsets as an add-on feature for an additional monthly charge.

     Text and Picture Messaging. Our TXT Messaging service offers two-way short messaging, which allows customers to send and receive text messages on their wireless devices, and our intercarrier messaging service provides interoperability of short messaging services to all major U.S. wireless providers’ networks and to the networks of numerous international wireless providers in approximately 90 countries. In addition, our picture messaging service offers customers the ability to take still pictures or full-motion video clips with sound, using a camera phone, and send them to other compatible camera phones via our NationalAccess network and certain other carriers’ networks, or to any email address and/or on-line personal webpage. Our customers sent or received approximately 21.5 billion text messages and 350 million picture messages in 2005, compared to approximately 10 billion text messages and 100 million picture messages in 2004.

     NationalAccess/BroadbandAccess. In 2002, we launched 1XRTT digital technology, which enabled higher-speed applications, such as email, enterprise applications, image downloads, and full browsing capabilities for laptop computer users, that we market as NationalAccess. 1XRTT is capable of typical data rates of 60 to 80 kilobits per second (“kbps”), with bursts of up to 144 kbps, depending on network traffic levels. 1XRTT is now generally deployed across our entire coverage footprint, and we are continuing to expand our customers’ access to this technology through inter-carrier roaming agreements. Following this successful launch, we commenced in 2004 our national deployment of EV-DO, our Wide Area Network packet IP solution that we market as BroadbandAccess. We have continued to deploy BroadbandAccess through new market launches and market expansions, and provided service in 181 major metropolitan areas and 72 primary airports, as of December 31, 2005. The BroadbandAccess EV-DO network provides typical download speeds between 400-700 kbps (with bursts capable of reaching speeds up to 2 megabits per second (“mbps”)), and we believe it is the nation’s largest high speed wireless broadband network.

     V CAST. In February 2005, we began offering our V CAST service on new EV-DO-enabled handsets. For a monthly access fee, which is in addition to their voice calling plan access charge, V CAST customers can get unlimited access to a wide array of more than 300 daily-updated videos from leading content providers of current news, weather, sports and entertainment programming, and also receive unlimited browsing of our Mobile Web 2.0 news and information service. For additional fees, premium content, such as 3-D games and music videos, is also available. In addition, beginning in January 2006, we expanded our V CAST service with the introduction of V CAST Music. Customers can browse, preview and, for additional fees, download music either directly to their V CAST Music-enabled phones or to their personal computers.

     Get It Now. Our Get It Now service uses binary runtime environment for wireless (“BREW”) technology, licensed from Qualcomm, which adds limited computer-like functionality to handsets, enabling applications to be downloaded over-the-air directly to the customer’s wireless device. See “Risk Factor – Risks Related to Our Business - We depend upon a number of key suppliers and vendors and, if any of them fail to fulfill their obligations to us or terminate their relations with us, we may not be able to provide services or maintain and upgrade our network.” Our Get It Now service now includes a library of approximately 600 applications such as ring tones, games and wallpapers, as well as our branded applications, VZW Tones and Backup Assistant. Our customers made approximately 139 million purchases from our Get It Now catalog in 2005, compared to approximately 100 million in 2004.

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

     Location Based Services (LBS). In January 2006, we launched VZ Navigator, our location-based service that, for additional fees, provides various navigational tools for both our retail and enterprise customers. By using VZ Navigator-capable handsets, customers can obtain audible turn-by-turn directions to their destination, locate various points of interest and access other location-related information.

     Ringback Tones. Ringback Tones, available to our customers for additional fees, are short clips of music that replace the standard ring callers hear when calling a Verizon Wireless handset. The offering is not device-dependent and is thus supported on all of our handsets. Approximately 4,900 Ringback Tones are currently available for purchase through our Ringback Tone website.

     Wireless Business Solutions – VZOffice. VZOffice, comprising VZAccess, VZEmail and VZCustom, provides and/or enhances wireless access to the enterprise customer’s corporate applications. Wireless data solutions are provided directly by us or in combination with third-party joint marketing partners.

VZAccess. In addition to providing NationalAccess and BroadbandAccess, we offer business access solutions for accessing the Internet and corporate intranet, which allow for optimized wireless access to the customer’s corporate applications or databases. Our VZAccess “Manager” application provides access to the Internet, email and other applications and comes packaged with our PC cards or is downloadable from our websites. To date we have approximately 900 corporate customers customizing and packaging the enterprise version of VZAccess Manager.

VZEmail. Our corporate customers can wirelessly send and receive email using various handheld devices, including wirelessly equipped PDA devices.

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

Wireless Devices

     We believe our position in the U.S. wireless industry has enabled us to become a service provider of choice for wireless device manufacturers and has helped us to develop exclusive offers for our customers and branded handsets that complement our focus on high-quality service and an optimal user experience. We were the first carrier in the U.S. to offer EV-DO handsets, with our launch of three devices in February 2005. Following those handset launches, we launched the first EV-DO handset capable of recording and storing up to one hour of video. In addition, we launched several other EV-DO handsets supporting our V Cast service, each of which is targeted at retail consumers, including the Motorola RAZR V3c. In November 2005, we introduced a child-friendly handset which we market under the name “Migo.” We also introduced several devices for our business-to-business customers, including three additional EV-DO PC cards, an EV-DO PDA device from Samsung, and an EV-DO email device from RIM.

     All of the wireless devices that we offer are compatible with our 1XRTT network and, through GPS functionality, all of the handsets we offer are compliant with the FCC’s E911 requirements. All of the handsets that we offer are also headphone/earphone compatible. In addition, we offer our customers accessories, such as chargers, headsets, belt clips, faceplates and batteries.

      Suppliers

     We purchase handset and accessory products from a number of manufacturers, with the substantial majority of our purchases made from LG InfoComm, Samsung, Motorola, Kyocera, UTStarcom, Pantech and Nokia. A key component of all wireless handsets is the chipset, which contains the “intelligence” of the handset. All of our handset suppliers rely on Qualcomm Incorporated for the manufacturing and supplying of CDMA-1XRTT and EV-DO chipsets, except for Nokia, which produces its own CDMA-1XRTT chipsets under license from Qualcomm. In addition, there are a number of other components common to wireless handsets provided by various electronic component manufacturers that we do not deal with directly. See “Risk Factor–Risks Related to Our Business–We depend upon a number of key suppliers and vendors and, if any of them fail to fulfill their obligations to us or terminate their relations with us, we may not be able to provide services or maintain and upgrade our network.”

      Product Supply Chain

     We have developed relationships with New Breed Logistics, Inc. and Communications Test Design, Inc. for substantially all of our handset and other product warehousing, distribution and direct customer fulfillment. We do not own significant product warehousing and distribution infrastructure.

Paging

     We offer local, regional and nationwide messaging and narrowband PCS services in all 50 states and the District of Columbia. Compared to traditional messaging, narrowband PCS permits us to offer more services, including two-way messaging, the ability to reply to e-mails and to deliver a variety of information services, such as mail, weather summaries, news and other information. We had approximately 1.2 million units in service as of December 31, 2005, a reduction of nearly 165,000 units since December 31, 2004. Like many others in the paging industry, we have experienced a decline in the number of paging units in service and expect the decline to continue. We do not currently include paging customers in our company’s customer count.

Network

     We have licenses to provide mobile wireless services on the 800 MHz and/or 1800-1900 MHz portions of the radio spectrum in areas in which approximately 282 million people, or approximately 96% of the U.S. population, reside. The 800 MHz portion is used to provide both analog and digital voice and data cellular services, while our 1800-1900 MHz areas provide all-digital voice and data PCS services. We also have licenses through which we provide messaging and narrowband PCS services in substantial geographic areas of the U.S. on those portions of the radio spectrum set aside for those services. We obtained our spectrum assets through application lotteries, mergers, acquisitions, purchases, exchanges, FCC auctions and allotments of cellular licenses.

Technology

      CDMA, based on spread-spectrum digital radio technology, is our primary network technology platform. We began implementing CDMA digital technology in 1996 with the deployment of IS-95, a digital standard. Since 2003, our digital service has been available to all of the population to which we provide coverage. Our network is one of the most extensive digital mobile wireless networks of any company in the U.S., supporting 50.5 million digital customers as of December 31, 2005. Digital usage currently accounts for more than 99% of our busy-hour traffic.

Technology Evolution

     In the first quarter of 2002, we commercially launched CDMA technology’s compatible 1XRTT upgrade, a wireless technology developed by Qualcomm as part of its family of technologies known as CDMA2000, a service mark of the Telecommunications Industry Association. 1XRTT is presently deployed in virtually all of our cell sites nationwide. We believe that 1XRTT offers several advantages. In addition to increasing the voice traffic capacity available to us, 1XRTT provides increased data rates, typically 60 - 80 kbps with bursts up to 144 kbps. Further, 1XRTT is a modular infrastructure upgrade that has proven to be cost-efficient and practical for rapid nationwide deployment. It is the wireless technology that has enabled the launch of many of our new services in the past several years, including MMS, our picture messaging service, and our Push to Talk service.

     In addition to 1XRTT, the CDMA2000 technology path includes EV-DO, a 3G packet-based technology intended primarily for high-speed data transmission. Data download speeds for the initial version of EV-DO, Revision 0, average between 400-700 kbps with bursts up to 2 mbps, with actual speeds dependent on factors such as distance from the cell site, the capacity of the transport facility between the cell site and the switch facility, and interference. It is capable of upload speeds of typically 60-80 kbps, with bursts up to 144 kbps. As with 1XRTT, we have been able to implement EV-DO by changing and/or adding modular components and software in our network.

     In early 2004, following our completion of successful commercial trials in two of our markets, we commenced our national deployment of EV-DO (Revision 0) service, branded and marketed as BroadbandAccess, to an additional 30 of our largest markets. In 2005, EV-DO coverage was expanded to 181 markets covering a population of approximately 150 million. Coverage expansions and additional market launches are planned for 2006. Because EV-DO is backward compatible, our customers who travel outside of our EV-DO network with an EV-DO device are able to seamlessly switch to our ubiquitous 1XRTT network. We are evaluating the benefits of EV-DO Revision A, a CDMA2000 technology that enables faster data rates and higher system capacity, and we will continue to evaluate the benefits of other technologies as they become available.

     Competing wireless service providers have chosen GSM or other technologies as the technology platforms for their networks. While we believe our technology and its upgrades offer many advantages, at present, GSM leads in worldwide market share and its share has increased during the past year. See “Risk Factors – Risks Related to Our Business - Our technology may not be competitive with other technologies or compatible with next generation technology, which would harm our ability to retain and attract subscribers.”

     Our network includes various elements of redundancy designed to enhance the reliability of our service, including backup power supplies at most cell sites and all of our switches, as well as secondary transport facilities, to support critical links in the network. However, because of natural or man-made disasters, network failures may occur or the network may be unable to meet unusually high resulting traffic demands, and such lapses in our service could harm our ability to attract and retain customers. See “Risk Factors – Risks Related to Our Industry - Major equipment failures could have an adverse effect on our business.”

Network Capacity and Coverage

      Our network is among the largest in the U.S., with licensed and operational coverage in 49 of the 50 largest metropolitan areas. Our built network included approximately 24,500 cell sites, covered a population of approximately 250 million and provided service to 51.3 million customers, as of December 31, 2005. In addition, we have roaming agreements with a variety of providers to enable our customers to receive wireless service in virtually all other areas in the U.S. where wireless service is available, including ALLTEL, US Cellular and Sprint, upon which we principally rely for coverage in those portions of our America’s Choice calling area not covered by our network. Certain of our roaming agreements are terminable at will by either party upon several months’ notice; however, we do not believe that the termination of any of these at-will agreements would have a material adverse effect on our business.

     We offer analog and digital service in our 800 MHz markets and digital service in our 1800-1900 MHz markets. While our 800 MHz markets are substantially built-out, some of our 1800-1900 MHz markets still require significant build-out and, overall, areas where approximately 10% of the population in our licensed areas, or 31.5 million people, reside are not yet covered. In addition, even those areas of our network that are substantially built require upgrades to increase capacity and to accommodate succeeding generations of digital technology.

     As the production of wireless devices that operate by using our chosen technology, CDMA2000, continues, the electronic serial numbers (“ESNs”) programmed into these devices, which are transmitted to a carrier’s network to authenticate the validity of the device for use on the network, could exhaust in 2006 or 2007. In place of ESNs, the standards-setting groups, working with the wireless industry, are implementing a new standard known as Mobile Equipment Identifiers (“MEIDs”). However, within infrastructure equipment, chipsets and mobile devices, there are several ways to implement the MEID solutions, all of which are vendor/software dependent. Vendors’ developments are in various stages of progress. If a long-term MEID solution has not been fully developed when ESN exhaustion occurs, we may have to implement one or more interim solutions that could result in additional costs to us and negatively impact the capacity of our network and mobile switching centers.

     As we continue to build and upgrade our network, we must complete a variety of steps, including securing rights to a large number of cell site and switch site locations and obtaining zoning and other governmental approvals. Adding new cell sites has become increasingly difficult. In particular, higher density wireless networks require more engineering precision, as cell site coverage areas become smaller and acceptable locations for new sites must be specifically located within one or two city blocks. In some instances, we have encountered difficulty in obtaining the necessary site leases at commercially reasonable rates and the zoning approvals needed to construct new towers. In addition, the ability to buy or lease property, obtain zoning approval and construct the required number of radio facilities at locations that meet the engineering design requirements is uncertain. We utilize tower site management firms, such as Crown Castle International Corp., American Tower Corporation and Global Signal, as lessors or managers of the majority of our existing tower sites upon which our operations depend, and plan to rely upon them for some of the sites we expect to add in the future.

     While we provide digital coverage in all of our markets, we will continue to simultaneously provide analog coverage in our cellular markets. As we near the date after which the FCC will no longer require cellular carriers to provide analog cellular service, which will occur in February 2008, we will re-evaluate the need for continuing analog coverage. See “Business –Regulatory Environment – Broadband Wireless Services Systems.”

Spectrum

     We own a combination of spectrum licenses in the 800 MHz and 1800-1900 MHz bands that can be used for wireless voice and data telecommunications, including broadband Internet access. As of December 31, 2005, we were licensed to offer services in areas where approximately 282 million people reside. These licenses consist principally of spectrum bands of 10, 15, 20, 25 and 30 MHz of spectrum. The 800 MHz band licenses, which have a bandwidth of 25 MHz, are licensed by geographic areas known as either Metropolitan Statistical Areas (“MSAs”) or Rural Service Areas (“RSAs”). The 1800 – 1900 MHz band licenses, generally in 10, 15 and 30 MHz bandwidths, are licensed by geographic areas known as Major Trading Areas (“MTAs”) and Basic Trading Areas (“BTAs”) or partitioned portions of such areas. Depending on the location, we service a market with either one or a combination of the various licenses, which combine to give us spectrum levels across our licensed footprint generally ranging from 10 MHz up to 65 MHz.

     We expect that the demand for our wireless voice and data services will continue to grow over the next several years. See “Business – Industry Overview.” Various recent spectrum acquisitions have enabled us to meet near-term spectrum requirements in many markets. For example, during 2005, we acquired spectrum from NextWave, Qwest Wireless, Urban Communicators and Leap Wireless, among others. In addition, in May 2005, the FCC granted us the 26 licenses covering a population of approximately 20 million for which we were high bidder in Auction No. 58, which concluded in February 2005. Further, we and Valley Communications, LLC formed Vista PCS, LLC (“Vista”) to bid in the auction as a designated entity under the FCC’s rules. Vista was high bidder with respect to 37 licenses, which cover a population of 34.4 million. The FCC granted these licenses to Vista on March 8, 2006. See “Business – Strategic Acquisitions.”

     Including the licenses for which Vista was the high bidder in Auction No. 58, we will have access to spectrum in each of the top 100 BTAs in terms of population, and average MHz in the largest markets, as follows:

	% of US Population	Average MHz

Top 25	45%	44.1
Top 50	59%	41.6
Top 100	73%	39.9

Our average nationwide, where we hold spectrum licenses, is 37.4 MHz

     Based upon our current assumptions as to growth in demand for voice and data services from our existing and new customers, and our present plans for improving the efficiency of our use of our existing spectrum, we may need additional spectrum in a small number of our markets, including a few of our larger markets, to meet anticipated demand in the next one to two years. We will continue to seek additional spectrum to meet our requirements. In addition to acquiring spectrum in the secondary market, one of the primary means for acquiring additional spectrum is through participation in FCC auctions. The FCC has scheduled an auction on June 29, 2006 for 90 MHz of spectrum in the 1700 MHz and 2100 MHz bands. That spectrum would be technically suitable for mobile and fixed wireless services but is currently partially encumbered by existing license holders. In addition, as a result of actions by Congress, the FCC has also designated for auction 60 MHz of spectrum in the 700 MHz band. The auction will take place no later than January 28, 2008. Other auction possibilities are two 10 MHz blocks of PCS spectrum in the H and J bands, but the FCC has not yet given any indication when an auction for this spectrum will occur. See “Business –Regulatory Environment – Spectrum Acquisitions.” Because most of these various bands of spectrum to be auctioned are encumbered and because of the lead-time necessary for handset and network infrastructure development, we do not anticipate that most of this spectrum will be useable for commercial purposes for at least two to three years. Therefore, we intend to continue to acquire some of the additional spectrum we will need over the next several years through acquisitions from existing license holders. However, we expect substantial competition in acquiring new spectrum and we may not be able to purchase all of the additional spectrum we need in certain markets on favorable terms, or at all.

      We could take various steps, beyond those in our current plans, to increase the capacity of our existing spectrum and thereby extend the time until we need to acquire additional spectrum in certain of our markets to meet anticipated demand, such as adding more cell sites and further deploying the most advanced digital technology, although these steps could be costly. Failure to obtain access to additional spectrum where and when required would likely result in degradation in the quality of our existing service through an increase in blocked and dropped calls, would limit our ability to obtain more customers and provide other services such as those requiring deployment of EV-DO.

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

CDPD Network

     Our CDPD network offers CDPD data transmission at speeds of up to 19.2 kbps in major metropolitan areas. During 2005, we transitioned most of our CDPD customers and applications to our higher-speed 1XRTT NationalAccess and BroadbandAccess services. With few exceptions, the remaining CDPD customers will be transitioned in the first half of 2006.

Messaging and Narrowband PCS

      We currently have three nationwide one-way messaging channels for use by our paging network and one nationwide asymmetrically paired 50-12.5 kilohertz narrowband PCS license. We also resell narrowband PCS services using other carriers’ networks. In addition, we have numerous market area licenses for one-way messaging and three regional asymmetrically paired 50-12.5 kilohertz narrowband PCS licenses. Our network, either directly or through reselling arrangements, provides local, regional and nationwide messaging and narrowband PCS services in all 50 states and the District of Columbia.

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

       Direct

     Company-operated Stores. Company-operated stores are a core component of our distribution strategy. Our experience has been that customers entering through our store channel are generally higher-value customers who generate higher revenue per month on average and are less likely to cancel their service than those who come through other mass-market channels. As of December 31, 2005, we operated approximately 2,100 stores, kiosks and carts, which included kiosks at approximately 590 Circuit City stores and, through an agreement that commenced in November 2005, kiosks located inside approximately 125 BJ’s Wholesale outlets.

     Business-to-Business. Our business-to-business operations and systems organization is focused on supporting the needs of our local, regional and national business customers. We also develop and enable company-specific extranets for our business customers that permit their employees to directly access negotiated corporate rates online.

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

       Indirect Retailers and Agents

     We had approximately 97,000 indirect retail locations selling wireless services, as of December 31, 2005, including approximately 5,350 full-service locations and approximately 87,200 locations offering prepaid-calling replenishment only. In addition, we had 4,250 locations selling our prepaid products and services, including Target, which began selling our prepaid products and services at 1,350 of its stores beginning in September 2005, and Rite Aid, which commenced prepaid sales at approximately 2,900 locations in October 2005. We also expanded our distribution through Costco Wholesale stores from 60 in 2004 to 325 as of December 31, 2005. In addition, on March 9, 2006, Wal-Mart began selling our prepaid products and services at approximately 2,300 of its stores. These and other national retailers constitute a significant portion of our indirect sales channel. Our ability to attract new subscribers and our revenue could be adversely affected if our relationship with any of our national indirect distributors were terminated or if they shifted the mix of their business to favor other wireless providers.

     Upon the expiration of our existing agreement with RadioShack on December 31, 2005, we ceased using them as a distributor of our products and services. Although RadioShack had been our largest indirect retailer, given our strong distribution structure, we do not anticipate that the expiration of this agreement will have a material adverse impact on our business.

     We have also expanded our distribution network by forming relationships with original equipment manufacturers (“OEMs”) and value-added distributors (“VADs”). For example, certain OEMs, such as Dell, Lenovo and Hewlett Packard, are embedding EV-DO BroadbandAccess modules into select notebook computer models that enable the user to connect at broadband speeds to corporate networks, email and the Internet using our EV-DO network. In addition, in October 2005, we launched a new VAD distribution channel focusing on small- to medium-sized businesses. These VADs, who serve as advisors to many small- to medium-sized businesses, are now equipped to sell and integrate our service with hardware and software applications from a variety of vendors as part of a custom-tailored package of products and services targeted to the specific information and mobility needs of companies in this business segment.

    Wholesale

     We also sell wireless capacity on a wholesale basis. Our wholesale business involves the sale of wholesale access and minutes to independent companies that package and resell wireless services to end-users. We had approximately 2.3 million wholesale lines as of December 31, 2005.

     We have dedicated wholesale account teams that work with these resellers and we provide them with billing records for their customers. These resellers generally provide prepaid and postpaid services to customers under their own brand names and provide their own customer service and billing. There are approximately 30 companies that resell our wireless services to end-users, including TracFone Wireless and Page Plus Cellular, our largest purchasers of wholesale lines, which resell our service on a prepaid basis.

     As of December 31, 2005, wholesale lines accounted for approximately 1% of our revenue. Because we sell these services on a wholesale basis, we incur no direct customer acquisition cost for these lines. Also, our total revenue per unit from wholesale lines is less than it is from our retail customers.

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

     While our customer service representatives are available during our normal business hours, we also have representatives available 24 hours a day, 7 days a week for emergency and technical customer issues. Our customers can speak with our representatives by telephone toll free or in person at company-operated stores. In addition, we have made it easier for customers to do business with us at any time, without having to speak with a customer service representative, through our enhanced self-service applications via our interactive voice response system, through our web site, and via applications accessible from the customer’s handset.

     We have 24 call centers handling customer issues. We also have relationships with third-party customer service vendors, which support our goal of providing first class customer service to our customers on a cost-effective basis. While retail customers on post-paid plans make up our largest group of customers, we have created separate, dedicated teams to address the specialized needs of our business accounts and, through segmented call routing, we can also address specific matters from consumers as well as customers of our data/Mobile Web, paging and prepay services.

     Under our Worry Free Guarantee, a national retention and loyalty initiative, we commit to our customers an extensive and advanced network, responsive customer service with end-to-end resolution, the option to change at any time to any qualifying price plan without payment of any additional fees and a 15-day satisfaction guarantee. The initiative also includes free handset upgrades every two years, which we call our New Every Two plan. Under this plan, provided that the customer signs a new two-year contract on a calling plan with at least $35 monthly access, the customer will receive a handset upgrade credit of $50 or $100 (depending upon the customer’s monthly access). Another major retention and loyalty program is a customer life cycle management program in which we contact customers at key points in their service tenure with targeted offers and to provide proactive rate-plan analysis.

Information Systems

     Our information systems consist of the following core systems: billing, point of sale, provisioning, customer care, data warehouse, fraud detection and prevention, financial and human resources. These systems are housed in secure data centers with redundancy, backup and disaster recovery capabilities.

     While we have completed our initial consolidation plan of all core systems from many predecessor company systems, which included the consolidation of our billing operations down to two billing systems, we are now undertaking a new effort to convert to one billing system in order to achieve further enhancements in the customer experience, operational efficiencies and system synergies.

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

Employees

     As of December 31, 2005, we employed approximately 55,700 employees on a full-time equivalent basis. We consider our relationship with our employees to be good. Unions currently represent approximately 60 of our employees, but labor unions are attempting to organize various segments of our workforce and we expect these efforts to continue.

Regulatory Environment

     The FCC regulates the licensing, construction, operation, acquisition and transfer of wireless systems in the U.S. pursuant to the Communications Act of 1934, as amended by the Telecommunications Act of 1996, and other legislation and the associated rules, regulations and policies promulgated by the FCC. In addition, a number of state public utilities commissions regulate various aspects of our business. The regulation of the wireless telecommunications industry is subject to constant change. New federal and state laws and regulations, as well as amendments to existing laws and rules, are frequently considered by the Congress, the FCC, state legislatures, and state public utilities commissions. Adoption of new or amended laws or regulations may raise our cost of providing service or require us to modify our business plans or operations.

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

     In addition, because licenses are issued for only a fixed time, generally 10 years, we must periodically seek renewal of those licenses. Under FCC rules, there is a presumption that a wireless licensee that has provided substantial service during its past license term and has substantially complied with applicable FCC rules and policies and the Communications Act will have its license renewed. However, the Communications Act provides that licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. Violations of FCC rules may also result in monetary penalties or other sanctions. FCC rules provide that competing renewal applications for licenses will be considered in comparative hearings and establish the qualifications for competing applications and the standards to be applied in hearings. Although the FCC has routinely renewed all of our wireless licenses that have come up for renewal to date and, in the past, none of our licenses has ever been denied or even challenged, we cannot assure you that no challenges will be brought against our licenses in the future. If any of our wireless licenses were revoked or not renewed upon expiration, we would not be permitted to provide services in the area previously covered by that license.

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

     Our broadband PCS systems operate on one of six frequency blocks in the 1800-1900 MHz bands. PCS systems generally are used for two-way voice and data applications, although they may be used for fixed wireless services as well. For the purpose of awarding PCS licenses, the FCC divided the U.S. into 51 MTAs, which are subdivided into 493 smaller BTAs. The FCC awarded two PCS licenses for each MTA for spectrum in the “A” and “B” blocks, and four licenses for each BTA for spectrum in the “C,” “D,” “E,” and “F” blocks. The “A” and “B” blocks each include 30 MHz of PCS spectrum. Although the “C” block originally included 30 MHz, the FCC subsequently divided some “C” block licenses into two 15 MHz or three 10 MHz blocks for auction. The “D,” “E” and “F” blocks each include 10 MHz of PCS spectrum. Our PCS systems operate exclusively with digital technologies.

     The FCC permits licensees to split their licenses and assign a portion, on either a geographic, or “partitioned,” basis or on a frequency, or “disaggregated,” basis, or both, to a third party. We hold some partitioned or disaggregated spectrum in various markets.

     We must satisfy a range of FCC-specified coverage requirements. For example, the area served by a cellular licensee, within five years following the grant of its license, became its licensed service area, and other parties were then able to apply to cover the “unserved” areas of that cellular market. The FCC adopted a different approach for PCS. All 30 MHz PCS licensees must construct facilities that offer coverage to one-third of the population of the license area or make a showing of substantial service in their license area within five years of the original license grants, and offer coverage to two-thirds of the population or make a showing of substantial service within 10 years. All 10 and 15 MHz PCS licensees must construct facilities that offer coverage to one-fourth of the population of the licensed area or make a showing of substantial service within five years of the original license grants. Licensees that fail to meet the coverage requirements may be subject to forfeiture of the license. We have met the coverage requirements that have applied to our systems to date.

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

Transfers and Assignments of Wireless Licenses

     The Communications Act and FCC rules require the FCC’s prior approval of the assignment or transfer of control of a license for a wireless system. Before we can complete a purchase or sale of a license, we must file one or more applications with the FCC, which must contain information as to our ownership, our pre- and post-closing spectrum holdings in the market, and other broadband commercial mobile radio service licensees serving the market, as well as why the transaction will serve the public interest. The public is by law granted a period of time to oppose or comment on such applications. Non-controlling minority interests in an entity that holds an FCC license generally may be bought or sold without FCC approval. Effective January 1, 2003, the FCC repealed its “spectrum cap” rule, which had limited the total amount of PCS, cellular and specialized mobile radio spectrum any entity could hold. However, even without the former spectrum cap rule, the FCC has announced that it will still consider the competitive impact of any license transfer or merger of companies holding licenses on a case-by-case basis and may impose conditions on its approval of any transaction. In addition, such transactions may be subject to notification and expiration or earlier termination of the applicable waiting period under Section 7A of the Clayton Act by either the Federal Trade Commission or the Department of Justice, as well as approval by, or notification to, state or local regulatory authorities having competent jurisdiction, if we acquire or sell wireless systems.

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

Spectrum Acquisitions

     As is the case with many other wireless providers, we anticipate that we will need additional spectrum to meet future demand. We can attempt to meet our needs for new spectrum in two ways: by acquiring new spectrum licenses from the FCC, or by acquiring or leasing spectrum held by others. The Communications Act requires the FCC to award new licenses for most commercial wireless services to applicants through a competitive bidding process. Therefore, if we need additional spectrum, we may be able to acquire that spectrum by participating in an auction for any new licenses that may become available or by purchasing existing spectrum, provided that we obtain the FCC’s prior consent. In addition, FCC rules allow parties to lease spectrum from licensees. The rules impose various obligations on both the lessee and the licensee and require a number of specific provisions to be included in lease agreements. Under these leasing procedures, we may be able to meet certain spectrum needs by entering into leases with entities holding licenses for that spectrum. Depending on the structure and terms of the lease agreement, prior FCC approval may be required before we could lease spectrum under these new FCC rules.

     The FCC periodically designates additional spectrum that can be used for commercial mobile radio services. Most recently, it adopted licensing and service rules for 90 MHz of spectrum in the 1700 and 2100 MHz bands. This 90 MHz will provide additional capacity for commercial mobile radio service providers to provide 3G or other advanced services or to add additional capacity to provide existing services. However, because much of the 90 MHz is currently encumbered by federal government or commercial users, issues related to “clearing” the spectrum (and reimbursing those incumbent users for relocation costs) must be resolved. In the case of spectrum in these bands that is currently used by the federal government, Congress enacted legislation in December 2004 that provides for a process to reimburse government users for relocation costs out of the proceeds of the auction of this spectrum. The FCC has announced its intent to commence the auction of this spectrum on June 29, 2006, although rules for the conduct of the auction have yet to be adopted. The FCC has also designated two additional 10 MHz blocks of spectrum in the 1900 MHz band (known as the PCS “H” and “J” blocks) for fixed or mobile services, and is currently considering service rules for this spectrum. It has not yet announced when it plans to auction this spectrum. Additional spectrum in the 700 MHz band is designated for commercial wireless services, but it is currently occupied by UHF television stations. Congress enacted legislation in February 2006 that requires the FCC to commence the auction of this 700 MHz band spectrum no later than January 28, 2008 and the UHF stations to vacate this spectrum no later than February 18, 2009. Like the 1700 and 2100 MHz bands, the 60 MHz of spectrum in the 700 MHz band would provide additional capacity for commercial wireless service providers to provide 3G or other advanced services or to add additional capacity for existing services.

     The FCC is also conducting several proceedings to explore whether and how to use spectrum more intensively by, for example, allowing unlicensed wireless devices to operate in licensed spectrum bands. These proceedings are considering how to define the rights and obligations that apply to unlicensed devices, and whether to change the way the FCC manages interference by, for example, permitting “spectrum underlays” in various bands that would co-exist with licensed operations. These proceedings could lead to reassignment of various existing license holders to different spectrum bands, change the technical and operational rules for various wireless services, authorize new technologies to operate in bands previously licensed exclusively for other uses, or adopt new radio interference standards for wireless services. Depending on the specific actions the FCC takes, the outcome of one or more of these proceedings could increase the radio interference with our operations from other spectrum users, place new users adjacent to our licensed spectrum, condition future renewals of our licenses on compliance with new spectrum use rules, authorize new services to operate without having to purchase spectrum at auction, or allow other users to share our spectrum. These changes may adversely impact the ways in which we use our licensed spectrum, the capacity of that spectrum to carry traffic, and the value of that spectrum.

     On February 15, 2005, the FCC concluded an auction of 242 PCS licenses, which the FCC referred to as Auction No. 58. We were the high bidder on 26 of these licenses, which cover a population of approximately 20 million. We made full payment for these licenses and were awarded them in May 2005. In addition, we and Valley Communications, LLC formed Vista PCS, LLC (“Vista”) to bid as a designated entity under the FCC’s rules for certain PCS licenses in Auction No. 58. Vista was high bidder with respect to 37 licenses, which cover a population of 34.4 million. Vista has made full payment for these licenses and was awarded them on March 8, 2006. See “Business – Strategic Acquisitions.”

Federal Regulation

     The FCC does not specify the rates we may charge for our services nor does it require or allow us to file tariffs for our wireless operations. However, the Communications Act states that an entity that provides commercial mobile radio services is a common carrier, and is thus subject to the requirements of the Communications Act that it not charge unjust or unreasonable rates, nor engage in unreasonable discrimination. The FCC may invoke these provisions to regulate the rates, terms and conditions under which we provide service. In addition, the Communications Act defines a commercial mobile radio service provider as a telecommunications carrier, which makes it subject to a number of other regulatory requirements in its dealings with other carriers and customers. These requirements impose restrictions on our business and increase our costs. Among the requirements that affect us are the following:

     Emergency Services. The FCC has imposed rules for making emergency 911 services available by cellular, PCS and other broadband commercial mobile radio service providers, including “Enhanced 911” services that provide the caller’s number, location and other information. Commercial mobile radio service providers are required to take actions enabling them to provide “Phase I Enhanced 911” or, in addition, “Phase II Enhanced 911,” upon request by a public safety answering point (“PSAP”), such as a local police or fire department. Under Phase I, a provider must supply to the PSAP a caller’s number and the location of the serving cell site. Under Phase II, a provider must supply to the PSAP the geographic coordinates of the caller’s location, either by means of network-based or handset-based technologies. Providers may not demand payment of their costs to deploy either type of Enhanced 911 service as a condition of doing so, although they are permitted to negotiate cost recovery. These rules have required us to make significant investments in our network to deploy Enhanced 911 capabilities, and to reach agreements both with vendors of 911 equipment and state and local public safety dispatch agencies, with no assurance that we can obtain reimbursement for the substantial costs we incur, although we have recovered a portion of our deployment costs in a number of states. To date, we have deployed Phase I and/or Phase II Enhanced 911 services to approximately 3,000 PSAPs in parts of 48 states. We must also meet separate Enhanced 911 rules that require us to sell new handsets that are capable of providing location information, and also to ensure that, by December 31, 2005, 95% of our “embedded base” of handsets have this capability. In October 2005, we filed a request for limited waiver of this requirement, seeking an extension until June 30, 2006, to comply. This request remains pending. The FCC may grant this waiver request without conditions, grant the waiver but with conditions that will require us to take additional actions to achieve the requirement, or deny the waiver. In the latter event, the FCC could assess a monetary forfeiture based on non-compliance with the December 31, 2005 deadline, which we could challenge.

     Universal Service. The FCC has established federal universal service requirements that affect commercial mobile radio service providers. Under the FCC’s rules, commercial mobile radio service providers are potentially eligible to receive universal service subsidies, but must in return comply with additional regulation imposed by the FCC as well as by states that have adopted their own rules for entities receiving USF subsidies. In addition, wireless providers are also required to contribute to the federal universal service fund based on their end-user interstate telecommunications revenues. The FCC also regulates how carriers bill customers for universal service contribution costs. The FCC is considering changes to its rules governing contributions to the universal service fund that could increase the proportionate contributions of wireless carriers (relative to landline carriers) to the federal fund, and lead to higher federal USF assessments on wireless customers. Many states also have enacted or are considering their own additional universal service programs. A number of these state programs require contributions, varying greatly from state to state, from commercial mobile radio service providers above and beyond contributions to the federal program. Expansion of these state programs will impose a correspondingly growing expense on our business.

     Number Utilization. The FCC has adopted rules regulating the use of telephone numbers by wireless and other providers as part of an effort to achieve more efficient number utilization. These rules require that wireless carriers be capable of participating in number “pooling” programs and maintain detailed records of numbers used subject to audit. These mandates impose network capital costs as well as increased operating expenses on our business.

     Local Number Portability(“LNP”). The FCC requires wireless carriers to allow their wireless customers to keep (or “port”) their telephone numbers when switching to another carrier. This mandate imposes ongoing operational costs on us, particularly through specialized customer care resources. Separate FCC rules require “intermodal” LNP, that is, that a landline customer be able to port his or her number to a wireless carrier, and vice versa, in some situations. As a result of an appeal by small local exchange carriers, the FCC’s requirement that they offer intermodal porting is currently stayed pending the FCC’s completion of further proceedings.

     Surveillance. The FCC and the Federal Bureau of Investigation have adopted rules to implement the federal Communications Assistance for Law Enforcement Act (“CALEA”). These rules impose a number of obligations on all telecommunications carriers, including wireless providers, to upgrade their switches and other equipment to facilitate electronic surveillance of call information (e.g., the number dialed) or call content (the actual content of the conversation or data transmitted) by federal, state and local law enforcement officials. These rules have imposed, and will continue to impose, costs on us to purchase, install and maintain the software and other equipment that is needed to enable law enforcement, pursuant to a court order or other lawful authorization, to intercept communications carried by us to or from our customers. We have deployed industry standard solutions that provide law enforcement with the capability of accessing communications over our network. In August 2005, the FCC determined that CALEA applies to facilities-based broadband Internet access providers and providers of interconnected VoIP services, and it is currently considering what specific requirements will apply to providers of such services. Although this decision does not expressly address commercial mobile radio service providers, to the extent the FCC adopts additional capability requirements and applies them to wireless services, its decision may affect the costs we incur to comply with that statute.

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

     Billing. The FCC has adopted rules to govern customer billing by all telecommunications carriers and the carriers’ use and disclosure of customer proprietary information. In March 2005, it expanded certain of those rules, which had previously applied only to landline telecommunications service providers, to commercial mobile radio service providers. It also preempted states from adopting laws or rules that require or prohibit commercial mobile radio service providers from including line items for separate fees and charges on customers’ bills, finding that such state action constituted unlawful regulation of rates that is preempted by the Communications Act. At the same time the FCC began a further notice of rulemaking to consider whether to adopt additional billing rules governing the format of customer bills. Adoption of additional rules could add to the expense of our billing process as systems are modified to conform to any new requirements.

     Telemarketing. The FCC has adopted rules to implement federal laws restricting telemarketing. Pursuant to those laws, the Federal Trade Commission established a national “do not call” list on which individuals can place their telephone numbers in order to restrict the telephone solicitations they receive. The FCC’s rules provide that, subject to various exceptions, companies may not make telephone solicitations to these numbers. The FCC’s telemarketing rules impose two sets of obligations on us, first because we are a provider of telecommunications services, and second, to the extent we make telephone solicitations. These rules have required us to expend resources to develop new marketing procedures, train our employees, and establish procedures to maintain certain records. In December 2003, Congress enacted legislation that directed the FCC to adopt rules to protect consumers from unsolicited commercial text messages sent via the Internet. In August 2004, the FCC promulgated rules that prohibit the transmission of such messages to consumers unless the sender obtains express prior authorization.

     Customer Call Records. The FCC has adopted rules to implement provisions of the Communications Act that govern the use and disclosure of certain information that carriers obtain in the course of providing service, such as the amount and duration of, and charges for, individual calls. Recent media coverage of “data brokers” that seek to fraudulently obtain such customer call records from carriers by posing as customers and then selling those records has prompted proposals for legislation in Congress as well as in a number of state legislatures. Among these are proposals that would criminalize this conduct and impose additional safeguards that carriers would be required to meet. In addition, in January 2006, the FCC began an inquiry into carrier practices to determine whether those practices comply with FCC rules. We and other carriers have received a notice of inquiry requesting responses and documents relating to this matter, and we have responded to this inquiry. The FCC may take enforcement actions, including monetary forfeitures, against carriers that it determines, as a result of this inquiry, have not complied with its rules. We have numerous safeguards in place that are designed to prevent the unauthorized disclosure of call records, which we believe fully comply with FCC rules; however, given that the FCC’s inquiry has recently begun, we cannot assess what, if any, enforcement action the FCC may ultimately take. The FCC has stated that it also intends to propose additional rules that could require us to modify our customer care and marketing procedures. We have prosecuted several legal actions against data brokers, winning injunctions that order these entities and individuals to cease attempts to obtain customer call records and impose other sanctions.

     Tower Siting. The Communications Act and the FCC’s rules establish procedures for us and other wireless providers to install the radio transmitter antennas that are needed to operate our systems. The specific obligations we must comply with depend on whether the antennas are installed on a new or existing tower or building, and where the tower or building is located. The rules restrict siting of towers in environmentally sensitive locations and in places where the towers would affect a site listed or eligible for listing on the National Register of Historic Places. In October 2004, the FCC adopted new rules to govern the process for notifying, and if necessary consulting with, state and/or tribal historic preservation officials prior to the construction or modification of towers. While these rules streamline the review process in some respects, they also impose new procedures which may in some situations delay the process and increase our costs. The FCC also adopted additional notification procedures for sites that are to be located in areas of historic interest to tribal organizations, which may also make such sites more difficult and costly to build.

     Radiofrequency Emissions. FCC rules limit the permissible human exposure to radiofrequency (“RF”) emissions from antennas located on towers and buildings as well as from handsets. There are different limits for public and for occupational exposure. In July 2003, the FCC proposed changes to those rules, but has taken no further action. Modifications could require us to make changes to the operation of some of our facilities to maintain compliance with FCC requirements.

     Access to Persons with Disabilities. The Communications Act and the FCC’s rules impose obligations on telecommunications carriers and manufacturers to make their services and equipment accessible to individuals with disabilities, if “readily achievable.” In addition, pursuant to the Communications Act and the federal Hearing Aid Compatibility Act, the FCC adopted rules that require commercial mobile radio service providers to ensure that a specified number or percentage of their digital handset models are built to a specific technical standard that is designed to facilitate their use by hearing-impaired customers. These requirements are to be phased in over the next four years. We complied with the first milestone, which required us to make available at least four digital handsets that meet the currently applicable technical standard for hearing aid compatibility. We must make additional handsets available over the next several years, and must also meet an additional technical standard. These and other FCC actions in this area may require us to make material changes to our network, product offerings or services at our expense.

     Internet Protocol-Enabled and Broadband Services. In March 2004, the FCC began a rulemaking on the regulatory framework for IP-enabled services, including but not limited to VoIP services. In that rulemaking, the agency is considering requirements for Enhanced 911, interconnection, disabilities access, universal service contributions, privacy and other consumer protections that would apply to IP-enabled service providers. In August 2005, the FCC determined that landline broadband Internet access services are information services, not common carrier services, and began a rulemaking to determine the appropriate regulatory treatment of such services. The FCC will consider, among other issues, customer privacy and other consumer requirements, outage reporting, and whether states should have a role in enforcing federal rules. Also in August 2005, the FCC adopted a policy statement on “net neutrality,” endorsing the principle that broadband Internet access providers should allow consumers unfettered access to all lawful sites, content and applications on the Internet. The policy statement does not have the force of rules but may provide a guideline for future regulation. While none of these FCC proceedings and actions expressly address commercial mobile radio services, they could result in new or modified regulation of our business to the extent that we are treated as providing IP-enabled and/or broadband Internet access services. In addition, a bill has been introduced in the U.S. Senate to modify the regulation of high-speed services, and the U.S. House of Representatives is developing a separate bill that would address providers of certain packet-switched services. Such legislation could add new regulatory obligations on some of our services and/or remove some existing regulations.

State Regulation and Local Approvals

     With the rapid growth and penetration of wireless services has come a commensurate surge of interest on the part of some state legislatures and state public utility commissions in regulating our industry. This interest has taken the form of efforts to regulate customer billing, termination of service arrangements, advertising, filing of “informational” tariffs, certification of operation, service coverage and quality, drivers’ use of handsets, provision of emergency 911 service, and many other areas. We anticipate that this trend will continue. For example, while a number of state commissions do not currently have jurisdiction over wireless services, state legislatures may decide to grant them such jurisdiction. States are also considering changes to their overall telecommunications regulatory regimes to address new services, such as VoIP and broadband technologies, which may lead to new regulation of our business. In addition, those state commissions that already have authority to impose regulations on wireless carriers may adopt new or expanded rules. These trends will require us to devote resources to working with the states to respond to their concerns while minimizing any new regulation that could increase our costs of doing business.

     While the Communications Act generally preempts the regulation by state and local governments of the entry of, or the rates charged by, wireless carriers, it permits a state to petition the FCC to allow it to impose commercial mobile radio service rate regulation. No state currently has such a petition on file, but as wireless service continues to grow, the possibility exists that a state will seek resumption of rate authority. In addition, the Communications Act does not prohibit the states from regulating the other “terms and conditions” of wireless service. As a result, several states have imposed, or are proposing, various regulations on the wireless industry, such as rules governing customer contracts, billing, customer service, and advertising. Some states also impose their own universal service support regimes on wireless and other telecommunications carriers, similar to the requirements that have been established by the FCC, and other states are considering whether to create such regimes. The most extensive rules regulating our business were adopted in May 2004 by the California Public Utilities Commission (“CPUC”). These rules regulate, among other things, our advertising practices, our use of early termination fees, communications with our customers, and certain terms of our customer service agreements. In January 2005, the CPUC voted to stay the rules while it considers whether and how to modify them, and it has issued a set of rules that are less extensive and burdensome but would still impose new compliance costs on us and other wireless providers. In November 2005, New Mexico adopted a set of consumer rules for telecommunications carriers, which apply to deposits we hold for certain customers, billing practices, and other aspects of our operations. While much less burdensome than the CPUC’s original rules, the New Mexico rules will impose certain costs on our business.

     From time to time, we receive inquiries from state Attorneys General offices or other consumer-protection agencies seeking information about our advertising, consumer disclosures and/or billing practices. In March 2001, we received a letter of inquiry on behalf of 22 state Attorneys General offices, requesting information concerning our advertising, marketing and billing practices. In July 2004, following several years of discussions and negotiations, we entered into an Assurance of Voluntary

Compliance (“AVC”) with 32 State Attorneys General. One additional State Attorney General has subsequently joined the AVC. The AVC, which generally reflected our existing practices at the time it was entered into, obligates us to disclose certain rates and terms during a sales transaction, to provide maps depicting our coverage at our retail locations and on our website, and to comply with various requirements regarding our advertising, billing, and other practices, subject to enforcement actions by one or more states. We have implemented the AVC and not been subject to any such enforcement actions. Cingular and Sprint entered into identical AVCs.

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

     States also share authority over our intercarrier interconnection agreements with other carriers by, for example, setting the rates that apply to the exchange of local traffic, the access rates that we must pay to terminating LECs for non-local traffic, and the rates we pay for transiting services. States have adopted regulations governing procedures for negotiating and arbitrating interconnection agreements, and some have adopted laws or regulations governing these matters. Moreover, a number of incumbent local exchange carriers (“ILECs”) in rural areas have sought to impose unilateral “termination tariffs” that purported to impose high, unilateral charges for terminating the traffic that we send them. In February 2005, the FCC prohibited rural ILECs from enforcing such tariffs on a going forward basis, requiring that wireless carriers and rural ILECs negotiate the terms for compensation. This ruling should over time moderate the costs of terminating wireless calls to customers of rural ILECs. We are involved in a number of proceedings before courts and state public utility commissions over our interconnection agreements and the rates we pay to send traffic. The outcomes of these proceedings may impact the amounts we pay in order to deliver our customers’ traffic to other carriers.

     A number of states and localities have adopted or are considering banning or restricting the use of a wireless handset while driving a motor vehicle. New York, Connecticut, New Jersey and the District of Columbia have enacted statewide bans on driving while holding a wireless handset, and a number of other states have restricted or prohibited the use of wireless devices while driving by younger drivers. See “Risk Factors – Our operations are subject to significant regulation by the FCC and other federal and state agencies, and changes in regulations could impose significant additional expenses on us.” We have supported driver restrictions on the condition that they are statewide rather than imposed by localities, that they allow use of hands-free devices, and that they allow sufficient time for customers to acquire these devices.

     Finally, state and local governments have become more active in imposing fees and taxes on wireless carriers and services to raise general revenues and to pay for various regulatory programs. Examples include the following impositions on wireless service that were enacted during 2005: a 1.3% telecommunications tax in Kentucky, a 1% increase in the tax rate for business customers in Washington, D.C., and an increase to $3.00 of the E911 fee in West Virginia. These new fees and taxes are often not imposed on other businesses and either increase our costs of doing business or, if imposed by law on or passed through by us to customers, increase our customers’ cost of service, which affects demand for our services. Administrative issues related to the imposition of these new taxes and fees require us to devote resources to working with states and localities to implement such taxes and fees, as well as to respond to customer inquiries regarding these new impositions. In addition, our efforts opposing legislative proposals, which seek to impose many of these new taxes and fees only on our industry, have been and are likely to continue to be challenging and costly.

Item 1A. Risk Factors

Risks Related to Our Business

We face substantial competition, which may make it difficult for us to maintain our profit margin

     The wireless communications industry is highly competitive and rapidly changing. As industry penetration grows, competition for customers will intensify. As a result, we may have to increase our capital investment to ensure we maintain or enhance our service quality and/or more rapidly deploy new services, reduce our service prices and/or restructure our service packages to offer more value, and increase promotional spending in order to attract new-to-wireless customers and to retain our customer base. In addition, as wireless data services proliferate, content will become an increasingly significant factor in the appeal of these services. As a result, we may face increasing competition for wireless data revenue from both content providers and other participants in the wireless value chain. Competition is expected to continue, and could cause us to experience lower revenues and/or higher costs. See “Business-Competition.”

Failure to develop future business opportunities may limit our ability to compete effectively and grow our business

     An important element of our strategy is to develop and offer new services for which there is no assurance of demand. Many of these new services are derivatives or mobile versions of services that exist and are popular on the Internet, such as video services, music on demand, traffic and mapping services, streaming audio and video, and broadcast video and TV. In general, the development of new services in our industry requires us to anticipate and respond to varied and rapidly changing customer demand. In order to compete successfully against the other major participants in the U.S. wireless industry, we will need to commercialize and introduce on a large scale new services on a timely basis. In particular, the deployment and delivery of wireless data services relies, in many instances, on new, complex and unproven technology that will demand substantial capital outlays and spectrum capacity. Furthermore, wireless data services entail additional specific risks.

     For example, the success of wireless data services substantially depends on the ability of others to develop applications for wireless devices and to develop and manufacture devices that support wireless applications. We, as well as others in wireless communications, continue to be exposed to patent infringement claims as new and innovative products and services are developed and commercialized. Because of these and other factors, we cannot assure you that these applications or devices will be developed at all or in sufficient quantities to support the deployment of wireless data services.

     We cannot guarantee when or whether these new services will be widely introduced and fully implemented or that customers will purchase the services offered. In addition, there could be legal or regulatory restraints on wireless data services as the applicable laws and rules evolve. If these new services are not successful or if costs associated with their implementation and introduction materially exceed those currently estimated, our ability to retain and attract subscribers and increase our revenue per subscriber could be materially adversely affected.

We have substantial cash requirements and cannot assure you that we will be able to fund them

     Most of our network is substantially built-out in terms of population covered; however, there are significant portions that still require significant build-out. We currently estimate that our capital expenditures, including capital expenditures for the build-out and upgrade of our network, but excluding acquisitions of spectrum licenses and other wireless service providers, will total approximately $6.3 billion in 2006 and we expect to incur substantial capital expenditures after 2006 as well. We anticipate that we will be able to fund our capital expenditures for the build-out and upgrade of our network from cash generated by our operations, but we may need to secure financing for acquisitions of additional spectrum licenses and other wireless service providers. We may also need to secure financing if the cash generated by our operations is not as great as currently anticipated, if our owners establish a new non-tax distribution policy that requires that we make substantial cash distributions to them, or to honor any exercise by Vodafone Group Plc (“Vodafone”) of its put rights. We have a number of fixed and floating rate note borrowing arrangements with Verizon Communications that provide the substantial majority of our existing debt financing, and additional borrowing capacity exists under these arrangements. See “Management Discussion and Analysis - Liquidity and Capital Resources.” However, if Verizon Communications were unable to fund its additional lending commitments to us, or we were to have additional funding requirements in excess of Verizon Communications’ existing commitments to us, we would be required to secure additional financing and we may not be able to do so on commercially reasonable terms or at all. If we cannot obtain this financing, we may be unable to complete the build-out and upgrade of our network on a timely basis or at all, implement other important elements of our business strategy or timely meet our financial commitments.

We depend upon a number of key suppliers and vendors and, if any of them fail to fulfill their obligations to us or terminate their relations with us, we may not be able to provide services or maintain and upgrade our network

     We depend upon various key suppliers and vendors to provide us with equipment and services that we need to continue our network build-out and upgrade and operate our business. If these suppliers or vendors fail to provide equipment or service to us on a timely basis, we may be unable to provide services to our customers in a competitive manner or continue to maintain and upgrade our network. In addition, we may be unable to satisfy the requirements contained in our FCC licenses regarding the construction of our network. Our vendors may also be subject to litigation with respect to technology that we depend on, and we are unable to predict whether our business will be affected by that litigation. We expect this dependence to continue as we develop and introduce more advanced generations of technology. The following is a description of the types of suppliers and vendors that pose these risks to us, and a more particular description of the risks posed to our company by our dependence upon them:

      Switch and cell equipment

     Our primary cell site equipment infrastructure vendor is Lucent Technologies Inc. (“Lucent”), which currently provides approximately two-thirds of our cell site equipment, and Nortel Networks Corp. (“Nortel”) and Motorola, Inc., which provide nearly all of our remaining cell site equipment. In addition, we rely upon Lucent and Nortel for substantially all of our switching equipment. We have deployed interoperable switch and base station equipment from two of our infrastructure suppliers in several markets and have been successful in establishing interoperability between Motorola cell sites and Nortel switches for most features and attributes. However, the majority of our markets use both cell site equipment and switches from Lucent, and are restricted, for reasons of economic practicality and/or technical compatibility, to only using such cell site equipment and switches. If we were unable to continue to obtain cell site equipment and/or switches from Lucent, it could adversely impact our ability to maintain and upgrade the network within such markets.

      Handsets

     We purchase handset and accessory products from a number of manufacturers, with the substantial majority of our purchases made from LG InfoComm, Samsung, Motorola, Kyocera, UTStarcom, Pantech and Nokia. A key component of all wireless handsets is the chipset, which contains the “intelligence” of the handset. All of our handset suppliers rely on Qualcomm Incorporated for the manufacturing and supplying of CDMA-1XRTT and EV-DO chipsets, except for Nokia, which produces its own CDMA-1XRTT chipsets under license from Qualcomm. As part of an action against Qualcomm brought before the United States International Trade Commission, Broadcom Corporation is currently seeking a ban on the importation of devices containing Qualcomm’s EV-DO chipsets, relief which if granted would effectively terminate our supply of EV-DO-enabled devices. See “Legal Proceedings.” There are also a number of other components common to wireless handsets provided by various electronic component manufacturers that we do not deal with directly. Disruption of the supply of Qualcomm chipsets to a number of our core suppliers or a ban on importation of handsets that include these chipsets from suppliers, a shortage of other common components to a number of suppliers, or a disruption of manufacturing activities generally in a country where a significant portion of our handsets are manufactured, could have a material adverse effect on the availability of handsets to sell to our customers and could therefore have an adverse impact on our ability to implement our business strategy.

      Wireless Data Applications

     We also rely on Qualcomm for its binary run-time environment for wireless (BREW) technology, which enables many of our handsets and other devices to access key wireless data services, including all of our Get It Now and V CAST applications. See “Wireless Services – Wireless Service Offerings – Get It Now”. Under agreements between Qualcomm and us and various of our applications service providers, Qualcomm has granted us and these applications providers limited, non-exclusive, fee-for-use type licenses to the BREW technology. The initial term of our license expires in September 2006, but the term then renews automatically on an annual basis unless terminated on notice by us or Qualcomm. In the event that Qualcomm were unwilling or unable to continue to provide us with this technology on commercially reasonable terms, our ability to deploy existing and new wireless data applications for use by our customers would be materially adversely affected.

Our technology may not be competitive with other technologies or compatible with next generation technology, which would harm our ability to retain and attract subscribers

     While we believe our technology, CDMA2000, and its upgrades offer many advantages, many competing wireless service providers have chosen GSM or other technologies as the technology platforms for their networks. GSM leads in worldwide market share and its share has increased during the past year. GSM’s scale advantages may result in lower network infrastructure and device costs and a greater level of research and development investment, enabling more competitive system features and functionality. Many GSM operators plan to deploy or are deploying new technologies to offer third-generation services.

However, these new technologies are incompatible with CDMA2000. We cannot assure you that CDMA2000 will provide the advantages that we expect, that it will be compatible with all future versions of CDMA2000 or that future generations of wireless technology will be compatible with the current CDMA2000 technology.

     Wireless providers have introduced improved next generation wireless products and may soon introduce other advanced wireless products. There are multiple, competing next generation standards, there are several options within each standard, incompatibilities, vendor-proprietary variations and rapid technological innovations. There are risks that current or future versions of the technologies and evolutionary path that we have selected, may not be demanded by existing and prospective customers or provide the advantages that we expect. In addition, there are risks that other carriers on whom our customers roam may change their technology to GSM or other technologies that are incompatible with ours. As a result, the ability of our and such other carriers’ customers to roam on our respective networks could be adversely affected. If these risks materialize, our ability to provide national service to our customers, to retain and attract customers, and to maintain and grow our customer revenues could be materially adversely affected.

Labor unions are attempting to organize our employees, and we cannot predict the impact of unionization efforts on our costs

     Labor unions continue informal efforts to organize various segments of our workforce. Two unions, the Communications Workers of America and the International Brotherhood of Electrical Workers, have been conducting informal information and organizing campaigns in various locations nationwide. To date, there have been no new unionized work groups at Verizon Wireless.

     Unions currently represent approximately 60 of our employees. We cannot predict what level of success unions may have in organizing our employees or the potentially negative impact of labor organizing on our costs.

We are subject to a significant amount of litigation, which could divert our management’s attention and require us to pay significant damages or settlements

     The wireless industry faces a substantial amount of litigation, including patent lawsuits, personal injury and consumer class action lawsuits relating to alleged health effects of wireless phones or radiofrequency transmitters, antitrust class actions, and class action lawsuits that challenge marketing practices and disclosures, including practices and disclosures relating to alleged adverse health effects of handheld wireless phones. These lawsuits seek substantial damages. The risk of litigation may be higher for companies like us that offer services nationally due to our increased prominence in the industry. We may incur significant expenses in defending these lawsuits. In addition, we may be required to pay significant awards or settlements. For a discussion of significant litigation matters involving our company, see “Legal Proceedings.”

Risks Related to Our Industry

Concerns about alleged health risks relating to radio frequency emissions may reduce demand for our services and cause us to pay significant damages or settlements

     Some studies have suggested that radio frequency emissions from wireless handsets and cell sites may be associated with various health problems, including cancer, and may interfere with electronic medical devices, including hearing aids and pacemakers. Lawsuits have been filed against us and other participants in the wireless industry alleging various adverse health consequences as a result of wireless phone usage. In May 2001, the U.S. General Accounting Office issued a report, entitled Research and Regulatory Efforts on Mobile Phone Issues, observing that the consensus of various major health agencies is that the research to date does not show radio frequency energy emitted from mobile phones to have adverse health effects but there is not yet enough information to conclude that they pose no risk. The report offers recommendations to improve the FCC’s review of mobile phone testing, as well as FCC and U.S. Food & Drug Administration (“FDA”) consumer information on health issues relating to mobile phones. In July 2003, the FDA and the FCC stated that the available scientific evidence does not show that any health problems are associated with using wireless phones, but it has not been proven that wireless phones are absolutely safe. Additional studies of radio frequency emissions are ongoing. The actual or perceived risk of radio frequency emissions could also adversely affect us through diminished use of wireless services, reduced subscribers, or reduced financing available to the wireless communications industry. Further, such health concerns could expose wireless providers to further litigation that, even if not successful, can be costly to defend. Government authorities may increase regulation of wireless handsets and cell sites as a result of these health concerns.

Our operations are subject to significant regulation by the FCC and other federal and state agencies, and changes in regulations could impose significant additional expenses on us

     The licensing, construction, operation, sale, and interconnection arrangements of wireless communications systems are all regulated to varying degrees by the FCC and, depending on the jurisdiction, state and local regulatory agencies. We are subject to federal rules governing such areas of our business as customer billing, the provision of emergency calling services, the use of customer information, access to telephone numbers, telemarketing, and the provision of access to our network and equipment to persons with disabilities. In addition, the FCC, together with the Federal Aviation Administration, regulates tower marking and lighting, and other government agencies periodically consider various mandates on the wireless industry. We are also subject to various environmental protection and health and safety laws and regulations, including limits on radio frequency radiation from mobile handsets and towers, as well as state and local zoning approvals for constructing or modifying towers on which we place our equipment. See “Business – Regulatory Environment – Federal Regulation.” Additionally, our business is increasingly subject to efforts by state legislatures and state public utilities commissions to adopt legislation and regulations that could regulate the marketing, billing and provision of wireless service. Any of these agencies having jurisdiction over our business could adopt regulations or take other actions that could increase our costs, place restrictions on our operations and growth potential or otherwise adversely affect our business. Zoning approvals for towers could significantly delay our ability to deploy new or expanded service in particular markets. Moreover, our failure to comply with existing or additional regulations could result in significant penalties.

      Legislation has also been adopted or proposed in many state and local legislative bodies to restrict or prohibit the use of wireless devices while driving motor vehicles, which could reduce usage of our service and our revenues and could lead to costly litigation over the use of phones and other wireless equipment while driving. In addition, certain studies have concluded that driving while using a wireless phone, whether with or without a hands-free device, may increase the risk of driver distraction and negatively impact driver safety. While further studies are planned or underway, the concerns raised by such studies could also spur litigation or further legislative activity adversely affecting our business through diminished use of wireless services. See “Business – Regulatory Environment – State Regulation and Local Approvals.”

We are increasingly subject to federal, state and local fees and taxes that burden our customers and, as a result of our compliance, create increased costs to us

      The FCC and an increasing number of state authorities are requiring the wireless industry to comply with, and in some cases to fund, various initiatives, including federal and state universal service programs, telephone number administration, local number portability, services to the hearing-impaired and emergency 911 networks. In addition, many states have imposed significant taxes on providers in the wireless industry. These initiatives and programs increase our costs either directly in the form of fees and taxes to federal, state and local agencies, or in the form of expenses to comply with the regulatory mandates. Some states are seeking to prevent us from passing these fees and taxes on to our customers. Although we obtained an FCC ruling that such prohibitions are unlawful, that ruling has been appealed to a federal court, and we cannot predict the outcome of that challenge. These federal, state and local taxes and fees may increase our customers’ cost of service, which may affect demand for our services. See “Business – Regulatory Environment – State Regulation and Local Approvals.”

Major equipment failures could have an adverse effect on our business

     Natural disasters or terrorist acts could cause major network equipment failures and/or unusually high network traffic demands that could adversely affect our ability to provide service to our customers. In addition, with the growth of wireless data services, enterprise data interfaces and Internet-based or IP-enabled applications, our network is exposed to a greater degree to third-party content over which we have less direct control. Further, our customers can download third-party content to their wireless devices, including PDAs and “smart phones”, over which we may have no control. As a result, our network infrastructure and/or information systems, as well as our customers’ wireless devices, may be subject to a wider array of potential security risks, including viruses and other types of computer-based attacks, which could cause lapses in our service or adversely affect the ability of our customers to access our service. Such lapses could harm our ability to attract and retain customers, which could have a material adverse effect on our business and our results of operations.

Risks Related to Our Partners

Important decisions require the approval of representatives selected by both our partners, and a failure to agree could result in deadlock, resulting in lost business opportunities

     Many important decisions, including decisions relating to equity issuances and significant acquisitions, require the approval of representatives of Verizon Communications and Vodafone. It is possible that the representatives will not reach agreement regarding matters that are very important to us and could be deadlocked. If deadlocks cannot be resolved, we will not be permitted to take the specified action, which could, among other things, result in us losing business opportunities and harm to our competitive position.

We may have conflicts of interest with our partners that could be resolved in a manner favorable to them and adverse to us

     Cellco Partnership is a joint venture controlled by Verizon Communications, although many important decisions, including decisions relating to equity issuances and significant acquisitions, require the approval of representatives of Verizon Communications and Vodafone. Conflicts of interest may arise between us and our owners when we are faced with decisions that could have different implications for us and our owners, including potential acquisitions of businesses, potential competition, the issuance or disposition of securities, the payment of distributions by the partnership, labor relations policies, tax, regulatory and legal matters. We also contract with or reimburse our owners, particularly Verizon Communications, for many services, the prices for which may not be the result of arm’s length negotiations. In addition, in certain circumstances, our owners are permitted to compete with us, which would increase the conflicts of interest. Because of these conflicts, our owners may make decisions that are adverse to us.

Under the terms of agreements with our partners, we may only participate in the U.S. wireless industry, which will prevent us from growing our business through international expansion or entry into related businesses

     We have agreed with our owners that we may not, without their consent, enter into any business other than the U.S. mobile wireless business. These restrictions limit our ability to grow our business through initiatives such as expansion into international markets and acquisitions of wireless providers that are also engaged in other businesses outside our permitted activities. Many wireless providers that could otherwise be potential acquisition targets are affiliated with companies that also engage in other domestic businesses, such as wireline or long-distance services, or in international wireless businesses. These restrictions may also preclude us from pursuing other attractive related or unrelated business opportunities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

     We currently maintain our corporate headquarters in Bedminster, New Jersey. In mid-2006, our corporate headquarters will be relocated to Verizon Center in Basking Ridge, New Jersey. Verizon Center is owned by Verizon Communications, and we will lease space at this facility.

     We also have four area and 25 regional offices, as well as additional offices for our paging services, located throughout the U.S. In addition, we maintain facilities comprised of administrative and sales offices, customer care centers, retail sales locations, switching centers, cell sites and data centers. Locations are generally leased to provide maximum flexibility, with the exception of switching centers, which are usually owned due to their critical role in the network and high set-up and relocation costs.

     As of December 31, 2005, we operated approximately 2,100 retail stores, carts and kiosks that support our direct distribution channel. Additionally, we had 160 offices and 251 storage facilities of varying sizes. At that date, network properties included 169 switching locations and approximately 24,500 cell sites, as well as additional properties for our paging network. We believe that our facilities are suitable for their purposes and that additional properties can be secured for our anticipated needs, although we may have difficulty obtaining additional cell sites.

     Our gross investment in property, plant and equipment consisted of the following at December 31:

(in millions)	2005	2004

Land and improvements	$145	$118
Buildings	5,579	4,888
Wireless plant equipment	31,568	27,936
Furniture, fixtures and equipment	3,101	2,775
Leasehold improvements	1,625	1,197

Gross property, plant and equipment	$42,018	$36,914

Item 3. Legal Proceedings

     We are a defendant in purported class actions alleging antitrust violations, including Brook, et al. v. AT&T Cellular Services, Inc., et al., filed in the U.S. District Court for the Southern District of New York on April 5, 2002; Millen, et al. v. AT&T Wireless PCS, LLC, et al., filed in the U.S. District Court for the District of Massachusetts on August 3, 2002; Truong, et al. v. AT&T Wireless PCS, LLC, filed in the U.S. District Court for the Northern District of California on September 20, 2002; Beeler et al. v. AT&T Cellular Services, Inc., filed in the U.S. District Court for the Northern District of Illinois on September 30, 2002; and Morales, et al. v. AT&T Wireless PCS, LLC, et al., filed in the U.S. District Court for the Southern District of Texas on September 27, 2002 (together, the “Brook cases”). The Brook cases have been ordered for coordinated pre-trial discovery under MDL Proceeding 1513 in the United States District Court for the Southern District of New York. Plaintiffs allege that we and other defendants engage in the illegal tying of wireless handsets and wireless service and monopolization in violation of federal antitrust law, and seek certification of a nationwide class of wireless customers from 1998 to the present. In each case, the plaintiffs seek compensatory and treble damages, attorneys’ fees and injunctive relief. On August 12, 2003, the District Court dismissed the monopolization claims, and on August 29, 2005, the district court granted defendants’ motion for summary judgment and dismissed the Brook cases. On October 3, 2005, plaintiffs appealed that ruling to the Second Circuit Court of Appeals. In addition to the Brook cases, three other actions alleging illegal tying and other claims have been filed against Cellco and other wireless carriers. On August 17, 2004, Freeland, et al. v. AT&T Corporation, et al., was filed in the U.S. District Court for the Northern District of California. The allegations in Freeland are similar to those in the Brook cases, except that the Freeland complaint also alleges conspiracy to monopolize and restrain trade. The plaintiff in Freeland moved to certify a class on October 21, 2005. Maloney v. Sprint Corporation, et al., was filed in South Carolina state court on February 14, 2005 and was subsequently removed to federal court by the defendants. The Maloney complaint alleges illegal tying of wireless handsets and wireless service, monopolization and conspiracy, all in violation of South Carolina law, and alleges a class of South Carolina residents who purchased wireless service from the defendants. McClain v. Sprint Corporation, et al., was filed on February 23, 2005 in Tennessee Circuit Court and was subsequently removed to federal court by the defendants. The McClain complaint contains allegations similar to those in Maloney, but is pleaded under Tennessee law. McClain purports to be brought on behalf of Tenne ssee residents who purchased wireless service from the defendants. The Freeland, Maloney and McClain actions have been transferred to the U.S. District Court for the Southern District of New York for coordination under MDL Proceeding 1513. Plaintiffs in Maloney and McClain have moved to remand the cases to state court. We are not currently able to assess the impact, if any, of these actions on our consolidated financial statements.

     On July 15, 2005, we entered into a stipulation to settle three purported class actions alleging that we did not adequately disclose certain limitations on the Bluetooth technology that was included in the Motorola V710 handset that has been available for use on our network since August 2004: Opperman, et al. v. Cellco Partnership, et al., filed on December 30, 2004 in the Superior Court of California, Los Angeles County, and brought on behalf of a purported class of California residents; Zhao v. Verizon Wireless, Inc., filed on January 7, 2005 in the Ohio Court of Common Pleas, Cuyahoga County and brought on behalf of a purported nationwide class; and Kaner, et al. v. Cellco Partnership, filed on January 20, 2005 as a purported nationwide class action arbitration with the American Arbitration Association in New York. On September 2, 2005, the Los Angeles Superior Court entered an order preliminarily approving a nationwide settlement, which will provide claimants who submit a claim form under penalty of perjury with the option of either: (1) retaining their V710 handset and receiving a $25 bill credit; (2) returning their phone and accessories, receiving the actual purchase price or $200 if they do not have a receipt, and canceling service; or (3) returning their phone and accessories and receiving a credit (for $200 or the actual purchase price) towards a new phone. The settlement agreement does not address attorneys’ fees, which will be determined by the court. Plaintiffs’ counsel have filed a motion seeking $6.3 million in fees. On January 17, 2006, the court granted final approval of the settlement for those class members who had received notice of the settlement prior to that date. The court on March 16, 2006 will hold a hearing with respect to the remaining class members. The court will also decide plaintiffs’ counsel’s fee application on March 16, 2006. We are not currently able to assess the impact, if any, of these actions on our consolidated financial statements if the settlement is not finally approved by the court.

     We are defending six lawsuits alleging patent infringement. In Gammino v. Cellco Partnership d/b/a Verizon Wireless, et al., filed in the U.S. District Court for the Eastern District of Pennsylvania on September 10, 2004, plaintiff alleges that we are infringing or contributing to the infringement of patents held by plaintiff related to international call blocking. Plaintiff seeks unspecified monetary damages as well as injunctive relief. In Digital Technology Licensing LLC v. Cellco Partnership d/b/a Verizon Wireless, filed in the U.S. District Court for the District of New Jersey on April 11, 2005, plaintiff alleges that, by selling or offering to sell digital cellular telephones, we are infringing, inducing infringement of, or contributing to the infringement of a patent held by plaintiff for a digital output transducer. Plaintiff seeks unspecified money damages, treble damages, attorneys’ fees and injunctive relief. In the amended complaint in Aerotel, Ltd. v. Verizon Communications Inc., Cellco Partnership a/k/a and d/b/a Verizon Wireless, Verizon Select Services, and Codetel International Communications Incorporated, filed in the U.S. District Court for the Southern District of New York and served on or about April 28, 2005, plaintiff alleges breach of contract and seeks a declaratory judgment that defendants’ products and services are covered by, and unless licensed would infringe, Aerotel’s 1-800 calling card service patent. Plaintiff seeks compensatory damages of at least $180 million, attorneys’ fees and declarations of infringement. In Upaid Systems, Ltd. v. Qualcomm Incorporated and Cellco Partnership d/b/a Verizon Wireless, filed in the U.S. District Court for the Eastern District of Texas on July 29, 2005, plaintiff alleges that we and Qualcomm are infringing two patents held by plaintiff for a method of providing pre-paid telecommunication services and commercial transactions via a plurality of networks and platforms. Plaintiff seeks unspecified monetary or compensatory damages, treble damages, attorneys’ fees and injunctive relief. In Thomas v. Cellco Partnership d/b/a Verizon Wireless, et al., filed against us and other wireless carriers in the U.S. District Court for the Western District of North Carolina on December 6, 2005, plaintiff alleges that by using, selling, offering to sell and/or importing wireless telephone handsets, defendants are infringing, inducing infringement or contributing to the infringement of a patent held by plaintiff for a “System for Controlling the Supply of Utility Services to Consumers.” The complaint seeks declaratory and injunctive relief, an accounting, damages and attorneys’ fees. Finally, in Smartcall Licensing Incorporated v. Cellco Partnership d/b/a Verizon Wireless, filed in the U.S. District Court for the Northern District of Illinois on December 21, 2005, plaintiff alleges that by providing cellular telephones and cellular telephone and paging services, we are infringing, inducing infringement of, or contributing to the infringement of a patent held by plaintiff for a “Method And Apparatus For Maintaining A Database In A Portable Communication Device.” The complaint seeks damages and injunctive relief. We are not currently able to assess the impact, if any, of these actions on our consolidated financial statements.

     In addition, on February 15, 2006, we were granted permission by the Administrative Law Judge to intervene on the issue of remedy in In the Matter of Certain Baseband Processor Chips and Chipsets, Transmitter and Receiver (Radio) Chips, Power Control Chips, and Products Containing Same, Including Cellular Telephone Handsets, pending in the United States International Trade Commission. On March 1, 2006, the Administrative Law Judge denied our motion to intervene in the liability phase of the action. Complainant Broadcom Corporation alleges that certain chips and chipsets manufactured by respondent Qualcomm Corporation infringe Broadcom's patents. Broadcom is seeking an order that would prohibit the importation of those chips and chipsets, including those contained within EV-DO devices sold by us and others for use on our network. See “Risk Factor – Risks Related to Our Business - We depend upon a number of key suppliers and vendors and, if any of them fail to fulfill their obligations to us or terminate their relations with us, we may not be able to provide services or maintain and upgrade our network - Handsets.” A trial on liability issues is proceeding, and a trial on remedy issues, if necessary, will commence in July 2006.

     We are a defendant, along with other wireless carriers, wireless phone manufacturers, standard-setting bodies, industry trade associations and others, in lawsuits alleging personal injuries, including brain cancer, from wireless phone use, including Murray v. Motorola, Inc., et al., filed November 15, 2001; Agro v. Motorola, Inc., et al., filed February 26, 2002; Cochran v. Audiovox Corp., et al., filed February 26, 2002; and Schwamb v. Qualcomm Inc., et al., filed February 26, 2002, all filed in the Superior Court for the District of Columbia. Plaintiffs in these four suits seek compensatory, consequential and/or punitive damages. Following removal of these cases to federal court by defendants, the District Court, on July 19, 2004, remanded the cases to the District of Columbia Superior Court. Defendants’ motion to dismiss the actions on preemption grounds is pending. Brower, et al. v. Motorola, Inc., et al., filed April 19, 2001, likewise alleges personal injuries from wireless phone use and also asserts purported class action claims that seek, among other relief, funding for research and medical monitoring. Following removal of Brower from the California Superior Court to the U.S. District Court for the District of Maryland, the District Court on February 17, 2006 remanded the action to California state court. On November 30, 2005, Cellco was served with Jasso, et al. v. Verizon Wireless, et al., an action by pro se plaintiffs alleging various illnesses as a result of alleged exposure to radio frequency emissions from RF antennas. Defendants removed the action to federal court and moved to dismiss the complaint.

     In addition, between April and June 2001, we and various other wireless carriers and phone manufacturers became defendants in statewide class actions relating to wireless phone use, including: Farina, et al. v. Nokia Inc., et al., Pennsylvania Court of Common Pleas, Philadelphia County, filed April 19, 2001; Gilliam, et al. v. Nokia Inc., et al., New York Supreme Court, Bronx County, filed April 23, 2001; Pinney, et al. v. Nokia Inc., et al., Maryland Circuit Court, Baltimore County, filed April 19, 2001; and Gimpelson et al. v. Nokia Inc., et al., Georgia Superior Court, Fulton County, filed June 8, 2001. Plaintiffs in these suits allege that wireless phones are defective because the defendants fail to include a proper warning about alleged adverse health effects, fail to encourage the use of a headset, and fail to include a headset with the phone. Plaintiffs in the Farina and Pinney actions also allege that the sale of wireless phones without a hands-free device facilitates the violation of certain state laws restricting the use of wireless phones without a hands-free device while operating a motor vehicle. Plaintiffs in these four suits seek damages and injunctive relief requiring defendants to provide headsets to all class members. All of these class actions were removed to federal court and subsequently coordinated by the Judicial Panel for Multi-District Litigation and transferred to the U.S. District Court in Maryland. On March 5, 2003, the district court denied plaintiffs’ motion to remand to state court and dismissed plaintiffs’ claims in all four cases. On March 16, 2005, the Fourth Circuit Court of Appeals reversed the district court’s finding of federal jurisdiction and ordered the actions remanded to the state courts in which they were originally filed. On October 28, 2005, the U.S. Supreme Court denied defendants’ petition for certiorari seeking to vacate the Fourth Circuit judgment in light of intervening precedent. Plaintiffs have stipulated to the dismissal of the Gimpelson and Gilliam actions without prejudice. On February 17, 2006, the Farina and Pinney actions were removed to federal court. An adverse outcome in any of these matters could have a material adverse effect on our consolidated financial statements.

     We are a defendant in various purported consumer class actions, brought on behalf of customers throughout the country, relating to our advertising, sales, billing and collection practices. In Campbell, et al. v. Verizon Wireless, et al., filed in August 2000 in the Superior Court of California, San Diego County, the trial court granted final approval of a nationwide class action settlement in May 2004. The final approval of the settlement has been appealed to the California Court of Appeal. If approval of the Campbell settlement is reversed on appeal, we are not currently able to assess the impact, if any, of this action on our consolidated financial statements.

     We are a defendant in four putative class actions challenging the imposition of early termination fees. Marlowe, J., et al. v. AT&T Corp., et al., filed on July 23, 2003 in the Superior Court of California, Alameda County, and other similar cases filed against Verizon Wireless in the same court, have been coordinated by the Judicial Council and are proceeding in that court under the caption In re Cellphone Termination Fee Cases, Judicial Council Coordination Proceeding No. 4332. In these coordinated proceedings, plaintiffs challenge the business practices of all major wireless service providers relating to the imposition of early termination fees and the use of software (referred to in the lawsuits as a “lock”) that allegedly prevents handsets sold by a wireless carrier from being used with the service of competing carriers. With respect to us, plaintiffs assert on behalf of a putative California class of our subscribers from 1999 to the present that early termination fees charged by us in California are unenforceable, unlawful, unfair, in violation of California Civil Code §1671 and §1750, and violate California's Unfair Competition Law and California Business and Professions Code §17200. Plaintiffs further allege that the use of software “locks” on wireless handsets sold by us violates California's Unfair Competition Law. Plaintiffs seek preliminary and permanent injunctive relief against the imposition of early termination fees, preliminary and permanent injunctive relief against the use of handset “locks”, restitution and disgorgement. The court has scheduled a hearing on class certification for April 28, 2006. Brown, et al. v. Verizon Wireless Services, LLC was filed on June 3, 2005 before the American Arbitration Association on behalf of a nationwide class of Verizon Wireless subscribers (except California subscribers). The plaintiff in Brown alleges violations of the Florida Deceptive and Unfair Trade Practices Act and section 210(b) of the Communications Act. The demand seeks unspecified money damages and equitable relief. Zobrist v. Verizon Wireless was commenced on February 7, 2005 before the American Arbitration Association. Plaintiff alleges breach of contract and violation of the Illinois Consumer Fraud Act. Plaintiff purports to sue on behalf of all Verizon Wireless customers nationwide (except California) who paid or were billed an early termination fee. The demand seeks unspecified money damages and equitable relief. In Gentry v. Cellco Partnership, filed on November 4, 2005 in the U.S. District Court for the Central District of California, plaintiff purports to seek relief on behalf of a nationwide class of Verizon Wireless subscribers who were allegedly charged an early termination fee despite service problems. The complaint alleges breach of contract, unjust enrichment, and violation of the Consumers Legal Remedies Act section 1750. We are not currently able to assess the impact, if any, of these actions on our consolidated financial statements.

     On October 5, 2004, plaintiffs in In Re Wireless Telephone 911 Calls Litigation, pending in the U.S. District Court for the Northern District of Illinois, were granted leave to amend their complaint to, among other things, add us as a defendant. The amended complaint purports to be brought on behalf of a nationwide class of persons who purchased handsets from us and other defendants that allegedly did not comply with the FCC’s emergency 911 call processing rules, which became effective in February 2000. The complaint alleges violations of the Communications Act, California unfair competition statute, and applicable state consumer fraud laws, as well as breach of warranty, breach of contract and implied covenant of fair dealing, and unjust enrichment. The complaint seeks injunctive and declaratory relief, compensatory and punitive damages, and attorneys’ fees. On June 3, 2005, the court denied Cellco’s motion to dismiss in substantial part. We are not currently able to assess the impact, if any, of this action on our consolidated financial statements.

     On January 24, 2004, we received an investigative subpoena from the State of Florida Attorney General’s Office issued pursuant to the Florida Deceptive and Unfair Trade Practices Act. The subpoena requested information related to software incorporated in a user guide CD included in phone packages sold to our customers in certain months of 2003 and 2004. We responded to the subpoena, and to a second investigative subpoena served on March 17, 2005. The Attorney General’s Office indicated in February 2006 that it intends to commence an action against us if the matter is not resolved. We do not believe that the results of this investigation will have a material adverse impact on our consolidated financial statements.

     On December 23, 2004 and June 22, 2005, we disclosed to the United States Environmental Protection Agency (“EPA”) the existence of potential violations of reporting requirements for a number of our cell sites. After internal investigations, the results of which were provided to the EPA, we concluded that there were violations for 448 sites. A settlement agreement imposing a penalty of $11,034 has been fully executed by us and the EPA, and approved by the Environmental Appeals Board.

     We are also defending other legal actions involving claims incidental to the normal conduct of our business, including actions by customers, vendors and employees. We believe that these other actions will not be material to our consolidated financial statements.

     In some of the aforementioned matters, we may be wholly or partially indemnified by Vodafone and/or Verizon Communications pursuant to their alliance agreement, or by vendors, manufacturers, suppliers, or insurers, and we have asserted, or intend to assert, indemnification and insurance claims where appropriate. See “Certain Relationships and Related Party Transactions—U.S. Wireless Alliance Agreement.”

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable.

Item 6. Selected Financial Data

Selected Financial Data
Cellco Partnership (d/b/a Verizon Wireless)

     The following selected consolidated historical financial data should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes thereto included elsewhere in this filing. The statement of operations and cash flow data for the years ended December 31, 2005, 2004 and 2003 and the balance sheet data as of December 31, 2005 and 2004 are derived from the audited financial statements included elsewhere in this filing. We derived the remaining financial data from our audited financial statements for those periods.

     Certain reclassifications have been made to prior years’ financial information to conform to the current year presentation.

(in millions, except other operating data)	Year Ended December 31,

	2005	2004	2003	2002	2001

Statement of Operations Data:
Operating Revenue:
Service revenue	$28,131	$24,400	$20,336	$17,747	$16,011
Equipment and other	4,170	3,262	2,153	1,726	1,549

Total operating revenue	32,301	27,662	22,489	19,473	17,560

Operating Costs and Expenses:
Cost of service (excluding depreciation and amortization
related to network assets included below) (1)	4,154	3,489	3,145	2,787	2,651
Cost of equipment	5,239	4,258	3,315	2,669	2,434
Selling, general and administrative	10,768	9,591	8,057	7,236	6,701
Depreciation and amortization	4,760	4,486	3,888	3,293	3,709

Total operating costs and expenses	24,921	21,824	18,405	15,985	15,495

Operating Income	7,380	5,838	4,084	3,488	2,065

Other Income (Expenses):
Interest expense, net	(597)	(648)	(614)	(602)	(642)
Minority interests	(226)	(209)	(166)	(127)	(60)
Other, net	29	42	15	18	3

Income before provision for income taxes and
cumulative effect of a change in accounting principle	6,586	5,023	3,319	2,777	1,366

Provision for income taxes	(434)	(325)	(236)	(193)	(62)

Income before cumulative effect of a change in
accounting principle	6,152	4,698	3,083	2,584	1,304

Cumulative effect of a change in accounting principle	-	-	-	-	(4)

Net Income	$6,152	$4,698	$3,083	$2,584	$1,300

Other Operating Data: (unaudited)
Subscribers (in millions) (end of period) (2)	51.3	43.8	37.5	32.5	29.4
Subscriber churn (3)	1.26%	1.50%	1.82%	2.33%	2.52%
Covered population (in millions) (end of period) (4)	250	243	236	228	221
Average revenue per user (5)	$49.49	$50.22	$48.85	$48.35	$47.83
Ratio of earnings to fixed charges (6)	6.37	5.59	4.32	3.91	2.35

Selected Financial Data, continued

Cellco Partnership (d/b/a Verizon Wireless)

(in millions, except other operating data)	Year Ended December 31,

	2005	2004	2003	2002	2001

Cash Flow Data:
Net cash provided by operating activities	$11,497	$9,534	$7,646	$6,589	$4,180
Net cash (used in) investing activities	(11,239)	(6,649)	(5,500)	(3,421)	(7,386)
Net cash (used in) provided by financing activities	(101)	(2,851)	(2,133)	(3,242)	3,317
Capital expenditures	6,484	5,633	4,590	4,414	5,081

Balance Sheet Data:
Property, plant and equipment, net	$22,790	$20,514	$18,996	$17,773	$15,966
Wireless licenses, net	47,781	42,067	41,021	40,014	37,741
Total assets	76,334	67,825	64,997	63,251	60,173
Total debt	16,331	14,499	13,941	13,569	15,370
Minority interest in consolidated entities	1,650	1,575	1,541	1,575	365
Partner’s capital subject to redemption	20,000	20,000	20,000	20,000	20,000
Total partners’ capital	26,593	22,408	20,963	20,289	18,545

(1)	Cost of service includes: (a) roaming charges billed to Verizon Wireless for our subscribers’ usage outside of the Verizon Wireless network, (b) direct telecom charges, which are costs to handle calls over our network, including landline charges, trunk lines and other costs to maintain our network and (c) all site rentals, tower rentals and network related salaries.
(2)	All subscriber information, including the number of subscribers at any date, churn and revenue per subscriber, is presented for our voice and broadband data service and excludes paging subscribers and telematics subscribers, but includes subscribers who purchase service from resellers of our service.
(3)	Subscriber churn is calculated as a percentage by determining the number of subscribers who cancel service during a period divided by the sum of the average number of subscribers per month in that period. We determine the average number of subscribers on a per-month basis using the number of subscribers at the beginning and end of each month.
(4)	Covered population refers to the number of people residing in areas where we have licenses that can receive a signal from our cell sites.
(5)	Average revenue per user is determined by dividing service revenues in each month within a period by the sum of the average number of subscribers per month in the period. Average revenue per user includes revenue from paging services and telematics, but does not include subscribers to those services.
(6)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of pre-tax income from continuing operations plus fixed charges and other earnings adjustments. Fixed charges consist of interest expense, including capitalized interest, and the interest component of rental expense.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements as of December 31, 2005 and 2004 and for the three years in the period ended December 31, 2005, found elsewhere in this filing.

See “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of factors that could cause our future results to differ from our historical results.

Overview

     We are the industry-leading wireless communications provider in the United States in terms of profitability, as measured by operating income, and the second largest domestic wireless carrier in terms of the number of customers and revenues. We offer wireless voice and data services across one of the most extensive wireless networks in the U.S. We believe our significant position within the wireless industry will allow us to take advantage of increasing penetration and usage trends within the United States in the coming years. See “Business – Industry Overview.”

     Our goal is to be the acknowledged market leader in providing wireless voice and data communication services in the U.S. Our focus is on providing a high-quality, differentiated service across a cost-efficient network designed to meet the growing needs of our customers. To accomplish this goal, we will continue to implement the following key elements of our business strategy:

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
  Focus on operating margins and capital efficiency by driving down costs and leveraging our scale. See “Business – Business Strategy.”

     There is substantial competition in the wireless telecommunications industry. We compete primarily against three other national wireless service providers: Cingular Wireless, T-Mobile USA and Sprint-Nextel, which was formed in August 2005 and is the third largest U.S. wireless service provider in terms of customers. We believe that the following are the most important competitive factors in our industry: network reliability, capacity and coverage; pricing; customer service; product development; distribution and capital resources. See “Business – Competition.”

      The following items highlight selected elements of our results of operations and financial position in 2005 as they relate to our key business strategies:

Customer growth: We ended 2005 with 51.3 million customers, an increase of 17.2% over 2004. We added more than 7.5 million net customers during the year while reducing our total churn to 1.26% compared to 1.50% for 2004. Approximately 7.1 million of the 7.5 million new customers were added through our retail postpaid channel. Retail postpaid customers comprised approximately 92% of our total customer base as of December 31, 2005.

Revenue growth: Total revenue grew by 16.8% in 2005 to $32.3 billion, driven by customer growth and increased data revenue. We continue to experience substantial year-over-year increases in data revenue and data revenue per customer.

Capital expenditures: We invested approximately $6.5 billion in capital in 2005 primarily to increase capacity on our network for usage demand and to facilitate the introduction of new products and services through new technologies such as EV-DO. We covered nearly half the U.S. population with our EV-DO network at the end of 2005.

Cash flows: We generated approximately $11.5 billion of cash from operating activities during 2005, an increase of approximately $2.0 billion over 2004. We used this cash, together with incremental borrowings, to invest the $6.5 billion in our network through capital expenditures, acquire approximately $4.6 billion in wireless licenses and other wireless properties, and to provide approximately $2.5 billion in distributions to our owners.

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

     Operating Revenue Trends:

     We continue to experience an increase in net customer additions, which has increased our revenues. We expect that we will continue to achieve increases in our total customers during the next several years. While we believe that the industry will continue to experience growth, we also believe that, as penetration rates increase, future customer growth may slow. See “Business—Industry Overview.” Customer growth continues to be an important revenue source, and we believe that the continued addition of high-quality post-paid customers will increase our revenue. Our current management focus is to grow our customer base primarily through internal growth.

     Until this year, we had been experiencing a slight but steady increase each year in average service revenue per customer due to higher access price plan offerings. However, in 2005 we experienced a slight year over year decline in average service revenue per customer each quarter. This decline was primarily due to an increase in the number of minutes included in our bundled pricing plans and pricing changes to our America’s Choice and family share plans in the first quarter of 2005, as well as an increase in the proportion of customers on our family share price plans. However, partially offsetting the impact of these pricing changes were increases in data revenue per customer driven by increased use of our messaging and other data services. To the extent our existing customer and product mix remains stable, we expect these recent trends in voice and data revenue per customer to continue.

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

Operating Costs and Expenses. Our operating expenses consist of the following:

  Cost of service: includes roaming charges billed to Verizon Wireless for our customers’ usage outside of the Verizon Wireless network and direct telecom charges, which are costs to handle calls over our network, including landline charges, trunk lines and other network costs, including licensing fees incurred in connection with the provisioning of our data services and network maintenance costs, as well as site rentals, tower rentals and network-related salaries;

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

     Operating Expense Trends:

     Cost of service is driven primarily by minutes of use served on our network. Over the past several years, usage on our network has increased substantially as we add more customers and offer larger bundles of included minutes, which has in turn caused our cost of service to increase. However, as roaming rates with other carriers have been renegotiated downward and local interconnection and long distance rates have declined, the rate of increase in those costs has come down in recent years.

     As we expand our direct distribution channels and continue to grow and upgrade our customer base, we expect the number of wireless devices that we sell will continue to increase, which will tend to result in higher cost of equipment. With the growth in wireless data applications, including video content and 3-D gaming, as well as music and other enhanced multi-media services, wireless devices have and will become more complex, thus resulting in higher cost per unit of equipment.

     Selling, general and administrative expenses are driven primarily by increases in employee costs, sales and marketing costs including commissions and other general and administrative expenses. To the extent gross customer additions and new services continue to increase, we expect to continue to incur increased customer acquisition related expenses. Our commission expense increases in direct correlation to the number of new customers we add and enhanced services that we sell. We continue to seek operating efficiencies and have sought to manage our expenses and increase profitability by adding a larger proportion of customers through our lower cost direct channels, principally our company-operated stores and kiosks. We also have formed relationships with third-party distributors, including large retailers, which have expanded our distribution capability. As we hire more sales and customer care employees to attract and retain quality customers, however, our employee related expenses, including benefits, will increase, and in order to attract those new customers, we must incur advertising and promotional expenses.

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

Other Income (Expenses). Other income (expenses) consist of the following:

  Interest Expense, net: includes interest costs related to our borrowings from Verizon Communications Inc. (“Verizon”), external floating rate notes and fixed rate notes and capital leases, net of interest capitalized and interest income;

  Minority Interests: includes the share of operating income (loss) belonging to partners in consolidated partnerships;

  Other, net: primarily includes our share of operating income (loss) from equity investments.

Income Taxes. The Partnership is not a taxable entity for federal income tax purposes. Any federal taxable income or loss is included in the respective partner’s consolidated federal return. Certain states, however, impose taxes at the partnership level and such taxes are the responsibility of the Partnership and are included in the Partnership’s tax provision. The consolidated financial statements also include provisions for federal and state income taxes, prepared on a stand-alone basis, for all corporate entities within the Partnership.

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

Depreciation Expense

     When recording our depreciation expense associated with our network assets, we use estimated useful lives and the straight-line method of accounting. As a result of changes in our technology and/or industry conditions, we periodically evaluate the useful lives of our network assets. Future evaluations could result in a change in our assets’ useful lives in future periods.

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

     We have evaluated our wireless licenses for potential impairment using a direct value methodology as of January 1, 2005 and December 15, 2005. The valuation and analyses prepared in connection with the adoption of a direct value method resulted in no adjustment to the carrying value of our wireless licenses, and accordingly, had no effect on our results of operations and financial position. Future tests for impairment using a direct value method will be performed at least annually and, if events or circumstances warrant, more often.

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

Results of Operations

2005 Compared to 2004

Customers
	Year Ended December 31,
	2005	2004	% Change

Customers (end of period) (thousands)	51,337	43,816	17.2%
Net additions in the period* (thousands)	7,521	6,294	19.5%
Average monthly churn	1.26%	1.50%	-16.0%

* Includes approximately 58,000 customers in 2005 and approximately 4,000 customers in 2004 added through property acquisitions.

     We ended 2005 with 51.3 million customers, compared to 43.8 million customers at the end of 2004, an increase of 7.5 million net new customers, or 17.2% . Substantially all of these new customers were the result of internal growth, including approximately 7.1 million added through our retail postpaid channel. Approximately 58 thousand of the new customers were added as a result of small property acquisitions in Minnesota, California, Michigan and Arizona. The overall composition of our customer base as of December 31, 2005 was 92.4% retail postpaid, 3.1% retail prepaid and 4.5% resellers, compared to 92.0% retail postpaid, 3.5% retail prepaid and 4.5% resellers as of December 31, 2004.

     Total churn, including retail and reseller, decreased to 1.26% for the year ended December 31, 2005, compared to 1.50% for the year ended December 31, 2004. We believe churn was reduced due to our network quality and the success of our retention efforts, such as our return and upgrade programs.

Operating revenue
(Dollars in millions, except average service revenue per customer per month)	Year Ended December 31,
	2005	2004	% Change

Service revenue	$28,131	$24,400	15.3%
Equipment and other	4,170	3,262	27.8%

Total operating revenue	$32,301	$27,662	16.8%

Average service revenue per customer per month	$49.49	$50.22	-1.5%

     Total operating revenue for the year ended December 31, 2005 was $32,301 million, an increase of $4,639 million, or 16.8%, compared to the year ended December 31, 2004.

     Service revenue. Service revenue for the year ended December 31, 2005 was $28,131 million, an increase of $3,731 million, or 15.3%, compared to the year ended December 31, 2004. This increase was primarily due to the 17.2% increase in customers, partially offset by a decrease in average service revenue per customer per month for the year ended December 31, 2005, compared to the year ended December 31, 2004. As we continue to add new customers and services, we expect service revenue to continue to increase.

     Average service revenue per customer per month decreased 1.5% to $49.49 for the year ended December 31, 2005, compared to the year ended December 31, 2004. This decrease was primarily due to pricing changes to our America’s Choice and family share plans in the first quarter of 2005, as well as an increase in the proportion of customers on our family share price plans.

     Partially offsetting the impact of these pricing changes was a 72% increase in data revenue per customer per month for the year ended December 31, 2005, compared to the year ended December 31, 2004, driven by increased use of our messaging and other data services. Data revenue of $2,243 million grew by $1,127 million, or 101%, for the year ended December 31, 2005, compared to the year ended December 31, 2004. Data revenue accounted for 8.0% of service revenue for the year ended December 31, 2005, compared to 4.6% for the year ended December 31, 2004.

     Equipment and other revenue. Equipment and other revenue for the year ended December 31, 2005 was $4,170 million, an increase of $908 million, or 27.8%, compared to the year ended December 31, 2004. The increase was primarily due to an increase in equipment revenue of $764 million, or 34%, for the year ended December 31, 2005, compared to the year ended December 31, 2004. The increase in equipment revenue was attributed to an increase in wireless devices sold together with an increase in revenue per unit, driven by an increase in customer equipment upgrades as well as gross retail customer additions for the year ended December 31, 2005, compared to the year ended December 31, 2004.

     Revenue associated with certain regulatory fees, primarily the Universal Service Fund (“USF”), increased by $147 million for the year ended December 31, 2005, compared to the year ended December 31, 2004. We expect this trend to continue. The increase in the associated payments of these fees is reflected in selling, general and administrative expense. Offsetting this increase was a $125 million loss of revenue associated with the phase out of the collection of local number portability (“LNP”) cost recovery surcharges in November 2004. We had begun collecting these LNP surcharges in March 2004.

Operating costs and expenses
(Dollars in millions)	Year Ended December 31,
	2005	2004	% Change

Cost of service	$4,154	$3,489	19.1%
Cost of equipment	5,239	4,258	23.0%
Selling, general and administrative	10,768	9,591	12.3%
Depreciation and amortization	4,760	4,486	6.1%

Total operating costs and expenses	$24,921	$21,824	14.2%

     Cost of service. Cost of service for the year ended December 31, 2005 was $4,154 million, an increase of $665 million, or 19.1%, compared to the year ended December 31, 2004. The increase was primarily due to increased network costs caused by a 36% increase in minutes of use for the year ended December 31, 2005, compared to the year ended December 31, 2004, partially offset by lower roaming, local interconnection and long distance rates. We expect minutes of use on our network to continue to increase, which will cause our cost of service to increase. Our service margin (service revenue less cost of service, divided by service revenue) decreased slightly to 85.2% for the year ended December 31, 2005, compared to 85.7% for the year ended December 31, 2004.

     Cost of equipment. Cost of equipment for the year ended December 31, 2005 was $5,239 million, an increase of $981 million, or 23.0%, compared to the year ended December 31, 2004. The increase was primarily due to an increase in wireless devices sold together with an increase in cost per unit, driven by higher equipment upgrades and gross retail activations. The increases in wireless devices sold including equipment upgrades caused our negative equipment margin (equipment revenue less equipment cost) to increase for the year ended December 31, 2005, compared to the year ended December 31, 2004. We expect this trend to continue, to the extent we continue to add new customers, upgrade existing customer equipment and sell more data-enabled devices.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2005 were $10,768 million, an increase of $1,177 million, or 12.3%, compared to the year ended December 31, 2004. This increase was primarily due to an increase in salary and benefits expense and sales commission expense.

     Salary and benefits expense increased $382 million for the year ended December 31, 2005, compared to the year ended December 31, 2004. This increase was the result of higher per employee salary and benefits costs and an increase in employees, primarily in the sales and customer care areas. The increase in the per employee salary and benefits cost was partially driven by an increase in costs in 2005 of approximately $70 million related to our long-term incentive program.

     Also contributing to the selling, general and administrative expense increases was a $215 million aggregate increase in sales commissions in our direct and indirect channels, for the year ended December 31, 2005, compared to the year ended December 31, 2004, primarily related to the increase in gross customer additions and customer renewals. Advertising and promotion expenses increased by $185 million for the year ended December 31, 2005, compared to the year ended December 31, 2004. To the extent gross customer additions and customer renewals continue to increase, we expect to continue to incur increased customer acquisition and retention-related expenses.

     In addition, costs associated with certain regulatory fees, primarily USF, increased by $179 million for the year ended December 31, 2005, compared to the year ended December 31, 2004. The revenue associated with these taxes and fees is reflected in equipment and other revenue. See Equipment and other revenue discussion above.

     Depreciation and amortization. Depreciation and amortization for the year ended December 31, 2005 was $4,760 million, an increase of $274 million, or 6.1%, compared to the year ended December 31, 2004. The increase was primarily attributable to the increase in depreciable assets during 2005, as a result of our network build program. We expect depreciation expense to continue to increase over time as we continue to upgrade and build-out our network.

Other Income (Expenses)
(Dollars in millions)	Year Ended December 31,
	2005	2004	% Change

Interest expense, net	$(597)	$(648)	-7.9%
Minority interests	(226)	(209)	8.1%
Other, net	29	42	-31.0%
Provision for income taxes	(434)	(325)	33.5%

     Interest expense, net. Interest expense, net for the year ended December 31, 2005 was $597 million, a decrease of $51 million, or 7.9%, compared to the year ended December 31, 2004. The decrease was primarily due to an increase of $130 million in capitalized interest and a decrease in the weighted average interest rate for borrowings from Verizon from approximately 6.0% in 2004 to approximately 4.8% in 2005, partially offset by higher average debt levels. See “Liquidity and Capital Resources.”

     Minority interests. Minority interests for the year ended December 31, 2005 was $226 million, an increase of $17 million, or 8.1%, compared to the year ended December 31, 2004. The increase was mainly attributable to increases in the income from non wholly-owned subsidiary partnerships.

     Other, net. Other, net for the year ended December 31, 2005 was $29 million, a decrease of $13 million, or 31.0%, compared to the year ended December 31, 2004. This decrease was mainly attributable to a decrease in equity in income of unconsolidated entities. Included in the year ended December 31, 2004 is a gain of $23 million on the disposal of certain equity investments recorded in July 2004.

     Provision for income taxes. Generally, the Partnership is not subject to federal or state tax on income generated from markets it owns directly or through partnership entities. However, the Partnership does own some of its markets through corporate entities, which are required to provide for both federal and state tax on their income. The tax provision was $434 million for the year ended December 31, 2005, an increase of $109 million, or 33.5%, compared to the year ended December 31, 2004. The effective tax rate was 6.6% for the year ended December 31, 2005, compared to 6.5% for year ended December 31, 2004.

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

Operating revenue
(Dollars in millions, except average service revenue per customer per month)	Year Ended December 31,
	2004	2003	% Change

Service revenue	$24,400	$20,336	20.0%
Equipment and other	3,262	22,153	51.5%

Total operating revenue	$27,662	$22,489	23.0%

Average service revenue per customer per month	$50.22	$448.85	2.8%

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

     Interest expense, net. Interest expense, net for the year ended December 31, 2004 was $648 million, an increase of $34 million, or 5.5%, compared to the year ended December 31, 2003. The increase was primarily due to an increase in the weighted average borrowing rates from Verizon from approximately 5.2% in 2003 to 6.0% in 2004, partially offset by higher capitalized interest. See “Liquidity and Capital Resources.”

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

We believe that internally generated funds will be sufficient to fund anticipated capital expenditures, tax distributions and interest payments on our debt in the next several years. Internally generated funds may not be sufficient to repay the principal on our debt when due, or pay additional non-tax distributions, and would not be sufficient to honor any exercise by Vodafone Group Plc (“Vodafone”) of its put rights. See “Cash Flows Used In Financing Activities.” To the extent internally generated funds are not sufficient to fund repayment, we expect to refinance our outstanding debt when due with new debt financings, including debt financing provided either through intercompany borrowings, private placements, bank borrowings or public financing, and would also seek other financing to honor any exercise of the put rights.

     On February 18, 2005, we signed a floating rate promissory note with Verizon Global Funding Corp. (“VGF”), a wholly-owned subsidiary of Verizon, that permits us to borrow, repay and re-borrow from time to time up to a maximum principal amount of $6.5 billion with a maturity date of February 22, 2008. Amounts borrowed under the note bear interest at a rate per annum equal to one-month LIBOR plus 20 basis points for each interest period, with the interest rate being adjusted on the first business day of each month. Borrowings under this note as of December 31, 2005 were $6.5 billion.

     On September 1, 2005, we signed an additional floating rate promissory note (the “Floating Rate Note”) in the amount of approximately $2.4 billion payable to VGF and due on August 1, 2009. Amounts borrowed under the Floating Rate Note bear interest at a rate per annum equal to one-month LIBOR plus 20 basis points for each interest period, with the interest rate being adjusted on the first business day of each month. The Floating Rate Note was effective as of July 1, 2005, and replaced a prior $2.4 billion term note due in 2009 to VGF, which was cancelled as a result. Borrowings under the Floating Rate Note at December 31, 2005 were approximately $2.4 billion.

     Also on September 1, 2005, we signed a fixed rate promissory note (the “Fixed Rate Note”) that permits us to borrow, repay and re-borrow from time-to-time up to a maximum principal amount of $9 billion from VGF, with a maturity date of August 1, 2009. Amounts borrowed under the Fixed Rate Note generally bear interest at a rate of 5.8% per annum. The Fixed Rate Note was effective as of July 1, 2005, and replaced a prior demand note due to VGF, which was cancelled as a result. Borrowings under the Fixed Rate Note at December 31, 2005 were approximately $4.5 billion.

     Effective February 1, 2006, VGF was merged with and into Verizon, making Verizon the lender on all of our notes previously payable to VGF. On March 1, 2006, Verizon assigned these notes to a wholly-owned subsidiary, Verizon Financial Services LLC.

     To the extent we need additional financing, we believe we could obtain it, however, Verizon has no commitment to provide any further financing to us, and we have no commitment from any third parties.

Contractual Obligations and Commercial Commitments

     The following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2005. Additional detail about these items is included in the notes to the audited financial statements.

	Payments Due by Year (in millions)

Contractual Obligations	Total	2006	2007 - 2008	2009 -2010	Thereafter

Long-term debt (a)	$13,834	$-	$6,850	$6,984	$-
Interest on long-term debt	2,003	697	1,086	220	-
Operating leases	3,076	715	1,080	593	688

Total contractual cash obligations (b)	$18,913	$1,412	$9,016	$7,797	$688

(a)	Long-term debt obligations are all term notes due to Verizon. This includes a note maturing in 2009 that permits us to borrow up to $9 billion. We have estimated the amount of debt we are committed to pay based on the borrowings under this note as of December 31, 2005. Actual borrowings could differ materially due to changes in business conditions.
(b)	Contracts that do not meet the requirements of SFAS 47, “Disclosure of Long-Term Obligations”, have been excluded from this table.

     A significant portion of our debt described above bears interest at a variable rate and we therefore have estimated, based on interest rates as of December 31, 2005, the amount of interest we are committed to pay in the future. Actual interest payments could differ materially due to changes in interest rates.

Capital Expenditures

     Our capital expenditures totaled approximately $6.5 billion in 2005, which includes capital expenditures for the build-out and upgrade of, and expansion of capacity on, our network, but does not include acquisitions of spectrum licenses and of other wireless service providers. We expect to continue to have substantial capital requirements. See “Business – Network.”

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

Distributions

     Up until April 2005, we were obligated under our partnership agreement to make certain distributions to our owners related to taxes and additional distributions equal to 70% of our pre-tax net income from continuing operations plus amortization expense related to the amortization of intangible assets arising out of transactions contemplated by the U.S. Wireless Alliance Agreement entered into between Vodafone and Verizon in September 1999, as amended (the “Alliance Agreement”), less the amount of tax distributions, assuming, in the case of non-tax distributions, we were in compliance with certain financial covenants including a 2.5 to 1 leverage ratio and 5 to 1 interest coverage ratio, unless our officers approve less restrictive ratios. The non-tax related distribution requirement expired in April 2005. Under our partnership agreement, we must continue tax distributions, and it is also contemplated that we will continue to have a policy for non-tax related distributions, which will provide for distributions at a level as determined from time to time by our board of representatives, taking into account relevant factors, including our financial performance and capital requirements. The board has not yet established a new policy for non-tax related distributions. In addition, our owners can change our distribution policy at any time or cause us to pay additional distributions. See “Certain Relationships and Related Party Transactions—Partnership Agreement—Distributions.”

     2004 Distributions
     We satisfied both ratios on June 30, 2004 and December 31, 2003 and therefore made distributions to our partners in August 2004 and February 2004 of approximately $1,812 million and $1,441 million, respectively.

     2005 Distributions
     We satisfied both ratios on December 31, 2004 and therefore made a distribution to our partners in February 2005 of approximately $1,997 million. In November, August and May of 2005 we made tax distributions of $153 million, $190 million and $129 million, respectively.

     2006 Distributions
     In February 2006 we made a tax distribution of $292 million.

Vodafone Put Rights

     Under the terms of an agreement entered into among Verizon, Vodafone and us on April 3, 2000, Vodafone may require us to purchase up to an aggregate of $20 billion of Vodafone’s interest in the Partnership, at its then fair market value. Up to $10 billion was redeemable during the 61-day period that opened on June 10 and closed on August 9 in 2005. Vodafone did not exercise its redemption rights during that period. As a result, $20 billion, not to exceed $10 billion in any one year, remains redeemable during the 61-day periods opening on June 10 and closing on August 9 in 2006 and/or 2007. Verizon has the right, exercisable at its sole discretion, to purchase all or a portion of this interest instead of us. However, even if Verizon exercises this right, Vodafone has the option to require us to purchase up to $7.5 billion of this interest redeemable during the 61-day periods opening on June 10 and closing on August 9 in 2006 and/or 2007 with cash or contributed debt. Accordingly, $20 billion of partners’ capital has been classified as redeemable on the accompanying consolidated balance sheets. We will need to obtain financing if we are required to repurchase these interests. See “Certain Relationships and Related Party Transactions—Investment Agreement.” We have no commitment for such financing. Vodafone also had certain put rights in 2004 that it did not exercise.

Debt Service

     As of December 31, 2005, we had approximately $16.3 billion of indebtedness, including $2.5 billion of short-term debt, excluding net intercompany receivables. Future interest payments may vary from our historical results due to changes in outstanding debt levels, ours or Verizon’s credit ratings and changes in market conditions. See “Qualitative and Quantitative Disclosures about Market Risks.”

     Our principal debt obligations consist of approximately $13.8 billion of term debt borrowed from Verizon and its affiliates and $2.5 billion of external fixed rate notes due in December 2006. See “Liquidity and Capital Resources” for interest rates and maturity of debt borrowed from Verizon. The external fixed rate notes bear interest at 5.375% and mature on December 15, 2006. Term borrowings also include a $350 million term note obtained from Verizon that bears a fixed interest rate of approximately 8.9% per year. This term note was established in connection with the acquisition of the wireless assets of Price Communications Inc. (“Price”) on August 15, 2002 in order to effect a covenant defeasance of Price’s 11 ¾% Senior Subordinated Notes due 2007

and 9 1/8% Senior Secured Notes due 2006. The term note is guaranteed by Price. It matures the earlier of February 15, 2007 or six months following the occurrence of certain specified events.

Cash Flows

	Year Ended December 31,
(Dollars in millions)	2005	2004	$ Change

Cash Flows Provided By (Used In)
Operating activities	$11,497	$9,534	$1,963
Investing activities	(11,239)	(6,649)	(4,590)
Financing activities	(101)	(2,851)	2,750

Increase in Cash	$157	$34	$123

Cash Flows Provided By Operating Activities

     Our primary source of funds continues to be cash generated from operations. The $2.0 billion increase in net cash provided by operating activities for the year ended December 31, 2005, compared to the similar period of 2004 was primarily due to an increase in operating income excluding depreciation and amortization, resulting from revenue growth at a rate faster than expense growth.

Cash Flows Used In Investing Activities

     Capital expenditures continue to be our primary use of cash. Our capital expenditures, excluding acquisitions, were $6.5 billion for the year ended December 31, 2005, compared to $5.6 billion for the year ended December 31, 2004 and were used primarily to increase the capacity of our wireless network to meet usage demand, expand our network footprint, facilitate the introduction of new products and services through our EV-DO deployment, enhance responsiveness to competitive challenges, and increase the operating efficiency of our wireless network.

     We invested $4.3 billion in acquisitions during 2005, including $3.0 billion for 23 PCS licenses and certain tax net operating losses through the purchase of NextWave Telecom Inc. stock, $419 million for the Qwest PCS licenses and related network assets, $334 million related to the FCC auction that concluded in February 2005 and $230 million for the Metro PCS, Inc. spectrum. In addition, Vista PCS, LLC (“Vista”) made deposits totaling $307 million, representing the full funding commitment of Vista, for the PCS licenses for which Vista was the high bidder in that FCC auction. Vista, a variable interest entity, is a joint venture between Valley Communications, LLC and us, the results of which are consolidated by us.

     For the year ended December 31, 2004, we invested $996 million in acquisitions, including $930 million for the New York metropolitan area spectrum license auctioned by NextWave Telecom Inc. and the remainder to purchase minority partners’ interests and certain wireless licenses.

Cash Flows Provided By (Used In) Financing Activities

     Our total debt increased by $2.0 billion during the year ended December 31, 2005. Our net intercompany debt increased by $3.5 billion and was used, together with cash flows from operations, primarily to fund the acquisition of the NextWave and Qwest PCS licenses and other wireless properties, invest in our network through capital expenditures and to make distributions to our owners. We also used $1.5 billion to repay the Floating Rate Notes that came due on May 23, 2005. On September 2, 2005, we received a total payment of $172 million from Verizon and Vodafone representing payment in full of the outstanding accounts receivables relating to transition services we provided to Verizon and Vodafone for properties that were divested upon the formation of Verizon Wireless. As of December 31, 2005, we had approximately $13.8 billion of term borrowings payable to VGF and other Verizon subsidiaries. During 2005 we used $7 million to pay down our capital lease obligations, which satisfied all of our remaining obligations under these capital leases and the related forward exchange contracts.

     Our debt securities continue to be accorded high ratings by primary rating agencies. On February 14, 2005, both Standard and Poor’s (“S&P”) and Moody’s Investor Service (“Moody’s”) indicated that Verizon’s proposed acquisition of MCI Inc. may result in downgrades in Verizon’s debt ratings. At that same time, S&P placed our A+-rated long term debt on review with negative implications and Moody's changed the outlook on our A3-rated long term debt to stable from positive until its review of Verizon debt ratings was completed. On February 15, 2005 Fitch Ratings (“Fitch”) also placed Verizon’s A+-rated long term debt along with our A+-rated long term debt on ratings watch negative as a result of Verizon’s proposed acquisition of MCI Inc.

     On December 21, 2005, upon completion of its review, Moody’s downgraded Verizon’s long-term debt ratings to A3, reaffirmed our A3 long-term debt rating and placed our debt on review for possible upgrade.

     On January 4, 2006 Fitch affirmed Verizon’s A+ long term debt rating and our A+ long-term debt rating, removed both from rating watch negative, and assigned stable rating outlooks to each.

     On January 13, 2006, upon completion of its review, S&P removed Verizon Communications’ debt and our debt from review and lowered each of our respective long-term debt ratings to A with a rating outlook of negative.

     Our debt to equity ratio (including partner’s capital subject to redemption) was 35% at December 31, 2005, compared to 34% at December 31, 2004.

     We made distributions to our partners of approximately $2.5 billion in the year ended December 31, 2005, compared to $3.2 billion in the year ended December 31, 2004. See “Distributions” above.

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

     In addition, under the terms of an agreement entered into among Verizon, Vodafone and us on April 3, 2000, Vodafone may require us to purchase up to an aggregate of $20 billion of Vodafone’s interest in the Partnership, at its then fair market value. Up to $10 billion was redeemable during the 61-day period that opened on June 10 and closed on August 9 in 2005. Vodafone did not exercise its redemption rights during that period. As a result, $20 billion, not to exceed $10 billion in any one year, remains redeemable during the 61-day periods opening on June 10 and closing on August 9 in 2006 and/or 2007. Verizon has the right, exercisable at its sole discretion, to purchase all or a portion of this interest instead of us. However, even if Verizon exercises this right, Vodafone has the option to require us to purchase up to $7.5 billion of this interest redeemable during the 61-day periods opening on June 10 and closing on August 9 in 2006 and/or 2007 with cash or contributed debt. Accordingly, $20 billion of partners’ capital has been classified as redeemable on the accompanying consolidated balance sheets. Vodafone also had certain put rights in 2004 that it did not exercise.

Financial Condition

     Total assets at December 31, 2005 were $76.3 billion, an increase of $8.5 billion, or 12.5%, compared to December 31, 2004. The increase was mainly due to $4.3 billion of acquisitions of wireless businesses and licenses, primarily as a result of the NextWave and Qwest spectrum license acquisitions, and $6.5 billion of capital expenditures as a result of our network build-out program, offset by $4.8 billion in depreciation and amortization expense.

     Total liabilities at December 31, 2005 were $28.1 billion, an increase of $4.2 billion, or 17.8%, compared to December 31, 2004. The increase was primarily due to an increase in net borrowings from Verizon as well as an increase in accounts payable and accrued liabilities.

     Total partners’ capital (including partner’s capital subject to redemption) was $46.6 billion at December 31, 2005, an increase of $4.2 billion, or 9.9%, compared to December 31, 2004. The increase was primarily due to net income for the year ended December 31, 2005, offset by distributions (net of contributions) to our partners of approximately $2.0 billion.

Recently Issued Accounting Pronouncements

     In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with a) employees, except for certain equity instruments held by employee share ownership plans, and b) non-employees when acquiring goods or services. SFAS No. 123(R) is supplemented by Staff Accounting Bulletin (“SAB”) No. 107, “Share Based Payments.” This SAB, issued by the SEC in March 2005, expresses the views of the SEC staff regarding the relationship between SFAS No. 123(R) and certain SEC rules and regulations. In particular, this SAB provides guidance related to valuation methods, the classification of compensation expense, non-GAAP financial measures, the accounting for income tax effects of share-based payment arrangements, disclosures in

Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123(R), and interpretations of other share-based payment arrangements. We will adopt SFAS No. 123(R) and SAB No. 107 on January 1, 2006.

     We are currently evaluating the provisions SFAS No. 123(R) and SAB No. 107 and anticipate recording a cumulative effect of adoption as of January 1, 2006 to recognize the effect of initially measuring the outstanding liability awards (VARs) at fair value utilizing a Black-Scholes model. The outstanding liability awards are settled in cash, with the amount of cash based upon the difference between the VAR price on the date of grant and the VAR price on the date of exercise, less applicable taxes. For purposes of the VAR price, we employ the income approach, a standard valuation technique, to arrive at the fair value of the Partnership on a quarterly basis using publicly available information. Although we expect to record a cumulative effect of adoption as of January 1, 2006, we do not expect SFAS No. 123(R) to have a material effect on our consolidated financial statements in future periods as the cumulative expense to be recognized over the life of the awards will not change under SFAS No. 123(R).

     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations –an interpretation of SFAS No. 143.” This interpretation clarifies that the term “conditional asset retirement obligation” refers to a legal obligation to perform a future asset retirement when uncertainty exists about the timing and/or method of settlement of the obligation. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists, as defined by the interpretation. An entity is required to recognize a liability for the fair value of the obligation if the fair value of the liability can be reasonably estimated. We adopted the interpretation on December 31, 2005. The adoption of this interpretation of SFAS No. 143 did not have a material impact on our consolidated financial statements.

Recent Developments

     On March 8, 2006 Vista was granted 37 licenses it won in FCC Auction No. 58 that were available only to entities qualifying as a “small business” under FCC rules. See “Business – Strategic Acquisitions.”

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Our primary market risk relates to changes in interest rates, which could impact results of operations. As of December 31, 2005, we had $8.9 billion of floating rate promissory notes, payable to a subsidiary of Verizon. Amounts borrowed under these promissory notes bear interest at a rate per annum equal to one-month LIBOR plus 20 basis points for each monthly interest period. A change in LIBOR of 100 basis points would change our annual interest expense by approximately $89 million.

      We also had a fully hedged exposure to fluctuations in foreign exchange rates as a result of a series of sale/leaseback transactions that obligated us to make payments in Japanese yen. During 2005 we made final payments of $7 million, which satisfied all of our remaining obligations under these transactions and related forward exchange contracts.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements required by this Item are set forth on the pages indicated at Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

     Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this annual report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries would be accumulated and communicated to them by others within those entities, particularly during the period in which this annual report was being prepared, to allow timely decisions regarding required disclosure.

     There were no changes in the registrant’s internal control over financial reporting during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

     Management’s report on internal control over financial reporting and the attestation report of our independent registered public accounting firm are included in our financial statements in Item 15.

Item 9B. Other Information

None.

PART III Item 10. Directors and Executive Officers of the Registrant

     The following table presents information regarding members of our board of representatives, our executive officers and other significant employees.

Name	Age	Position
Ivan G. Seidenberg	59	Chairman of the Board of Representatives
Arun Sarin	51	Representative
Dennis F. Strigl	59	President and Chief Executive Officer, Representative
Lawrence T. Babbio, Jr.	61	Representative
Doreen A. Toben	56	Representative
Andrew N. Halford	46	Representative
Gavin Darby	50	Representative
Julian Horn-Smith	57	Representative
Lowell C. McAdam	51	Executive Vice President and Chief Operating Officer, Representative
Richard J. Lynch	57	Executive Vice President and Chief Technical Officer
John Townsend	43	Vice President and Chief Financial Officer
John Hinshaw	35	Vice President—Information Systems and Chief Information Officer
John G. Stratton	45	Vice President and Chief Marketing Officer
Martha Delehanty	40	Vice President—Human Resources
Steven E. Zipperstein	46	Vice President—Legal & External Affairs, General Counsel and Secretary
James J. Gerace	42	Vice President—Corporate Communications
Margaret P. Feldman	48	Vice President—Business Development
Michael T. Stefanski	40	Vice President and Controller

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

     Arun Sarin has been a member of our board of representatives since July 2003. He became Chief Executive of Vodafone Group Plc. in 2003. He was Chief Executive Officer for the United States and Asia Pacific region until 2000, when he became a non-executive director of Vodafone Group Plc. He was a director of AirTouch Communications Inc. from 1995 to 2000 and was its President and Chief Operating Officer from 1997 to 1999. Mr. Sarin was appointed to the Court of Directors of the Bank of England for a fixed three-year term, effective June 2005. In the past, he has served as a board member for The Gap, Inc., The Charles Schwab Corporation and Cisco Systems, Inc.

     Dennis F. Strigl has served as President and Chief Executive Officer of Verizon Wireless and has been a member of our board of representatives since the company’s launch in April 2000. In addition, he has served as Executive Vice President of Verizon Communications since 2000. He had been President and Chief Executive Officer of Bell Atlantic Mobile since 1991 and subsequently was named President & CEO of the combined Bell Atlantic Mobile and NYNEX Mobile when those two companies merged in 1995. From 1997 to 2000 he was also Group President and Chief Executive Officer of Bell Atlantic Global Wireless Group. Mr. Strigl served as President of Ameritech Mobile Communications from 1984 to 1986, where he was instrumental in launching the nation’s first cellular communications network. He later served as President and Chief Executive Officer of Applied Data Research Inc., and Vice President-Operations and Chief Operating Officer for New Jersey Bell. Mr. Strigl is a past Chairman and current member of the Executive Committee of the Cellular Telecommunications & Internet Association, and currently serves on the boards of directors of Anadigics, Inc., PNC Financial Services Group, Inc. and PNC Bank.

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

     Andrew N. Halford has been a member of our board of representatives since May 2005. He became Vodafone’s Chief Financial Officer in July 2005. From January 2005 to July 2005, he was Financial Director Designate. From 2002 to 2005, he served as Vice President and Chief Financial Officer of Verizon Wireless. From 1999 to 2002, he served as a Financial Director for various Vodafone businesses, including its Northern Europe, Middle East and Africa region. Prior to this, he held a number of business development, IT and finance directorships in the UK electricity sector from 1992 to 1998. Mr. Halford started his career with Price Waterhouse and worked for them from 1980 to 1992, based both in the UK and South Africa. He is a Fellow of the Institute of Chartered Accountants in England and Wales, having qualified in 1983.

     Gavin Darby has been a member of our board of representatives since April 2004. He became Chief Executive, Americas Region for Vodafone in April 2004. In August 2004, January 2005, and November 2005 his responsibilities increased to include Vodafone affiliated companies in Africa, China, and India respectively. From September 2002 to 2004, he was Chief Executive Officer, Vodafone UK. From 2001 to 2002, Mr. Darby was Chief Operating Officer of Vodafone UK. From 1985 to 2001, Mr. Darby held a number of positions of increasing responsibility and authority with Coca-Cola Europe.

     Sir Julian Horn-Smith has been a member of our board of representatives since July 2003. He became Vodafone’s Deputy Chief Executive in January 2005. From 2001 to 2004, he was Vodafone’s Group Chief Operating Officer and has been a member of Vodafone Group Plc's board of directors since 1996. Sir Julian has also held the position of Chairman of the Supervisory Board of Vodafone Holding GmbH since 2003. Since joining Vodafone in 1984, Sir Julian has held various senior management positions. Sir Julian is a Non-Executive Director of Smiths Group Plc and Lloyds TSB Group Plc. In 2002, he joined the board of the Prince of Wales International Business Leaders Forum, a UK-based organization promoting responsible business activity internationally.

     Doreen A. Toben has been a member of our board of representatives since October 2002. She has been the Executive Vice President and Chief Financial Officer for Verizon Communications since 2002. From 2000 to 2002, she was Senior Vice President and Chief Financial Officer for Verizon Communications’ Telecom Group. From 1997 to 2000, she was Vice President and Controller for Bell Atlantic Corporation and a member of Bell Atlantic's Executive Committee. Prior to that, she held various financial positions at Bell Atlantic. She serves as a member of the board of directors of The New York Times Company.

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

     Richard J. Lynch has been our Executive Vice President and Chief Technical Officer since the company’s launch in April 2000. From 1995 to 2000, he was the Executive Vice President and Chief Technical Officer for Bell Atlantic Mobile and Bell Atlantic NYNEX Mobile. He has served as Chairman of the Wireless Data Forum and as a charter member of the executive board of the CDMA Development Group, an organization dedicated to advancement and development of CDMA technology. He currently serves as a member of the Federal Communications Commission’s Technical Advisory Council. Mr. Lynch is a Fellow of The Institute of Electrical and Electronic Engineers, Inc. (IEEE) and has been awarded patents in the area of wireless technology.

     John Townsend has been our Vice President and Chief Financial Officer since January 2005. From 1993 to 2005, Mr. Townsend has held a number of senior positions within the Vodafone Group, including Chief Financial Officer of Europolitan Holdings AB in Sweden and Chief Financial Officer of Vodafone Australia and, most recently, Chief Financial Officer of Vodafone UK. Prior to joining Vodafone, Mr. Townsend was at KPMG Peat Marwick.

     John Hinshaw has been our Vice President – Information Systems and Chief Information Officer since October 2005. From 2004 to 2005, he served as Vice President – Information Technology of our company’s South Area. He was Vice President in our headquarters IT organization from 2000 to 2004. From 1997 to 2000, Mr. Hinshaw was Director - Information Systems for Bell Atlantic Mobile. From 1993 to 1997, he held a number of management positions within Bell Atlantic in Arlington, Virginia. Prior to joining Bell Atlantic, he was a consultant for Accenture and served as Computer Systems Manager for the Department of Commerce.

     John G. Stratton has been our Vice President and Chief Marketing Officer since 2001. From 2000 to 2001, he served as President of our company’s Northwest Area. He was President of Bell Atlantic Mobile’s Philadelphia Tri-State Region from 1998 to 2000. He also served as Vice President of Marketing for Bell Atlantic Mobile, and prior to that as Regional Vice President –Retail Sales and Operations for the New York Metro Market since joining the company in 1993. Prior to that, he was Vice President of Merchandising for Jersey Camera.

     Martha Delehanty has been our Vice President – Human Resources since March 2004. From 2000 to 2004, she was Executive Director – Employee Relations. Prior to joining Verizon Wireless, she was a field director for GTE Wireless. From 1991 to 2000, Ms. Delehanty held a number of positions of increasing responsibility and authority with GTE.

      Steven E. Zipperstein has been our Vice President—Legal and External Affairs, General Counsel and Secretary since January 2004. Mr. Zipperstein served as Senior Vice President and Deputy General Counsel at Verizon Communications since its launch in 2000 and previously with GTE since 1997. Prior to 1997, Mr. Zipperstein served as Chief Assistant U.S. Attorney in Los Angeles and Special Counsel to the Assistant Attorney General, U.S. Department of Justice in Washington, D.C. Mr. Zipperstein began his legal career in 1983 at the law firm of Hufstedler, Miller, Carlson & Beardsley in Los Angeles.

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

     Michael T. Stefanski has been our Vice President and Controller since 2003. From 2000 to 2003, he was Staff Vice President-Strategic & Financial Planning. From 1998 to 2000, he was Director of Finance and from 1993 to 1998, he held various financial positions for Bell Atlantic Mobile’s Philadelphia Tri-State Region. From 1990 to 1993, Mr. Stefanski held a position in Internal Audit at Bell Atlantic Corporation. Prior to that, he was with the public accounting firm of Ernst & Young.

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

     The board of representatives of Verizon Wireless determined that both members of our audit committee, Mr. Halford and Ms. Toben, are audit committee financial experts, as that term is defined in Item 401(h) of Regulation S-K. Neither Mr. Halford nor Ms. Toben are independent, as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Item 11. Executive Compensation

     The human resources committee of our board of representatives establishes and administers the compensation and benefit plans for our chief executive officer and each of our four most highly compensated executive officers, whom we refer to as named executive officers.

      Prior to the contribution of assets by Verizon Communications and Vodafone to us on April 3, 2000, each of the named executive officers was employed and compensated by one of our predecessor companies. Since April 3, 2000, all of our named executive officers have participated exclusively in our health and welfare benefit plans, except for Messrs. Strigl and Townsend. Mr. Strigl participated in selected Verizon Wireless and Verizon Communications benefit plans through December 31, 2004. Effective as of January 1, 2005, Mr. Strigl began participating exclusively in Verizon Communications’ benefit plans. Mr. Townsend continues to participate in Vodafone benefit plans.

Summary Compensation Table

     As further described below, the compensation structure for the named executive officers consists of:

  base salary;
  short-term incentive paid in cash;
  long-term incentive in the form of equity or equity-based compensation; and
  certain other benefits

     Base Salary. Base salaries listed in the summary compensation table represent each named executive officer’s total salary for 2003, 2004 and 2005.

     Short-Term Incentives. Bonuses listed in the table below represent the incentive amount paid to each named executive officer, other than for Mr. Townsend, pursuant to our short-term incentive plan for 2003, 2004 and 2005. Award values under our short-term incentive plan are based on the achievement of predetermined revenue, operating cash flow and net subscriber addition goals and quality and strategic objectives. The short-term incentive bonus paid to Mr. Townsend is based on the achievement of predetermined objectives pursuant to the Vodafone short-term incentive plan. This plan has two elements: a base award earned by the achievement of one-year performance targets and an enhancement award. The base award is delivered in the form of either cash or Vodafone shares. If it is delivered in shares, an enhancement award of 50% of the base shares is also made. The base shares are released after two years dependent upon continued employment. The enhancement award is released at the same time but is also dependent upon the achievement of a two-year performance target.

     Long-Term Incentives. Long-term compensation listed in the table below represents grants made to each named executive officer pursuant to our long-term incentive plan for 2003 and 2004, other than for Messrs. Strigl and Townsend. Mr. Strigl’s 2003 and 2004 long-term incentive grants were made pursuant to the Verizon Communications long-term incentive plan. Beginning in 2005, grants made to all of the named executive officers, except for Mr. Townsend, were made pursuant to the Verizon Communications long-term incentive plan. Mr. Townsend’s long-term incentives are made pursuant to the Vodafone Group Plc 1999 long-term stock incentive plan. On an ongoing basis, our human resources committee sets the number of units granted each year to each of the named executive officers, except for Messrs. Strigl and Townsend.

     Other Benefits. We (and for Mr. Strigl, Verizon Communications) provide certain other benefits to our named executive officers, other than Mr. Townsend, that are intended to be part of a competitive overall compensation program.

      Company Transportation. Certain named executive officers are permitted to use Verizon Communication corporate aircraft for personal use on a limited basis. We also provide a driver and a company-owned car to Mr. Strigl for commuting to and from work.

     Executive Life Insurance. Verizon Communications currently provides an executive life insurance policy to Mr. Strigl on a voluntary basis. This policy is designed to provide a death benefit equal to five times his eligible compensation if he were to die while an active employee. The death benefit is reduced to two times his eligible compensation if he were to die after he has retired. The policy is owned by Mr. Strigl, and Verizon Communications pays Mr. Strigl a bonus to cover the partial cost of maintaining the policy.

     Financial Planning. We began providing financial planning benefits to our executives, including the named executive officers, other than Messrs. Strigl and Townsend, on April 1, 2005. Verizon Communications provides financial planning benefits to Mr. Strigl. Part of the cost associated with the financial planning services used by each executive is imputed to such executive as ordinary income for the year in which the cost was incurred.

     Flexible Spending Allowance. The flexible spending allowance was designed to provide executives with compensation to offset costs of certain items such as financial planning and automobile allowance. This program was discontinued on April 1, 2005.

     Additional Benefits. This disclosure also includes certain perquisites and other personal benefits provided to named executive officers, specifically, use of corporate tickets, President’s Club sales trip, relocation allowance and estate management.

     The following summary compensation table sets forth information concerning total compensation earned or paid to our named executive officers during the fiscal years 2003, 2004 and 2005.

Summary Compensation Table
Fiscal Year 2005

		Annual Compensation			Long-Term Compensation

Named and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)(1)	Restricted Stock Awards ($)		Options/ Partnership VARs (4)	Payments LTIP ($)	All Other Compensation ($)(5)

Dennis F. Strigl	2005	$1,125,000	$1,912,500	$124,655	$7,031,700	(2)	--	--	$1,010,660
President and	2004	950,000	1,862,000	183,300	3,769,100		211,900	--	999,227
Chief Executive Officer	2003	875,000	1,540,000	154,900	1,753,600		205,100	--	850,469

Lowell C. McAdam	2005	$671,250	$893,000	$37,241	$3,071,591	(2)	--	--	$361,445
Executive Vice President and	2004	577,300	829,000	--	--		420,863	--	483,013
Chief Operating Officer	2003	547,950	765,000	--	2,360,493	(3)	--	--	762,954

Richard J. Lynch	2005	$445,250	$580,000	$14,000	$2,080,301	(2)	--	--	$257,065
Executive Vice President and	2004	412,000	590,000	--	--		254,388	--	285,297
Chief Technical Officer	2003	395,550	442,000	--	1,175,716	(3)	--	--	236,434

John Townsend	2005	$387,567	$111,571	$33,111	$179,167	(3)	103,499	--	$263,986
Vice President and Chief		58,135
Financial Officer (6)

Steven E. Zipperstein	2005	$391,375	$408,000	$51,982	$1,096,945	(2)	--	--	$186,953
Vice President and General	2004	365,500	414,000	--	--		131,474	--	20,307
Counsel (7)

(1)	As provided under the Securities and Exchange Commission rules, for 2005, the column “Other Annual Compensation” includes: incremental costs for personal use of Verizon Communications aircraft; other Verizon Communications provided transportation; and financial planning allowances for the named executive officers as described below. This disclosure also includes other perquisites, other personal benefits and additional tax reimbursements provided to the named executive officers. The total value of each item is described in more detail below.

Name	Personal Use of Company Aircraft	Personal Use of Company Vehicle	Personal Use of Corporate Tickets	Financial Planning Allowances	Automobile Allowance

Mr. Strigl	$101,884	$6,064	--	$10,000	--
Mr. McAdam	$8,523	--	$3,600	$10,000	--
Mr. Lynch	--	--	--	$9,500	--
Mr. Townsend	--	--	--	--	$33,111
Mr. Zipperstein	--	--	--	$10,000	--

Name	Flexible Spending Account	President’s Club Sales Trip	Relocation Allowance	Estate Management	Additional Tax Reimbursement

Mr. Strigl	--	--	--	--	$11,707
Mr. McAdam	$5,250	$9,868	--	--	--
Mr. Lynch	$4,500	--	--	--	--
Mr. Townsend	--	--	--	--	--
Mr. Zipperstein	$4,500	--	$30,629	$6,853	--

(2)	The data reflects the dollar value of the Performance Stock Units (PSUs) and Restricted Stock Units (RSUs) based on the average price of Verizon Communications common stock on the grant date of February 2, 2005. Actual payment of the performance units will be determined based on Verizon’s Total Shareholder Return (TSR) relative to the TSR of the companies that make up the Standard and Poor’s 500 and to the TSR of Verizon’s telecommunications, broadband, wireless and cable industry peer group companies. On each dividend payment date, additional restricted stock units are credited to the participant’s account. Such credited units are not reflected in this table. The number of restricted stock units is determined by dividing the dividend that would have been paid on the shares represented by the restricted stock units in the participant’s account by the average price of Verizon Communications common stock on the New York Stock Exchange Composite Transaction Tape on the dividend payment date. Based on the closing price of Verizon Communications common stock on December 31, 2005, the aggregate unit amounts and dollar value held by the named executive officers was:

Name	Number of PSUs	Number of RSUs	Aggregate Dollar Value

Mr. Strigl	121,287	80,858	$6,088,607
Mr. McAdam	52,983	35,318	$2,659,626
Mr. Lynch	35,878	23,926	$1,801,296
Mr. Townsend	--	--	--
Mr. Zipperstein	18,919	12,616	$949,834

(3)	Messrs. McAdam and Lynch hold a total of 125,500 and 70,000 restricted partnership units respectively, which had a dollar value of $2,620,440 and $1,461,600 respectively, based upon the fair market value of a partnership unit on December 31, 2005. In 2005, Mr. Townsend received a grant of restricted performance shares and a grant of ordinary shares, the dollar value of which reflects the closing price of Vodafone common stock on the grant date of January 7, 2005. Mr. Townsend was granted a total of 76,331 restricted performance shares and 320 shares in Vodafone in 2005 with a dollar value of $225,476 and $945, respectively, based upon the closing price of Vodafone common stock on December 31, 2005. Each of the restricted performance shares grants vests in three years and is subject to meeting specified performance measures. The 2005 grant vests in two years and is subject to continued employment.
(4)	Reflects non-qualified stock option grants made to Mr. Strigl in 2004 to purchase Verizon Communications common stock, partnership value appreciation rights granted to Messrs. McAdam, Lynch and Zipperstein under our long-term incentive plan in 2004, and stock option grants Mr. Townsend received in 2005 under the Vodafone Group Plc. 1999 long-term stock incentive plan.
(5)	For fiscal year 2005, includes contributions by us to qualified plans for Messrs. Strigl, McAdam, Lynch and Zipperstein in the amounts of $10,500, $18,750, $18,750 and $18,750, respectively; contributions by us to non-qualified plans for Mr. McAdam, Lynch and Zipperstein in the amounts of $77,415, $49,515 and $35,723 respectively; and contributions by Verizon Communications to Mr. Strigl, McAdam, Lynch and Zipperstein under the non-qualified executive deferral plan in the amounts of $798,740, $265,280, $188,800, $132,480. For 2005, the value of Mr. Strigl’s premium and related tax reimbursement paid by Verizon Communications for life insurance benefits was $201,420. Also included, for Mr. Townsend, are company contributions in the form of shares of Vodafone under the Vodafone Group share incentive plan with a value of $2,578; a contribution by Vodafone to the Vodafone Group pension scheme and Vodafone group funded unapproved retirement benefit scheme of $44,171 and $89,974 respectively; and relocation expenses and overseas allowances of $127,263.
(6)	Mr. Townsend became our chief financial officer as of January 1, 2005 pursuant to an international assignment agreement with Vodafone. He is paid in UK pounds sterling. All amounts shown are in U.S. dollars at an exchange rate of £ = 1.7187 the reference exchange rate for December 31, 2005. Mr. Townsend’s salary includes a premium of $58,135 for his additional responsibilities in the United States. Mr. Townsend’s bonus reflects the value of his 2005 base award.
(7)	Mr. Zipperstein became our general counsel as of January 1, 2004.

Year 2005 Grants of Stock Options and Partnership Value Appreciation Rights

     The following tables describe grants of stock options or partnership value appreciation rights to each of our named executive officers for the year ending December 31, 2005.

Verizon Communications Stock Options

None of the named executive officers received options to purchase Verizon Communications common stock in 2005.

Verizon Wireless Partnership Value Appreciation Rights

None of the named executive officers received Verizon Wireless partnership value appreciation rights in 2005.

Vodafone Group Plc Stock Options

     Options to purchase Vodafone common stock were granted in 2005 pursuant to the Vodafone Group Plc 1999 long-term stock incentive plan.

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term

					5%	10%

John Townsend (1)	103,499	0.20%	1.36	7/1/2015	$280,055	$321,998

(1)	On July 1, 2005, Mr. Townsend received a grant under Vodafone’s long-term stock incentive plan. This option is subject to performance conditions that are intended to link the exercise of the option to improvements in the financial performance of Vodafone.

     The potential realizable value is calculated based on the term of the option. It is calculated assuming that the fair market value of Vodafone common stock on the date of grant appreciates at projected annual rates compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These numbers are calculated based on the requirements of the SEC and do not reflect our or Vodafone’s estimate of future stock price growth.

Aggregate Exercise in Year 2005 and Year-End Values of Options and Value Appreciation Rights

     The following table provides information for the named executive officers regarding exercises of Verizon Communications options, partnership value appreciation rights and Vodafone options in 2005. Additionally, the table provides the value of unexercised options and value appreciation rights which have been based on the fair market value of the shares of common stock of Verizon Communications and Vodafone and on the value of the partnership appreciation rights on December 31, 2005, less the applicable exercise price.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/VARs as of 12/31/05 (#)		Value of Unexercised In-The-Money Options/ VARs as of 12/31/05 ($)

Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Dennis F. Strigl (1)	—	—	1,484,409	209,634	—	—
Lowell C. McAdam (2)	—	$4,850,000	573,861	420,863	$1,576,827	$2,941,832
Richard J. Lynch (2)	—	$2,946,199	126,135	254,388	—	1,778,172
John Townsend (3)	—	—	171,600	327,173	—	—
Steven E. Zipperstein (1)	—	—	283,574	13,633	—	—
Steven E. Zipperstein (2)	—	—	—	131,474	—	919,003

(1)	Represents Verizon Communications options.
(2)	Represents our partnership value appreciation rights.
(3)	Represents Vodafone options.

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

  a participant’s base salary in excess of the Internal Revenue Code limit on compensation for qualified retirement plans, which was $210,000 in 2005 and is $220,000 in 2006.
  the participant’s short-term incentive award: and
  other bonuses that the plan administrator determines are eligible for deferral

     If a participant elects to defer eligible income, Verizon Communications provides a matching contribution equal to the rate of match under the qualified savings plan for management employees. In most cases, that rate is 100% of the first 4% of eligible compensation deferred and 50% of the next 2% of eligible compensation deferred. In addition, until December 31, 2004, Verizon Communications automatically made retirement contributions to a participant’s account equal to 32% of the base salary, in excess of $205,000, and short-term incentive award components of the participant’s eligible compensation for the first 20 years of participation in the plan and, thereafter, equal to 7% of such eligible compensation.

     Verizon Communications maintains an individual account for each participant in the income deferral plan. Mr. Strigl’s aggregate frozen income deferral plan balance as of December 31, 2004 was $4,448,952. Effective as of January 1, 2004, Messrs. McAdam, Lynch and Zipperstein became participants in the Verizon Communications income deferral plan for the 2004 plan year.

     The Verizon Communications’ human resources committee eliminated the Verizon Communications income deferral plan and froze the accrual of future benefits under the plan, including the 32% retirement contribution credit on eligible compensation, as of the close of business on December 31, 2004. As a result Messrs. Strigl, McAdam, Lynch and Zipperstein no longer receive retirement contributions under the Verizon Communications income deferral plan.

     Beginning January 1, 2005, Mr. Strigl became eligible to receive retirement pay credits under the Verizon Excess Pension Plan equal to 4% to 7% (depending on age and service) on all eligible compensation that exceeds the Internal Revenue Code limit on compensation for qualified retirement plans. This action reduces the future pension credits received by Mr. Strigl from 32% to a range of 4% to 7%.

Verizon Executive Deferral Plan

     Mr. Strigl may elect to participate in the Verizon Executive Deferral Plan. This plan is a nonqualified, unfunded, deferred compensation plan that allows active participants to defer voluntarily the receipt of up to 100% of their eligible compensation. Eligible compensation consists of:

  a participant’s base salary in excess of the Internal Revenue Code limit on compensation for qualified retirement plans, which was $210,000 in 2005 and is $220,000 in 2006;
  the participant’s short-term incentive award: and
  other bonuses that the plan administrator determines are eligible for deferral

     If a participant elects to defer eligible income, Verizon Communications provides a matching contribution equal to the rate of match under the qualified savings plan for management employees. That rate is 100% of the first 4% of eligible compensation deferred and 50% of the next 2% of eligible compensation deferred. In addition, until December 31, 2004, Verizon Communications made retirement contributions to a participant’s account equal to 32% of the base salary, in excess of $205,000, and short-term incentive award components of the participant’s eligible compensation for the first 20 years of participation in the plan and, thereafter, equal to 7% of such eligible compensation.

     Verizon Communications maintains an individual account for each participant in the executive deferral plan. Mr. Strigl’s aggregate executive deferral plan balance as of December 31, 2005 was $734,690.

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

Verizon Wireless Executive Savings Plan

     Messrs. McAdam, Lynch and Zipperstein participate in the Verizon Wireless executive savings plan (formerly, the Bell Atlantic Mobile Executive Savings Plan). This plan is a nonqualified, unfunded, supplemental retirement and deferred compensation plan. The plan allows participants to defer voluntarily a portion of their compensation. Participants are allowed to defer:

  all or a portion of a participant’s base salary in excess of the Internal Revenue Code limit on compensation for qualified retirement plans, which was $210,000 in 2005; plus all or a portion of the participant’s annual incentive award under our short-term incentive plan.

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

     The portion of Messrs. McAdam’s, Lynch’s and Zipperstein’s accounts attributable to us as of December 31, 2005 was $2,813, $1,545 and $1,166, respectively.

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

Verizon Wireless Executive Deferral Plan

     Effective as of January 1, 2005, the Verizon Wireless executive deferral plan was adopted in order to comply with Section 885 of the American Jobs Creation Act of 2004 and Section 409A of the Internal Revenue Code of 1986. Messrs. McAdam, Lynch and Zipperstein are eligible to participate in the Verizon Wireless executive deferral plan. This plan is a nonqualified, unfunded, supplemental retirement and deferred compensation plan. The plan allows participants to defer voluntarily a portion of their compensation. Participants are allowed to defer:

  all or a portion of a participant’s base salary in excess of the Internal Revenue Code limit on compensation for qualified retirement plans, which was $210,000 in 2005; plus all or a portion of the participant’s annual incentive award under our short-term incentive plan.

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

     The portion of Messrs. McAdam’s, Lynch’s and Zipperstein’s accounts attributable to us as of December 31, 2005 was $74,603, $47,970 and $34,556, respectively.

Bell Atlantic NYNEX Mobile Executive Transition and Retention Retirement Plan

     Mr. Lynch participated in the Bell Atlantic NYNEX Mobile executive transition and retention retirement plan. This plan is a non-qualified, unfunded supplemental retirement plan under which an individual account is maintained for each participant. Participants’ accounts are fully vested at all times. Mr. Lynch’s active participation in the plan ended on January 1, 2004. He will continue to receive interest on his account balance at a rate equal to 8% annually. Amounts are payable upon separation from service with us or any affiliated company, including amounts representing a full year of service even if the separation is effected before the end of that year. As of December 31, 2005, Mr. Lynch’s account balance was $1,513,474.

Verizon Management Pension Plan

     The Verizon Communications’ Management Pension Plan is a noncontributory, tax-qualified pension plan for salaried employees that provides for distribution of benefits in a lump sum or an annuity, at the participant’s election. All participant pension benefits under this plan are calculated using a cash balance formula that provides for pay credits equal to 4% to 7% (depending on age and service) of annual eligible pay up to the Internal Revenue Code limit on compensation for qualified retirement plans, for each year of service following the conversion to cash balance. Effective January 1, 2005, in connection with his change to a Verizon Communications service company payroll, Mr. Strigl began participating in the Verizon Communications’ Management Pension Plan. Mr. Strigl’s prior service with Bell Atlantic Mobile is recognized for pension plan vesting and eligibility purposes only and his service with Verizon Wireless is recognized for pension plan vesting purposes only.

     In general, eligible pay includes base salary and short-term incentives, exclusive of certain senior manager or other incentive compensation, and other similar types of payments. Additionally, monthly interest credits are made to the participant’s account balance based upon the prevailing market yields on certain U.S. Treasury obligations. In order to record these pay and interest credits, the plan administrator maintains a hypothetical account balance for each participant. However, as part of the transition to a cash balance formula, all participants who had at least 10 years of service as of January 1, 2002 receive benefits under an alternative formula, referred to as the “highest average pay formula,” if that formula provides a higher benefit than the cash balance formula. Under this formula, pensions are computed on 1.35% of eligible pay for average annual salary for the five highest consecutive years up to the Internal Revenue Code limit on compensation for qualified retirement plans ($210,000 in 2005), for each year of service.

     The following table illustrates the estimated annual benefit payable pursuant to the highest average pay formula under the Verizon Communications’ Management Pension Plan based on a maximum compensation limit of $210,000, which is the Internal Revenue Code limit on compensation for qualified retirement plans in 2005. The table assumes normal retirement at age 65 and is calculated on a single life annuity basis, based upon final average earnings and years of service:

Pension Plan Table

	Years of Service

Final Average Earnings	15	20	25	30	35	40

$210,000	$42,525	$56,700	$70,875	$85,050	$99,225	$113,400

Verizon Excess Pension Plan

     Section 415 of the Internal Revenue Code places certain limitations on pension benefits that may be paid from the trusts of tax-qualified plans, such as the Verizon Management Pension Plan. Accordingly, any pension amounts for executive officers that exceed that limit will be paid from Verizon Communications assets under the Verizon Excess Pension Plan. Participation in this plan is limited to the cash balance formula and is not eligible for the highest pay formula. This plan is a nonqualified, unfunded, supplemental retirement plan. Mr. Strigl began participating in this plan as of January 1, 2005 and the aggregate balance of the account as of December 31, 2005 is $64,050.

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

Bell Atlantic Executive Management Retirement Income Plan

     Mr. Lynch participated in the Bell Atlantic executive management retirement income plan. This is a non-contributory, nonqualified excess pension plan that provides for distribution of benefits in a lump sum or an annuity, at the participant’s election. Mr. Lynch’s active participation in the plan ended on June 30, 1995. His accrued benefit of $4,622 expressed as a single life annuity payable immediately, reflects service and pay history while employed at Bell Atlantic prior to July 1, 1995.

Verizon Wireless Retirement Plan

     Messrs. McAdam, Lynch and Zipperstein participate in the Verizon Wireless retirement plan. We provide a transitional contribution of 2% of eligible pay up to the Internal Revenue Code limit on compensation for qualified retirement plans, which was $210,000 in 2005, for all eligible employees who were actively employed as of January 1, 2001 and who are not continuing to participate in a pension plan sponsored by GTE or its successor. The transitional benefit is provided annually. The first contribution was made during the first quarter of 2002 for the 2001 plan year. The 2004 plan year contribution was the last contribution to be made to all participants.

Vodafone Group Pension Schemes

     Mr. Townsend participates in the Vodafone Group pension scheme. This is a defined benefit scheme restricted by the UK Inland Revenue earnings limits. Mr. Townsend also participates in the Vodafone Group funded unapproved retirement benefit scheme which is a defined contribution scheme allowing contributions in excess of the UK Inland Revenue cap. The amounts contributed in 2005 by Vodafone to the Vodafone Group pension scheme and Vodafone Group funded unapproved retirement benefit scheme are $89,974 and $44,171 respectively.

     The following table shows the total estimated annual pension benefits payable to Mr. Townsend under the Vodafone Group pension scheme upon retirement at age 60, the normal retirement age at Vodafone Group Plc. The “pensionable remuneration” covered by this plan is presently capped by the UK Inland Revenue at an annual maximum of $181,495. For purposes of this table, “pensionable remuneration” means base salary only. The amounts set forth below are not subject to any deduction for Social Security or any other offset.

	Years of Service

Pensionable Remuneration ($)	15	20	25 or more

125,000	$62,500	$83,333	$83,333
150,000	$75,000	$100,000	$100,000
181,495 or more	$90,747	$120,996	$120,996

     At December 31, 2005, the number of creditable years of service and pensionable remuneration for Mr. Townsend was 12 years and $179,948, respectively. As of December 31, 2005, the accrued actuarial value of his benefit is $68,480.

2000 Verizon Wireless Long Term Incentive Plan

     Messrs. McAdam, Lynch and Zipperstein participate in the 2000 Verizon Wireless long-term incentive plan, pursuant to which they have been granted partnership value appreciation rights and restricted partnership units. The plan also provides for the following awards: incentive stock options within the meaning of Section 422 of the Internal Revenue Code, nonqualified stock options, deferred stock, dividend equivalents, performance awards, restricted stock awards, stock appreciation rights and other equity-based awards. While stock options and other equity-based awards have been authorized under the plan, the issuance of such securities is not currently contemplated by our partnership agreement and accordingly would require further authorization by our partners before issuance.

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

Vodafone Group Plc 1999 Long-Term Stock Incentive Plan

     Mr. Townsend currently participates in the Vodafone Group Plc 1999 long-term stock incentive plan. The plan is administered at the discretion of the Vodafone Group Plc remuneration committee. Option grants are normally made within six weeks following the announcement of Vodafone’s results on the London Stock Exchange for any financial period. Options granted under the plan are subject to performance conditions that are aimed to link the exercise of options to improvements in the financial performance of Vodafone.

     In 2005, Mr. Townsend received stock awards under the plan. Eligible employees are granted an award of Vodafone ordinary shares, which may be purchased, together with any dividends on such shares, by the employee at a predetermined price 3 to 10 years after if he or she remains employed by Vodafone through that date. Upon a change in control of Vodafone, the trustees of the plan will take whatever action they consider appropriate, including exercising their discretion to transfer any ordinary shares underlying an award

     In 2005, Mr. Townsend also received restricted performance share awards under the plan. Eligible employees are granted an award of Vodafone restricted performance shares. The 2005 grant vests in three years, dependent upon Vodafone’s earnings per share growth. Restricted performance share awards made under the plan will only vest to the extent that the performance condition has been achieved at the end of the three-year performance period.

     In 2005, Mr. Townsend also received a share award under the plan. The award vests in two years, subject to continued employment with Vodafone, and is not dependent on performance.

Vodafone Group Share Incentive Plan

     Mr. Townsend participates in the Vodafone Group Share Incentive Plan. Under this plan, eligible employees can contribute up to a maximum of $215 per month, to enable trustees of the plan to purchase shares of Vodafone stock on their behalf, with an equivalent number of shares being purchased for the employee by Vodafone. As of December 31, 2005, Mr. Townsend has contributed $2,578 of base salary to the plan and the value of the shares contributed by Vodafone is $2,578.

Employment Arrangements

     Dennis F. Strigl. Mr. Strigl will receive the compensation and benefits outlined below for the term of his agreement. If Mr. Strigl resigns or retires, he will be entitled only to the benefits that would be provided to a similarly situated Verizon Communications senior executive upon termination. Generally, if an executive’s employment terminates following a change in control of Verizon Communications, or due to good reason, or as a result of death or disability, the executive will generally receive the same benefits as if he were involuntarily terminated without cause. However, if the termination is due to disability, the lump sum payment will be offset by amounts payable to the executive under any Verizon Communications sponsored disability plan. If Mr. Strigl’s employment is involuntarily terminated without cause, his outstanding stock options will vest and will be exercisable until the earlier of five years after the date of termination or the maximum term of the option. In addition, the executive’s performance stock units and restricted stock units will vest and will become payable on the scheduled date, provided that, with respect to the performance stock units, Verizon Communications attains the applicable performance goals. If Mr. Strigl is terminated for cause or voluntarily resigns, he will no longer receive any salary or benefits and will forfeit any unvested outstanding stock options and the unvested portion of any outstanding performance stock units and restricted stock units. All separation payments provided to Mr. Strigl under his employment agreement are in lieu of any Verizon Communications sponsored severance.

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

     Lowell C. McAdam, Richard J. Lynch. In April 2003, we entered into successor employment agreements with Messrs. McAdam and Lynch with base salaries of $544,200 and $400,000, respectively. (Their current base salaries as of 2006 are $700,000 and $455,000, respectively.) In addition, the agreements provide each of these individuals with the opportunity to earn an annual cash bonus in accordance with the terms of our short-term incentive plan and to receive equity-based awards under our long-term incentive plan.

     Steven E. Zipperstein. In January 2004, we entered into a successor employment agreement with Mr. Zipperstein with a base salary of $365,500. (Current base salary as of 2006 is $400,000.) In addition, the agreement provides him with the opportunity to earn an annual cash bonus in accordance with the terms of our short-term incentive plan and to receive equity-based awards under our long-term incentive plan.

     Each employment agreement has a two-year term effective April 3, 2000, but the term is automatically extended for a new two-year term at the expiration except as expressly modified by the parties in writing. Under the agreements, Messrs. McAdam, Lynch and Zipperstein will be entitled to liquidated damages if we terminate their employment without cause or if the executive terminates such employment for good reason, as defined in the agreements. The liquidated damage amounts for Messrs. McAdam and Lynch are:

  200% of their annualized base salary and short-term incentive target amount payable in 24 monthly installments;
  continued participation in our health and dental insurance plans for 24 months following termination; and
  vesting of any unvested long-term incentive award in accordance with the terms of the governing plan documents.

     The liquidated damage amounts for Mr. Zipperstein are:

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

     John Townsend. Mr. Townsend is employed by the Vodafone Group and was seconded to us for a period of two years beginning on January 1, 2005. Under the terms of this agreement, in 2005, Mr. Townsend received an annual base salary of $387,567 an additional responsibility premium of $58,135 while on assignment in the United States, and an annual bonus in the amount of $111,571. Mr. Townsend was also entitled to specified perquisites, including an automobile allowance of $33,111. Mr. Townsend is paid in UK pounds sterling. All amounts above are in U.S. dollars at an exchange rate of £=$1.7187 the reference exchange rate for December 31, 2005. The arrangement requires each party to provide six months’ notice in order to terminate the agreement.

Compensation Committee Interlocks and Insider Participation

     Our human resources committee, currently comprised of Lawrence T. Babbio, Jr. and Andrew N. Halford, performs functions equivalent to a compensation committee. Mr. Babbio has not been employed by Verizon Wireless, nor been an officer of Verizon Wireless, nor had any relationship that would require disclosure in “Certain Relationships and Related Party Transactions.” Mr. Halford has not been employed by Verizon Wireless but was an executive officer until January 1, 2005. He does not have any relationships that would require disclosure in “Certain Relationships and Related Party Transactions”. In addition, none of our executive officers currently serves, or in the past has served, on the board of directors or compensation committee (or committee performing equivalent functions) of any other company that has or had one or more executive officers serving on our board of representatives or human resources committee.

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
140 West Street
New York, NY	55.0%
Vodafone Group Plc (2)
Vodafone House
The Connection
Newbury, Berkshire
RG14 2FN England	45.0%
Ivan G. Seidenberg	—
Arun Sarin	—
Lawrence T. Babbio, Jr	—
Doreen A. Toben	—
Andrew N. Halford	—
Gavin Darby	—
Julian Horn-Smith	—
Dennis F. Strigl	—
Lowell C. McAdam	—
Richard J. Lynch	—
John Townsend	—
Steven Zipperstein	—
All officers and representatives as a group (12 persons)	—

(1)	Includes partnership interests held of record by the following subsidiaries of Verizon Communications: Bell Atlantic Cellular Holdings, L.P., NYNEX PCS Inc., PCSCO Partnership, GTE Wireless Incorporated and GTE Wireless of Ohio Incorporated.
(2)	Includes partnership interests held of record by the following subsidiaries of Vodafone: PCS Nucleus, L.P. and JV Partnerco, LLC.

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

U.S. Wireless Alliance Agreement

   General

     On September 21, 1999, Bell Atlantic, now known as Verizon Communications, and Vodafone entered into an alliance agreement to create a wireless business composed of both companies’ U.S. wireless assets. For this purpose, Verizon Communications and Vodafone agreed to amend and restate the existing partnership agreement of Cellco Partnership, which had previously been owned solely by Verizon Communications and through which Verizon Communications operated its Bell Atlantic Mobile wireless business. Pursuant to the alliance agreement, Vodafone and Verizon Communications transferred specific U.S. wireless assets and liabilities to us in exchange for partnership interests. The assets were conveyed in two stages. The first stage occurred in April 2000 and related to the transfer of specific wireless assets and liabilities of Vodafone and Verizon Communications’ interest in PrimeCo and other assets to us. The second stage occurred in July 2000 and related to the transfer of specific wireless assets and liabilities that were acquired by Verizon Communications through Bell Atlantic’s merger with GTE Corporation. After these contributions, Verizon Communications has an aggregate partnership interest equal to 55%, and Vodafone has an aggregate partnership interest equal to 45%.

   Indemnification

     The alliance agreement, as amended, provides for customary indemnification of us by Verizon Communications and Vodafone. Specifically, subject to limitations including caps, deductibles and time limitations, it provides that Verizon Communications will indemnify us for any losses that may result from, arise out of or relate to:

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

     The alliance agreement, as amended, also includes a tax indemnity by each partner to us with respect to any pre-closing income tax liability, although we are generally liable for pre-closing tax liabilities not involving income taxes.

     The alliance agreement provides that we have to indemnify Verizon Communications and Vodafone for losses that may result from the liabilities that we have assumed or from events that occur after the applicable closing dates with respect to transferred assets.

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

As a result of the provisions summarized above, Vodafone has veto power over these significant actions.

     In addition, Vodafone has the right to appoint one of our significant officers so long as it holds at least 20% of our partnership interests. Mr. Townsend, our Vice President and Chief Financial Officer, was selected by Vodafone.

   Distributions

     The partnership agreement requires that we make certain distributions to our partners related to taxes. Until April 3, 2005, we were also required, subject to compliance with financial tests, including a 2.5 to 1 leverage ratio and 5 to 1 interest coverage ratio (unless less restrictive ratios are selected by officers of our company), to pay additional distributions to our partners in an amount equal to 70% of our pre-tax net income from continuing operations plus amortization expense related to the amortization of intangible assets arising out of transactions contemplated by the alliance agreement, to the extent this amount exceeds the tax distribution. We made distributions of $691 million in February 2001, $862 million in August 2002, $1,225 million in February 2003, $1,148 million in August 2003, $1,441 million in February 2004, and $1,812 million in August 2004. Approximately $112 million of the distribution in February 2003 represented a supplemental distribution. We did not make scheduled distributions in August 2001 and February 2002 because the payments were limited by the 2.5 to 1 leverage ratio stipulated in the partnership agreement. We made a final non-tax distribution of approximately $1,997 million to our partners in February 2005 for the six-month period ended December 31, 2004.

     Under our partnership agreement, it is contemplated that we will continue to have a policy for non-tax related distributions, which will provide for distributions at a level as determined from time to time by our board of representatives, taking into account relevant factors, including our financial performance and capital requirements. The board has not yet established a new policy for non-tax related distributions.

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

     Phase II option

     The agreement permits Vodafone to require our company to repurchase from it and its included affiliates partnership interests at a price equal to their market value during a 61-day period opening on June 10th and closing on August 9th in 2005, 2006 and/or 2007 in exchange for the consideration described below. The aggregate amount that we are required to purchase upon exercise of this right may not exceed $20 billion. In addition, no single exercise of the right may be for an amount in excess of $10 billion. Verizon Communications has the right, exercisable at its sole discretion, to purchase all or a portion of this interest instead of us. However, even if Verizon Communications exercises this right, Vodafone has the option to require us to purchase up to $7.5 billion of this interest redeemable during a 61-day period opening on June 10th and closing on August 9th in 2005, 2006 and/or 2007 with cash or contributed debt. Vodafone did not exercise its put right during the 61-day period that ended August 9, 2005.

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

     Verizon Communications’ obligations

     Under the agreement, Verizon Communications has the right to obligate itself or its designee, rather than us, to purchase some or all of the interests covered by the options described above. However, even if Verizon Communications exercises this right, Vodafone has the option to require us to purchase up to $7.5 billion of interests in connection with the phase II option in the form of assumed debt or other consideration, as described below under “Consideration to be paid upon exercise of the option.” In addition, Verizon Communications is obligated to purchase interests that we fail to repurchase, but its liability for all these failures cannot exceed $10 billion for the phase II option.

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

     As of December 31, 2005, the partnership had approximately $13.8 billion of outstanding indebtedness borrowed from affiliates of Verizon Communications at an annual weighted average interest rate of 4.8% . This includes a $350 million term note from an affiliate of Verizon Communications that bears a fixed interest rate of approximately 8.9% per year. This term note was made in connection with our acquisition of the wireless assets of Price Communications Wireless on August 15, 2002. It is guaranteed by Price Communications Wireless and matures on the earlier of February 15, 2007 or six months following the occurrence of certain specified events. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Service.”

     On February 18, 2005, we signed a floating rate promissory note with Verizon Global Funding Corp. (“VGF”), a wholly-owned subsidiary of Verizon Communications, that permits us to borrow, repay and re-borrow from time to time up to a maximum principal amount of $6.5 billion with a maturity date of February 22, 2008. Amounts borrowed under the note bear interest at a rate per annum equal to one-month LIBOR plus 20 basis points for each interest period, with the interest rate being adjusted on the first business day of each month. Borrowings under this note as of December 31, 2005 were $6.5 billion.

     On September 1, 2005, we signed an additional floating rate promissory note (the “Floating Rate Note”) in the amount of approximately $2.4 billion payable to VGF and due on August 1, 2009. Amounts borrowed under the Floating Rate Note bear interest at a rate per annum equal to one-month LIBOR plus 20 basis points for each interest period, with the interest rate being adjusted on the first business day of each month. The Floating Rate Note was effective as of July 1, 2005, and replaced a prior $2.4 billion term note due in 2009 to VGF, which was cancelled as a result. Borrowings under the Floating Rate Note at December 31, 2005 were approximately $2.4 billion.

     Also on September 1, 2005, we signed a fixed rate promissory note (the “Fixed Rate Note”) that permits us to borrow, repay and re-borrow from time-to-time up to a maximum principal amount of $9 billion from VGF, with a maturity date of August 1, 2009. Amounts borrowed under the Fixed Rate Note generally bear interest at a rate of 5.8% per annum. The Fixed Rate Note was effective as of July 1, 2005, and replaced a prior demand note due to VGF, which was cancelled as a result. Borrowings under the Fixed Rate Note at December 31, 2005 were approximately $4.5 billion.

     Effective February 1, 2006, VGF was merged with and into Verizon Communications, making Verizon Communications the lender on all of our notes previously payable to VGF. On March 1, 2006, Verizon Communications assigned these notes to a wholly-owned subsidiary, Verizon Financial Services LLC.

     We had agreements with an entity owned by Verizon Communications and Vodafone that operated overlapping properties in Chicago, Houston and Richmond that we were required to dispose of pursuant to FCC regulations and which has since been sold. Pursuant to the agreements, we provided transition services and products and employee services and licensed trademarks and copyrighted materials. On September 2, 2005, we received a total payment of $172 million from Verizon and Vodafone representing payment in full of the outstanding accounts receivables relating to these transition services.

Other Services Provided to Verizon Communications

     Since our formation, we have provided tax services to Verizon Communications related to resolving tax disputes and controversies relating to periods prior to our formation. Tax services provided to Verizon Communications were immaterial for the twelve months ended December 31, 2005, 2004 and 2003.

     For the years ended December 31, 2005, 2004 and 2003, in the normal course of business, we recorded revenues related to transactions with Verizon Communications affiliated companies of approximately $62 million, $78 million and $52 million, respectively.

     In 2004, we entered into agreements with subsidiaries of Verizon Communications in Puerto Rico and the Dominican Republic to sell wireless devices and accessories to the subsidiaries for their retail sale to end-user subscribers in their respective countries. We recorded revenues under such agreements of $35 and $17 million for the years ended December 31, 2005 and 2004, respectively.

Other Services Provided by Verizon Communications

     Direct Telecommunication

     We incurred direct telecommunication and data processing charges of approximately $710 million, $611 million and $515 million for the years ended December 31, 2005, 2004 and 2003, respectively, for services provided by subsidiaries and affiliates of Verizon Communications including, but not limited to the following services: telephone, network interconnection, switching directory assistance, and long distance.

     Office Telecommunications

     We have agreements with subsidiaries and affiliates of Verizon Communications for the provision of office telephone services. We incurred charges of approximately $10 million, $10 million and $11 million for the years ended December 31, 2005, 2004 and 2003, respectively.

     Pension Services

     We have agreements with subsidiaries and affiliates of Verizon Communications, primarily relating to former GTE entities, for the provision of pension services. Under the terms of these agreements, the services were to be funded through May 2004. We incurred charges of approximately $19 million and $16 million for the years ended December 31, 2004 and 2003, respectively.

     Billing Services

     We have an agreement with a subsidiary of Verizon Communications that allows our subscribers to consolidate their wireless and wireline services into one invoice. We have incurred charges of approximately $9 million, $5 million and $3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

     Roaming Services

     We have entered into roaming agreements with subsidiaries of Verizon Communications to permit our subscribers to use their network in Puerto Rico and the Dominican Republic, where we do not have licenses to provide services, and to permit their subscribers to roam on our network. Under the agreements, we paid approximately $17 million for the year ended December 31, 2005 and approximately $12 million and $4 million for the years ended December 31, 2004 and 2003, and received approximately $7 million, $3 million and $2 million for the years ended 2005, 2004 and 2003, respectively.

     Leases

     We incurred charges of approximately $2 million, $2 million and $1 million for the years ended December 31, 2005, 2004 and 2003, respectively, for leases for company vehicles and buildings from subsidiaries of Verizon Communications.

     In November 2005 we entered into a lease agreement with Verizon Communications to lease a portion of its new facility, the Verizon Center, in Basking Ridge, New Jersey. The Verizon Center is a 1.3 million square foot facility located in Basking Ridge consisting of 7 buildings on 135 acres. We will lease approximately 347,000 contiguous square feet from Verizon Communications with dedicated space for 1,100 employees. The term of the lease is 10 years with up to two additional 5-year terms at our option. For the initial term, the projected annual rent expense is $11.9 million, calculated as the proportionate share of base rent and operating costs. The total projected spend over the term of the lease (including occupancy costs and tenant improvements) is approximately $141 million. We have the right to audit the base rent and operating costs once per year.

     Sales and Distribution Services

     We incurred charges of approximately $22 million, $25 million and $24 million for the years ended December 31, 2005, 2004 and 2003, respectively, for commissions and other sales expenses related to the sale and distribution of our products and services by subsidiaries and affiliates of Verizon Communications.

     Lockbox Services

     We currently purchase lockbox services from Verizon Communications at market rates. For the years ended December 31, 2005, 2004 and 2003, in the normal course of business, we made lockbox payments of approximately $7 million, $8 million and $11 million, respectively.

     Insurance

     We currently purchase primary casualty insurance and other liability coverage from affiliates of Verizon Communications at market rates. For the years ended December 31, 2005, 2004 and 2003, in the normal course of business, we paid approximately $32 million, $26 million and $20 million, respectively.

Other Services Provided by Vodafone

     Roaming Services

     In 2004 we entered into a roaming agreement with Vodafone Libertel N.V. to permit our subscribers to use its GSM network and the networks of its roaming partners where we do not have a license to provide service. Under this agreement, we paid approximately $14 and $2 million for the years ended December 31, 2005 and 2004, respectively.

Item 14. Principal Accounting Fees and Services

     In February 2005, the Audit Committee reappointed Deloitte & Touche LLP as the independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2005, and to audit management’s assessment and the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this reappointment, the Audit Committee considered whether the audit and non-audit services Deloitte & Touche LLP provides are compatible with maintaining the independence of our outside auditors.

Pre-Approval Policy

     The Audit Committee has established policies and procedures regarding pre-approval of services provided by the independent registered public accounting firm. At the beginning of the fiscal year, the Committee approves the engagement of the independent registered public accounting firm to provide audit services based on fee estimates. The Committee also approves proposed audit-related services, tax services and other permissible services, based on specified project and service details, fee estimates, and aggregate fee limits for each service category. The Audit Committee receives a report periodically on the status of services provided or to be provided by the independent registered public accounting firm and the related fees.

Fees and Services of Deloitte & Touche LLP

     The following table summarizes fees billed to the Company by Deloitte & Touche LLP during 2005 and 2004:

	Year Ended December 31,

(dollars in millions)	2005	2004

Audit Fees (a)	$4.3	$4.4
Audit-Related Fees (b)	2.6	2.4
Tax Services (c)	-	0.2

Total	$6.9	$7.0

(a)	Includes fees for our consolidated audit, SEC filings, Sarbanes-Oxley attestation, quarterly reviews and other accounting and SEC items.
(b)	Includes fees for contractually required partnership audits, employee benefit plan audits and other agreed upon procedures.
(c)	Includes fees for federal and state tax research.

     No services were provided that were approved pursuant to section (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:
			Page

	(1)	Report of Management on Internal Control Over Financial Reporting	75

		Report of Independent Registered Public Accounting Firm	76

	(2)	Report of Independent Registered Public Accounting Firm	77

		Financial Statements covered by Report of Independent Registered Public Accounting Firm:
		Consolidated Statements of Operations and Comprehensive Income	78
		Consolidated Balance Sheets	79
		Consolidated Statements of Cash Flows	80
		Consolidated Statements of Changes in Partners’ Capital	81
		Notes to Consolidated Financial Statements	82

	(3)	Financial Statement Schedule
		Report of Independent Registered Public Accounting Firm	98
		Schedule II – Valuation and Qualifying Accounts	99

	(4)	Exhibits

Exhibit Number

3.3	Cellco Partnership Amended and Restated Partnership Agreement dated as of April 3, 2000 (incorporated by reference to Verizon Wireless Inc. Form S-1 (No.333-44394))
3.3.1	Amendment and Joinder to Cellco Partnership Amended and Restated Partnership Agreement dated as of July 10, 2000 (incorporated by reference to Cellco’s Form S-4 (No. 333-92214))
3.3.2	Amendment to Cellco Partnership Amended and Restated Partnership Agreement dated as of July 24, 2003 (incorporated by reference to Cellco’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 333- 92214))
4.1	Indenture dated as of December 17, 2001 among Cellco Partnership and Verizon Wireless Capital LLC as Issuers and First Union National Bank as Trustee (incorporated by reference to Cellco’s Form S-4 (No. 333-92214))
4.2	[Reserved]
4.3	Form of global certificate representing the 5.375% Notes due 2006 (incorporated by reference to Cellco’s Form S-4 (No. 333-92214))
4.4	Floating Rate Note between Cellco Partnership and Verizon Global Funding Corp. dated February 18, 2005 (incorporated by reference to Cellco’s Form 10-K for the calendar year ended December 31, 2004 (No. 333-92214))
4.5	Floating Rate Note, successor to GTE Consumer Services Incorporated Promissory Note due September 30, 2009, dated as of July 1, 2005 (incorporated by reference to Cellco’s Form 8-K filed on September 6, 2005 (No. 333-92214))
4.6	Fixed Rate Note, successor to the Master Promissory Note dated February 1, 1998, dated as of July 1, 2005 (incorporated by reference to Cellco’s Form 8-K filed on September 6, 2005 (No. 333-92214))
10.1	U.S. Wireless Alliance Agreement dated September 21, 1999 (incorporated by reference to Bell Atlantic Corporation Form 10-Q for quarter ended September 30, 1999)
10.2	Amendment to U.S. Wireless Alliance Agreement dated as of April 3, 2000 (incorporated by reference to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.3	Investment Agreement dated as of April 3, 2000 among Vodafone AirTouch Plc, Bell Atlantic Corporation and Cellco Partnership (incorporated by reference to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.4	Settlement Strategy Agreement dated as of September 21, 1999 by and between Vodafone AirTouch Plc and Bell Atlantic Corporation (incorporated by reference to Verizon Wireless Inc. Form S-1 (No.333- 44394))
10.5	Amendment to Settlement Strategy Agreement dated as of April 3, 2000 (incorporated by reference to Verizon Wireless Inc. Form S-1 (No.333-44394))

10.6	Form of Indemnity Agreement related to dispositions of conflicted systems (incorporated by reference to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.7	[Reserved]
10.8	Bell Atlantic Stock Option Program (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.9	Software Assignment and License Agreement dated as of April 3, 2000 between AirTouch Communications, Inc. and Cellco Partnership (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.10	Intellectual Property Assignment dated as of April 3, 2000 between AirTouch Communications, Inc. and Cellco Partnership (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.11	Patent License Agreement dated as of April 3, 2000 between AirTouch Communications, Inc. and Cellco Partnership (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333- 44394))
10.12	Transition Services Agreement dated as of April 3, 2000 between Vodafone AirTouch Plc and Cellco Partnership (incorporated by reference to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.13	Patent License Agreement dated as of April 3, 2000 between Bell Atlantic Cellular Holdings, L.P. and NYNEX PCS Inc. (collectively, ‘‘Licensors’’), and Cellco Partnership (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394)).
10.14	Trademark and Domain License Agreement dated as of April 3, 2000 between Licensors and Cellco Partnership (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333- 44394))
10.15	Trademark and Domain License Agreement dated as of April 3, 2000 between Licensors and Cellco Partnership (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333- 44394))
10.16	Trademark and Domain License Agreement dated as of April 3, 2000 between Licensors and Cellco Partnership (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333- 44394))
10.17	Trademark and Domain Name License Agreement dated as of April 3, 2000 between AirTouch Communications, Inc. and Cellco Partnership (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.18	Verizon Wireless Executive Savings Plan, as amended and restated, effective January 1, 2001 (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.19	Verizon Wireless Executive Deferral Plan (incorporated by reference to Cellco’s Form 8-K filed on December 6, 2004 (No.333-92214))
10.20	Bell Atlantic NYNEX Mobile Executive Transition and Retention Retirement Plan, as amended and restated, effective May 19, 2000 (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.21	Vodafone Americas, Inc. Deferred Compensation Plan (formerly AirTouch Communications Deferred Compensation Plan), as amended and restated, effective as of June 1, 1998 (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.22	Employment contract dated November 2, 2000 between Dennis Strigl and Verizon Wireless Inc. (incorporated by reference to Verizon Communications Inc. Exhibit 10f to Form 10-Q for the period ended September 30, 2000 (No. 001-08606))
10.23	[Reserved]
10.24	[Reserved]
10.25	Employment agreement, effective as of April 3, 2000, between Lowell McAdam and Cellco Partnership (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.26	Employment agreement, effective as of April 3, 2000, between Richard Lynch and Cellco Partnership (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.27	Employment agreement, effective as of January 1, 2004, between Steven E. Zipperstein and Cellco Partnership (incorporated by reference to Cellco’s Form 10-K for the calendar year ended December 31, 2003 (No.333-92214))
10.28	International assignment agreement, effective as of January 1, 2005, between John Townsend and Vodafone Group Services Ltd. (incorporated by reference to Cellco’s Form 10-K for the calendar year ended December 31, 2004 (No.333-92214))
10.29	Verizon Executive Deferral Plan, effective January 1, 2005 (incorporated by reference to Cellco’s Form 10- K for the calendar year ended December 31, 2004 (No. 333-92214))
10.30	Verizon Management Pension Plan, effective as of January 1, 2002 (incorporated by reference to Cellco’s Form 10-K for the calendar year ended December 31, 2004 (No. 333-92214))

10.31	Vodafone Group Pension Scheme Second Definitive Deed and Rules dated May 28, 1999 (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.32	Vodafone Group Share Incentive Plan dated February 15, 2002 (incorporated by reference to Cellco’s Form 10-K for the calendar year ended December 31, 2004 (No. 333-92214))
10.33	[Reserved]
10.34	[Reserved]
10.35	[Reserved]
10.36	[Reserved]
10.37	Second Definitive Agreement between Cellco Partnership and Lucent Technologies Inc. dated June 18, 2004 (incorporated by reference to Cellco’s Form 10-Q for the period ended September 30, 2004 (No.333- 92214))[1]
10.38	2000 Verizon Wireless Long-Term Incentive Plan, as amended and restated, effective July 10, 2000 (incorporated by reference to Amendment No.1 to Verizon Wireless Inc. Form S-1 (No.333-44394))
10.39	Summary of the Verizon Wireless Financial Planning Program (incorporated by reference to Cellco’s Form 10-K for the calendar year ended December 31, 2004 (No. 333-92214))
10.40	Verizon Wireless Short-Term Incentive Plan (incorporated by reference to Cellco’s Form 10-K for the calendar year ended December 31, 2004 (No. 333-92214))
10.41	Verizon Excess Pension Plan, as amended, effective January 1, 2002 (incorporated by reference to Cellco’s Form 10-K for the calendar year ended December 31, 2004 (No. 333-92214))
10.42	[Reserved]
10.43	[Reserved]
10.44	[Reserved]
10.45	Verizon Communications Inc. Verizon Income Deferral Plan, effective January 1, 2002 (incorporated by reference to Verizon Communications Inc. Form 10-Q for the period ended June 30, 2002 (No. 001- 08606))
10.46	Vodafone Group Plc 1999 Long Term Stock Incentive Plan (incorporated by reference to Vodafone Group Plc Annual Report on Form 20-F for the financial year ended March 31, 2001 (No. 001-10086))
10.47	Bell Atlantic Executive Management Retirement Income Plan (restated as of January 1, 1996) (incorporated by reference to Cellco’s Form 10-K for the calendar year ended December 31, 2002 (No.333- 92214))
10.48	Verizon Wireless Retirement Plan, as amended and restated, effective January 1, 2001 (incorporated by reference to Cellco’s Form 10-K for the calendar year ended December 31, 2002 (No.333-92214))
10.49	Verizon Enterprises Management Pension Plan, as amended and restated, effective January 1, 2002 (incorporated by reference to Cellco’s Form 10-K for the calendar year ended December 31, 2002 (No.333- 92214))
10.50	Verizon Communications Inc. Long-Term Incentive Plan (incorporated by reference to Verizon Communications Inc. 2001 Proxy Statement filed March 12, 2001 (No. 001-08606))
12	Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Company
24	Powers of Attorney
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Confidential materials appearing in this document have been omitted and filed separately with the Securities and Exchange Commission in accordance with the Securities Exchange Act of 1934, as amended, and Rule 24b-2 promulgated thereunder. Omitted information has been replaced with asterisks.

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

     Management has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2005. Based on this assessment, we believe that the internal control over financial reporting of the Partnership is effective as of December 31, 2005. In connection with this assessment, there were no material weaknesses in the Partnership’s internal control over financial reporting identified by management.

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
Vice President and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Representatives and Partners of
Cellco Partnership d/b/a Verizon Wireless:

We have audited management's assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Cellco Partnership d/b/a Verizon Wireless (the “Partnership”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnership's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

An entity's internal control over financial reporting is a process designed by, or under the supervision of, the entity's principal executive and principal financial officers, or persons performing similar functions, and effected by the entity's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Partnership maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Partnership and our report dated February 23, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
New York, New York
February 23, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Representatives and Partners of
Cellco Partnership d/b/a Verizon Wireless:

We have audited the accompanying consolidated balance sheets of Cellco Partnership d/b/a Verizon Wireless (the “Partnership”) as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Partnership's internal control over financial reporting and an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, New York
February 23, 2006

CELLCO PARTNERSHIP
(d/b/a Verizon Wireless)
Consolidated Statements of Operations and Comprehensive Income
(in Millions)

FOR THE YEARS ENDED DECEMBER 31,	2005	2004	2003

OPERATING REVENUE
Service revenue	$28,131	$24,400	$20,336
Equipment and other	4,170	3,262	2,153

Total operating revenue	32,301	27,662	22,489

OPERATING COSTS AND EXPENSES
Cost of service (excluding depreciation and
amortization related to network assets included below)	4,154	3,489	3,145
Cost of equipment	5,239	4,258	3,315
Selling, general and administrative	10,768	9,591	8,057
Depreciation and amortization	4,760	4,486	3,888

Total operating costs and expenses	24,921	21,824	18,405

Operating income	7,380	5,838	4,084
OTHER INCOME (EXPENSES)
Interest expense, net	(597)	(648)	(614)
Minority interests	(226)	(209)	(166)
Other, net	29	42	15

Income before provision for income taxes	6,586	5,023	3,319
Provision for income taxes	(434)	(325)	(236)

NET INCOME	6,152	4,698	3,083

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on derivative financial instruments	-	3	(2)
Minimum pension liability adjustments	(10)	(3)	(35)

COMPREHENSIVE INCOME	$6,142	$4,698	$3,046

See Notes to Consolidated Financial Statements.

CELLCO PARTNERSHIP
(d/b/a Verizon Wireless)
Consolidated Balance Sheets
(in Millions)

AS OF DECEMBER 31,	2005	2004

ASSETS
Current assets
Cash	$328	$171
Receivables, net of allowances of $193 and $223	2,762	2,489
Due from affiliates, net	91	167
Unbilled revenue	332	333
Inventories, net	901	666
Prepaid expenses and other current assets	354	276

Total current assets	4,768	4,102

Property, plant and equipment, net	22,790	20,514
Wireless licenses, net	47,781	42,067
Other intangibles, net	176	613
Deferred charges and other assets, net	819	529

Total assets	$76,334	$67,825

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Short-term obligations, including current maturities	$2,497	$1,535
Due to affiliates	-	7,688
Accounts payable and accrued liabilities	4,252	3,713
Advance billings	889	830
Other current liabilities	144	162

Total current liabilities	7,782	13,928

Long-term debt	-	2,495
Due to affiliates	13,834	2,781
Deferred tax liabilities, net	5,706	4,215
Other non-current liabilities	769	423

Total liabilities	28,091	23,842

Minority interests in consolidated entities	1,650	1,575
Partner’s capital subject to redemption	20,000	20,000
Commitments and contingencies (see Notes 12 and 14)
Partners’ capital
Capital	26,645	22,450
Accumulated other comprehensive loss	(52)	(42)

Total partners’ capital	26,593	22,408

Total liabilities and partners’ capital	$76,334	$67,825

See Notes to Consolidated Financial Statements.

CELLCO PARTNERSHIP
(d/b/a Verizon Wireless)
Consolidated Statements of Cash Flows
(in Millions)

FOR THE YEARS ENDED DECEMBER 31,	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,152	$4,698	$3,083
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	4,760	4,486	3,888
Provision for uncollectible receivables	250	227	325
Provision for deferred income taxes	74	41	94
Equity in income of unconsolidated entities	(27)	(45)	(15)
Minority interests	226	209	166
Net loss (gain) on disposal of assets	11	(2)	(6)
Changes in certain assets and liabilities (net of the effects of purchased businesses):
Receivables and unbilled revenue, net	(604)	(433)	(350)
Inventories, net	(235)	(234)	(101)
Prepaid expenses and other current assets	54	30	115
Deferred charges and other assets	54	(45)	90
Accounts payable and accrued liabilities	527	490	100
Other current liabilities	43	177	147
Other operating activities, net	212	(65)	110

Net cash provided by operating activities	11,497	9,534	7,646

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,484)	(5,633)	(4,590)
Proceeds from sale of property, plant and equipment	-	22	-
Acquisitions of businesses and licenses, net of cash acquired	(4,282)	(996)	(925)
Wireless licenses deposit	(307)	(56)	-
Other investing activities, net	(166)	14	15

Net cash used in investing activities	(11,239)	(6,649)	(5,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from affiliates	3,537	627	418
Net change in short-term obligations	(1,533)	(78)	(82)
Issuance of long-term debt	-	-	1,525
Repayments of long-term debt, net	-	-	(1,500)
Contribution from partner, net	512	-	-
Distributions to partners	(2,469)	(3,253)	(2,373)
Distributions to minority investors, net	(148)	(147)	(121)

Net cash used in financing activities	(101)	(2,851)	(2,133)

Increase in cash	157	34	13
Cash, beginning of year	171	137	124

Cash, end of year	$328	$171	$137

See Notes to Consolidated Financial Statements.

CELLCO PARTNERSHIP
(d/b/a Verizon Wireless)
Consolidated Statements of Changes in Partners’ Capital
(in Millions)

	Capital	Accumulated Other Comprehensive Loss	Total Partners’ Capital

Balance at January 1, 2003	$20,294	$(5)	$20,289

Net income	3,083	-	3,083
Distribution to partners, net	(2,373)	-	(2,373)
Other	1	-	1
Unrealized loss on derivative financial instruments	-	(2)	(2)
Minimum pension liability adjustment	-	(35)	(35)

Balance at December 31, 2003	21,005	(42)	20,963

Net income	4,698	-	4,698
Distribution to partners, net	(3,253)	-	(3,253)
Unrealized gain on derivative financial instruments	-	3	3
Minimum pension liability adjustment	-	(3)	(3)

Balance at December 31, 2004	22,450	(42)	22,408

Net income	6,152	-	6,152
Contribution from partner, net	512	-	512
Distributions to partners	(2,469)	-	(2,469)
Minimum pension liability adjustment	-	(10)	(10)

Balance at December 31, 2005	$26,645	$(52)	$26,593

See Notes to Consolidated Financial Statements.

CELLCO PARTNERSHIP
(d/b/a Verizon Wireless)
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003

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

In April and June 2000, through the U.S. Wireless Alliance Agreement (the “Alliance Agreement”) dated September 21, 1999, Bell Atlantic, Vodafone Group Plc (“Vodafone”), and GTE Corp agreed to combine their respective U.S. wireless assets into the Partnership and began doing business under the Verizon Wireless brand name. Vodafone contributed its U.S. wireless operations (the “AirTouch Properties”), its 50% ownership interest in PrimeCo Personal Communications L.P. (“PrimeCo”) and approximately $4 billion of debt to the Partnership. Verizon contributed certain GTE Corp wireless net assets and operations (“GTEW”), as well as its 50% ownership interest in PrimeCo to the Partnership. Verizon’s and Vodafone’s partnership interests are 55% and 45%, respectively.

The Partnership is the second largest domestic carrier in terms of the number of customers and revenues. The Partnership offers wireless voice and data services across one of the most extensive wireless networks in the U.S.

Consolidated Financial Statements and Basis of Presentation

The consolidated financial statements of the Partnership include the accounts of its majority-owned subsidiaries, the partnerships in which the Partnership exercises control, and variable interest entities in which the Partnership is deemed to be the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” Investments in businesses and partnerships in which the Partnership does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method of accounting. All significant intercompany balances and transactions between these entities have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for: allowances for uncollectible accounts receivable, unbilled revenue, fair values of financial instruments, depreciation and amortization, useful lives and impairment of assets, accrued expenses, inventory reserves, equity in income of unconsolidated entities, employee benefits, income taxes, contingencies and allocation of purchase prices in connection with business combinations. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary.

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

Capitalized software of $589 million and $458 million and related accumulated amortization of $310 million and $219 million as of December 31, 2005 and 2004, respectively, have been included in deferred charges and other assets, net in the consolidated balance sheets.

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

Financial Instruments

The Partnership used various financial instruments, including foreign exchange-forward contracts, to manage risk to the Partnership by generating cash flows that offset the cash flows of certain transactions in foreign currencies. Derivatives were measured at fair value and were recognized as either assets or liabilities in the consolidated balance sheets. Changes in the fair values of derivative instruments not used as hedges were recognized in earnings immediately. Changes in the fair values of derivative instruments used effectively as hedges of changes in cash flows were recognized in other comprehensive income and were recognized in the consolidated statements of operations and comprehensive income as interest expense, net when the hedged item affected earnings. The ineffective portion of a derivative’s change in fair value was immediately recognized in earnings. The Partnership’s derivative financial instruments were for purposes other than trading (see Note 8). The Partnership fulfilled its obligations related to these financial instruments in April 2005.

Long-Term Compensation

Effective January 1, 2003, the Partnership adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” prospectively as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and accounts for Value Appreciation Rights (“VARs”) and Restricted Partnership Units (“RPUs”) issued to employees accordingly. There was no material effect on the Partnership’s results of operations or financial position upon the adoption of the fair value recognition provisions of SFAS No. 123 as the Partnership was accounting for these awards using a fair value approach under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Partnership records a charge or benefit in the consolidated statements of operations and comprehensive income in selling, general and administrative expense each reporting period based on the change in the estimated fair value of the awards during the period (see Note 10).

Advertising Costs

The Partnership expenses advertising costs as incurred. Total advertising expense amounted to $1,210 million, $1,059 million and $886 million for the years ended December 31, 2005, 2004, and 2003, respectively.

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

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting partners’ capital that, under generally accepted accounting principles, are excluded from net income. Other comprehensive income is comprised of net unrealized gains (losses) on derivative financial instruments (see Note 8) and adjustments to the minimum pension liability.

Segments

The Partnership has one reportable business segment and operates domestically only. The Partnership’s products and services are materially comprised of wireless telecommunications services.

Reclassifications

Certain reclassifications have been made to the 2004 and 2003 consolidated financial statements to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with a) employees, except for certain equity instruments held by employee share ownership plans, and b) non-employees when acquiring goods or services. SFAS No. 123(R) is supplemented by Staff Accounting Bulletin (“SAB”) No. 107, “Share Based Payments.” This SAB, issued by the SEC in March 2005, expresses the views of the SEC staff regarding the relationship between SFAS No. 123(R) and certain SEC rules and regulations. In particular, this SAB provides guidance related to valuation methods, the classification of compensation expense, non-GAAP financial measures, the accounting for income tax effects of share-based payment arrangements, disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123(R), and interpretations of other share-based payment arrangements. The Partnership will adopt SFAS No. 123(R) and SAB No. 107 on January 1, 2006.

The Partnership is currently evaluating the provisions SFAS No. 123(R) and SAB No. 107 and anticipates recording a cumulative effect of adoption as of January 1, 2006 to recognize the effect of initially measuring the outstanding liability awards (VARs) at fair value utilizing a Black-Scholes model. The outstanding liability awards are settled in cash, with the amount of cash based upon the difference between the VAR price on the date of grant and the VAR price on the date of exercise, less applicable taxes. For purposes of the VAR price, the Partnership employs the income approach, a standard valuation technique, to arrive at the fair value of the Partnership on a quarterly basis using publicly available information. Although the Partnership expects to record a cumulative effect of adoption as of January 1, 2006, it does not expect SFAS No. 123(R) to have a material effect on its consolidated financial statements in future periods as the cumulative expense to be recognized over the life of the awards will not change under SFAS No. 123(R).

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of SFAS No. 143.” This interpretation clarifies that the term “conditional asset retirement obligation” refers to a legal obligation to perform a future asset retirement when uncertainty exists about the timing and/or method of settlement of the obligation. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists, as defined by the interpretation. An entity is required to recognize a liability for the fair value of the obligation if the fair value of the liability can be reasonably estimated. The Partnership adopted the interpretation on December 31, 2005. The adoption of this interpretation of SFAS No. 143 did not have a material impact on the Partnership’s consolidated financial statements.

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

When testing the carrying value of the wireless licenses for impairment, the Partnership determined the fair value of the aggregated wireless licenses by subtracting from enterprise discounted cash flows (net of debt) the fair value of all of the other net tangible and intangible assets of the Partnership including previously unrecognized intangible assets. This approach is generally referred to as the residual method. In addition, the fair value of the aggregated wireless licenses was then subjected to a reasonableness analysis using public information of comparable wireless carriers. If the fair value of the aggregated wireless licenses as determined above had been less than the aggregated carrying amount of the licenses, an impairment would have been recognized. During 2004 and 2003, tests for impairment were performed with no impairment recognized.

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

The Partnership evaluated its wireless licenses for potential impairment using a direct value methodology as of January 1, 2005 and December 15, 2005 in accordance with SEC Staff Announcement No. D-108, “Use of the Residual Method to Value Acquired Assets other than Goodwill.” The valuation and analyses prepared in connection with the adoption of a direct value method and subsequent revaluation resulted in no adjustment to the carrying value of the Partnership’s wireless licenses and, accordingly, had no effect on its results of operations and financial position. Future tests for impairment will be performed at least annually and more often if events or circumstances warrant.

Other intangibles, net, which primarily represent acquired customer lists, have a finite useful life of four to eight years and are amortized on an accelerated basis.

The changes in the carrying amount of wireless licenses are as follows:

(Dollars in Millions)	Wireless Licenses, Net (a)

		Wireless Licenses Associated with Equity Method Investments (b)	Total

Balance, net, as of January 1, 2004	$41,021

		$32	$41,053
Wireless licenses acquired	1,000

		-	1,000
Other	46

		(2)	44

Balance, net, as of December 31, 2004	42,067

		30	42,097
Wireless licenses acquired	5,535

		-	5,535
Other	179

		(6)	173

Balance, net, as of December 31, 2005	$47,781

		$24	$47,805

(a)	Interest costs of $181 and $48 were capitalized in wireless licenses during the years ended December 31, 2005 and 2004, respectively.
(b)	Included in deferred charges and other assets, net.

Other intangibles, net consist of the following:

	December 31,
(Dollars in Millions)	2005	2004

Customer lists (4-7 yrs.)	$3,436	$3,428
Other (8 yrs.)	21	2

	3,457	3,430
Less: accumulated amortization (a)	3,281	2,817

Other intangibles, net	$176	$613

(a)	Based solely on amortizable intangible assets existing at December 31, 2005, the estimated amortization expense for the five succeeding fiscal years and thereafter is as follows:
For the year ended 12/31/2006	$136
For the year ended 12/31/2007	$16
For the year ended 12/31/2008	$10
For the year ended 12/31/2009	$5
For the year ended 12/31/2010	$5
Thereafter	$4

3.	Business Combinations and Other Transactions

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

On August 15, 2002, the Partnership acquired substantially all of the operating assets of Price Communications Wireless, Inc. (“Price”), a subsidiary of Price Communications Corp., pursuant to an agreement dated as of December 18, 2001, as amended. The transaction was valued at $1,702 million, including $550 million ($700 million debt less $150 million cash contributed by Price) in net debt assumed and redeemed. On December 17, 2001 a new limited partnership, Verizon Wireless of the East LP, was formed for the purpose of acquiring the assets to be contributed by Price and subsidiaries of the Partnership. The Partnership contributed certain of its assets to the new limited partnership in exchange for a managing general partner interest and a limited partner interest. In exchange for its contributed assets, Price received a preferred limited partnership interest in Verizon Wireless of the East LP that is exchangeable under certain circumstances into equity of Verizon Wireless (if an initial public offering of such equity occurs) or into common stock of Verizon on the fourth anniversary of the asset contribution if a qualifying initial public offering of Verizon Wireless equity has not occurred prior to such anniversary. Pursuant to the limited partnership agreement, the profits of Verizon Wireless of the East LP are allocated on a preferred basis to Price’s capital account quarterly in an amount up to, but not exceeding, 2.915% per annum (based on the weighted daily average balance of Price’s capital account). Price’s initial capital account balance for its preferred interest was $1,113 million, which is included in minority interests in consolidated entities in the consolidated balance sheets. Verizon Wireless of the East LP is controlled and consolidated by the Partnership.

Other acquisitions in the years ended December 31, 2005, 2004 and 2003 consisted of various individually immaterial partnership interests and wireless licenses.

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

The following table presents information about the Partnership’s acquisitions for the years ended December 31, 2005, 2004 and 2003:

(Dollars in Millions)	Acquisition Date	Purchase Price (a)	Wireless Licenses	Net Tangible Assets	Other Assets and Liabilities, net

2005
Qwest (b)	March 2005	$419	$393	$39	$(13)
NextWave Telecom Inc (b) (c)	April 2005	$3,003	$4,262	$-	$(1,259)
Auction 58	May 2005	$365	$365	$-	$-
Metro PCS	May 2005	$230	$230	$-	$-
Leap (b)	August 2005	$103	$95	$8	$-
Various	Various	$200	$190	$2	$8

2004
NextWave Telecom Inc	Oct 2004	$930	$930	$-	$-
Various	Various	$101	$70	$28	$3

2003
Northcoast	May 2003	$762	$754	$8	$-
Various	Various	$177	$88	$88	$1

(a)	Purchase price includes cash, assumption of debt, as well as the fair value of assets exchanged, as applicable.
(b)	The allocation of the purchase price is preliminary. However, the Partnership does not believe that future adjustments to the purchase price allocation will have a material effect on the Partnership’s financial position or results of operations.
(c)	Included in the transaction is the recording of a deferred tax liability, net.

Tower Transactions

In accordance with the Alliance Agreement, any tower financing transactions accounted for by Verizon as a financing were not contributed to the Partnership. The tower financings associated with BAM and GTEW resulted in the Partnership’s continuing involvement in joint ventures (“JVs”) with Crown Castle International Corporation (“Crown”), which were established through the contribution of communications towers in exchange for cash and equity interests in the JVs. The JVs are controlled and managed by Crown. The JVs were entitled to build and own the first 500 towers built for BAM’s network and the first 500 towers built for GTEW’s network after the date of each agreement; however, the parties agreed to end their obligations related to such towers in 2002. The Partnership leases back a portion of the towers pursuant to lease agreements. In May 2003 and November 2004, Crown purchased Verizon’s remaining minority interest in these JVs, which are now 100% owned by Crown. The Partnership paid $104 million, $95 million and $88 million to Crown related to payments under operating leases for the years ended December 31, 2005, 2004 and 2003, respectively.

Prior to the acquisition of the AirTouch Properties, Vodafone entered into agreements (“Sublease Agreements”) to sublease all of its unused space on its communications towers to American Tower Corporation (“ATC”) and SpectraSite Holdings, Inc. (“SpectraSite”) in exchange for $955 million. In accordance with the Alliance Agreement, all proceeds from the subleases were retained by or remitted to Vodafone. Vodafone also entered into exclusive three-year build-to-suit agreements with ATC and SpectraSite to produce new communications towers in strategic locations. The build-to-suit agreements were assumed by the Partnership upon the closing of the AirTouch Properties acquisition. Several of these transactions closed in phases throughout 2001. The parties agreed to terminate the build-to-suit agreement with SpectraSite in 2002. The build-to-suit agreement with ATC expired in January 2003. As of December 31, 2005, approximately 2,200 towers have been subleased, at the monthly rate of approximately two thousand dollars per tower. The Sublease Agreements require monthly maintenance fees for the existing physical space used by the Partnership’s wireless equipment. The terms of the Sublease Agreements differ for leased communication towers versus those owned by the Partnership and range from 20 to 99 years. The Partnership paid $60 million,

$56 million and $54 million to ATC and SpectraSite pursuant to the Sublease Agreements for the years ended December 31, 2005, 2004 and 2003, respectively.

4.	Variable Interest Entity

In November 2004, the Partnership and Valley Communications, LLC (“Valley”) entered into an LLC Agreement (the “Agreement”) to form Vista PCS, LLC (“Vista”) in order to bid on PCS licenses. For the year ended December 31, 2004, Vista had no business activity other than its initial capitalization upon formation. On February 15, 2005, the FCC concluded an auction of 242 PCS licenses. Vista was the high bidder on 37 of these licenses. Payments of $332 million made by Vista to the FCC have been reflected as deposits and are included in Deferred Charges and Other Assets, Net, in the accompanying consolidated balance sheet.

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

The Partnership considers Vista to be a variable interest entity (“VIE”) because its voting rights are not proportional to its ownership interest and the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support. The Partnership deems itself to be the primary beneficiary of Vista.

5.	Supplementary Financial Information

Supplementary Balance Sheet Information

	December 31,
(Dollars in Millions)	2005	2004

Receivables, Net:
Accounts receivable	$2,586	$2,295
Other receivables	369	417

	2,955	2,712
Less: allowance for doubtful accounts	193	223

Receivables, net	$2,762	$2,489

	December 31,
(Dollars in Millions)	2005	2004

Property, Plant and Equipment, Net:
Land and improvements	$145	$118
Buildings (8-40 yrs.)	5,579	4,888
Wireless plant equipment (3-15 yrs.)	31,568	27,936
Furniture, fixtures and equipment (5 yrs.)	3,101	2,775
Leasehold improvements (5 yrs.)	1,625	1,197

	42,018	36,914
Less: accumulated depreciation	19,228	16,400

Property, plant and equipment, net (a)(b)	$22,790	$20,514

(a)	Construction-in-progress included in certain of the classifications shown in property, plant and equipment, principally wireless plant equipment, amounted to $1,154 and $988 at December 31, 2005 and 2004, respectively.
(b)	Interest costs of $67 and $70 and network engineering costs of $206 and $212 were capitalized during the years ended December 31, 2005 and 2004, respectively.

	December 31,
(Dollars in Millions)	2005	2004

Accounts Payable and Accrued Liabilities:
Accounts payable	$2,074	$1,796
Accrued liabilities	2,178	1,917

Accounts payable and accrued liabilities	$4,252	$3,713

Supplementary Statements of Operations Information
	For the Years Ended December 31,
(Dollars in Millions)	2005	2004	2003

Depreciation and Amortization:
Depreciation of property, plant and equipment	$4,207	$3,954	$3,281
Amortization of other intangibles	464	469	517
Amortization of deferred charges and other assets	89	63	90

Total depreciation and amortization	$4,760	$4,486	$3,888

Interest Expense, Net:
Interest expense	$(849)	$(779)	$(702)
Interest income	4	13	12
Capitalized interest	248	118	76

Interest expense, net	$(597)	$(648)	$(614)

Supplementary Cash Flows Information
	For the Years Ended December 31,
(Dollars in Millions)	2005	2004	2003

Net cash paid for income taxes	$250	$281	$152
Interest paid, net of amounts capitalized	$581	$640	$616

Supplemental investing and financing non-cash transactions:
Reclassification of deposits to wireless licenses	$31	$-	$-
Exchange of investment interests	$-	$35	$-
Debt and net liabilities assumed, less cash	$7	$-	$14

6.	Debt

	December 31,
(Dollars in Millions)	2005	2004

Short-term obligations consist of the following:
Fixed rate notes, net of discount	$2,497	$-
Floating rate notes	-	1,525
Capital lease obligations	-	9
Other	-	1

	2,497	1,535

Long-term debt consists of the following:
Fixed rate notes, net of discount	-	2,495
Capital lease obligations (see Note 12)	-	-

	-	2,495

Total debt	$2,497	$4,030

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

On November 17, 2003, the Partnership and Verizon Wireless Capital LLC co-issued another private placement of $1.5 billion floating rate notes. The net proceeds from the sale of the notes were used to repay the original $1.5 billion floating rate notes that matured in December 2003 and a $24 million credit facility. On May 23, 2005, the Partnership repaid these floating rate notes with proceeds obtained through intercompany borrowings. The $2.5 billion, net of an original $12 million discount, fixed rate notes bear interest at a rate of 5.375% due semi-annually on each June 15 and December 15. The discount is amortized using the effective interest method. Net capitalized debt issuance costs, included in deferred charges and other assets, net in the 2005 and 2004 consolidated balance sheets, amounted to $2 million and $4 million, respectively, and are amortized in the consolidated statements of operations and comprehensive income using the straight-line method.

The fixed rate notes are unsecured and unsubordinated obligations that can be redeemed at any time at a purchase price equal to 100% of the principal amount plus the following: i) accrued interest, ii) unpaid interest on the principal amount being redeemed to the redemption date, and iii) an additional premium. These notes are non-recourse against any existing or future partners of the Partnership and contain customary events of default and customary non-financial covenants. The Partnership was in compliance with all covenants at December 31, 2005.

7.	Due from/to Affiliates

	December 31,
(Dollars in Millions)	2005	2004

Receivable from affiliates, net	$(91)	$(167)

Payables to affiliates:
Short term demand notes due to affiliate	-	7,688
Long term notes payable to affiliates	13,834	2,781

Total due to affiliates	$13,743	$10,302

Receivable from Affiliates, Net

The Partnership has agreements with certain Verizon subsidiaries and affiliates for the provision of services in the normal course of business, including but not limited to direct and office telecommunications and general and administrative services.

Demand Notes Due to Affiliate

The Partnership had an agreement with Verizon’s wholly-owned financing affiliate, Verizon Global Funding (“VGF”) under which it could borrow, regularly on an uncommitted basis, up to an agreed upon amount, payable on demand, for working capital and other general partnership purposes. Amounts payable to VGF were offset on a daily basis by cash available in the Partnership’s cash accounts.

Demand borrowings from VGF fluctuated based upon the Partnership’s working capital and other funding requirements. Interest on the demand borrowings was generally based on a blended interest rate calculated by VGF using fixed rates and variable rates applicable to borrowings by VGF to fund the Partnership and other entities affiliated with Verizon. The weighted average interest rate for demand borrowings from VGF was 5.9% for the year ended December 31, 2004.

In 2005, the Partnership refinanced the demand borrowings through intercompany long-term promissory notes.

Term Notes Payable to Affiliates

On February 18, 2005, the Partnership signed a floating rate promissory note with VGF that permits the Partnership to borrow, repay and re-borrow from time-to-time up to a maximum principal amount of $6.5 billion with a maturity date of February 22, 2008. Amounts borrowed under the note bear interest at a rate per annum equal to one-month LIBOR plus 20 basis points for each interest period, with the interest rate being adjusted on the first business day of each month. Borrowings under this note as of December 31, 2005 were $6.5 billion.

On September 1, 2005, the Partnership signed a fixed rate promissory note (the “Fixed Rate Note”) that permits the Partnership to borrow, repay and re-borrow from time-to-time up to a maximum principal amount of $9.0 billion from VGF, with a maturity date of August 1, 2009. Amounts borrowed under the Fixed Rate Note generally bear interest at a rate of 5.8% per annum. The Fixed Rate Note was effective as of July 1, 2005, and replaced a prior demand note due to VGF, which was cancelled as a result. Borrowings under the Fixed Rate Note at December 31, 2005 were approximately $4.5 billion.

Also on September 1, 2005, the Partnership signed an additional floating rate promissory note (the “Floating Rate Note”) in the amount of approximately $2.4 billion payable to VGF, and due on August 1, 2009. Amounts borrowed under the Floating Rate Note bear interest at a rate per annum equal to one-month LIBOR plus 20 basis points for each interest period, with the interest rate being adjusted on the first business day of each month. The Floating Rate Note was effective as of July 1, 2005, and replaced a prior $2.4 billion term note due in 2009 to VGF, which was cancelled as a result. Borrowings under the Floating Rate Note at December 31, 2005 were approximately $2.4 billion.

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

These borrowings are classified as due to affiliates (long-term) on the accompanying condensed consolidated balance sheet as of December 31, 2005.

8.	Financial Instruments

Fair Value

The carrying amounts and fair values of the Partnership’s financial instruments as of December 31 consist of the following:

		December 31,
	2005		2004

(Dollars in Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Demand and term notes due to affiliates	$13,834	$14,016	$10,469	$10,469
Fixed rate notes	$2,497	$2,511	$2,495	$2,587
Floating rate notes	$-	$-	$1,525	$1,523
Foreign exchange-forward contracts	$-	$-	$1	$1
Partner’s capital subject to redemption	$20,000	$20,000	$20,000	$20,000

The Partnership’s trade receivables and payables, and debt maturing within one year are short term in nature. Accordingly, these instruments’ carrying value approximates fair value. The fair values of foreign exchange-forward contracts were determined using quoted market prices. A discounted future cash flows method is used to determine the fair value of the term notes due to affiliates and the fixed and floating rate notes.

Derivatives

The Partnership maintained foreign exchange-forward contracts to hedge foreign currency transactions; specifically Japanese Yen denominated capital lease obligations. The Partnership had approximately $7 million of foreign exchange contracts outstanding, which related to foreign currency denominated capital lease obligations at December 31, 2004. The contracts were designated as cash flow hedges and expired at various dates through April 2005. The foreign exchange-forward contracts generally required the Partnership to exchange U.S. dollars for Yen at maturity of the Japanese Yen denominated obligations, at rates agreed to at inception of the contracts. During 2005, the Partnership made final payments of $7 million, which satisfied all of the remaining obligations under these transactions and related forward exchange contracts.

9.	Employee Benefit Plans

Employee Savings and Profit Sharing Retirement Plans

The Partnership maintains the Verizon Wireless Savings and Retirement Plan (the “VZW Plan”) for the benefit of its employees. Effective January 1, 2001, employees of the Partnership are eligible to participate as soon as practicable following their commencement of employment.

Beginning in 2002, under the employee savings component of the VZW Plan, employees may contribute, subject to IRS limitations, up to a total of 25% of eligible compensation, on a before-tax or after-tax basis, or as a combination of before-tax and after-tax contributions, under Section 401(k) of the Internal Revenue Code of 1986, as amended. In 2005, employees were able to contribute up to a total of 25% of eligible compensation. Up to the first 6% of an employee’s eligible compensation contributed to the VZW Plan is matched 100% by the Partnership. The Partnership recognized approximately $118 million, $98 million and $82 million of expense related to matching contributions for the years ended December 31, 2005, 2004 and 2003, respectively.

Beginning in 2001, under the profit sharing component of the VZW Plan the Partnership may elect, at the sole discretion of the Human Resources Committee of the Board of Representatives (the “HRC”), to contribute an additional amount to the accounts of employees who have completed at least 12 months of service by December 1, 2001 in the form of a profit sharing contribution. The HRC declared profit sharing contributions of 3% of employees’ eligible compensation for 2005, 2004 and 2003, respectively. The Partnership recognized approximately $70 million, $64 million and $54 million of expense related to profit sharing contributions for 2005, 2004 and 2003, respectively.

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

On July 24, 2003, the Verizon Wireless Board of Representatives approved a long-term incentive grant of RPUs to all eligible employees. RPUs are very similar to restricted stock in that at the time of vesting, each RPU will be worth the entire value of the unit. The RPUs vested in full on December 31, 2005, and were paid on January 31, 2006.

The Partnership employs the income approach, a standard valuation technique, to arrive at the fair value of the Partnership on a quarterly basis using publicly available information. The income approach uses future net cash flows discounted at market rates of return to arrive at an indication of fair value, as defined in the plan.

Compensation expense resulting from the Plan was $587 million, $544 million and $97 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Awards outstanding at December 31, 2005, 2004 and 2003 under the Plan are summarized as follows:

	RPUs (a)		VARs (a)	Weighted Average Exercise Price of VARs (a)	Vested VARs(a)

Outstanding, January 1, 2003	-		126,917,659	$16.22	1,403,298
Granted	16,908,800	(b)	141,895	10.22
Exercised	-		(6,150)	8.92
Cancelled	(508,723)		(7,244,464)	14.63

Outstanding, December 31, 2003	16,400,077		119,808,940	16.31	26,345,600
Granted	10,633	(b)	48,999,422	13.89
Exercised	-		(2,143,783)	16.39
Cancelled	(1,288,317)		(6,003,261)	14.65

Outstanding, December 31, 2004	15,122,393		160,661,318	15.63	66,939,006
Granted	(72	)(b)	9,845	14.85
Exercised	-		(47,964,458)	12.27
Cancelled	(669,557)		(3,783,534)	15.17

Outstanding, December 31, 2005	14,452,764	(c)	108,923,171	$17.12	63,596,655

(a)	The weighted average exercise price is presented in actual dollars; VARs and RPUs are presented in actual units.
(b)	The weighted average grant-date fair value of RPUs granted during 2005, 2004 and 2003 was $11.07, $12.25, and $11.07, respectively.
(c)	RPUs vested in full on December 31, 2005, and were paid and cancelled on January 31, 2006.

The following table summarizes the status of the Partnership’s VARs as of December 31, 2005:

	VARs Outstanding			VARs Vested

Range of Exercise Prices	VARs	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	VARs	Weighted Average Exercise Price

$8.74 - $14.79	63,644,479	7.75	$12.44	18,317,963	$8.85
$14.80 - $22.19	21,623,627	5.75	16.81	21,623,627	16.81
$22.20 - $30.00	23,655,065	4.53	30.00	23,655,065	30.00

Total	108,923,171		$17.12	63,596,655	$19.42

11.	Income Taxes

The provision for income taxes consists of the following:

	For the Years Ended December 31,
(Dollars in Millions)	2005	2004	2003

Current tax provision:
Federal	$275	$216	$116
State and local	85	68	26

	360	284	142

Deferred tax provision:
Federal	82	39	63
State and local	(8)	2	31

	74	41	94

Provision for income taxes	$434	$325	$236

A reconciliation of the income tax provision computed at the statutory tax rate to the Partnership’s effective tax rate is as follows:

	For the Years Ended December 31,
(Dollars in Millions)	2005	2004	2003

Income tax provision at the statutory rate	$2,305	$1,758	$1,162
State income taxes, net of U.S. federal benefit	46	52	53
Partnership income not subject to federal or state income taxes	(1,917)	(1,485)	(979)

Provision for income tax	$434	$325	$236

Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. The significant components of the Partnership’s deferred tax assets and (liabilities) are as follows:

	December 31,
(Dollars in Millions)	2005	2004

Deferred tax assets:
Bad debt	$6	$6
Accrued expenses	42	29
Net operating loss carryforward	397	46

Total deferred tax assets	$445	$81

Deferred tax liabilities:
Property, plant and equipment	$(472)	$(489)
Intangible assets	(5,413)	(3,709)
Other	(104)	(63)

Total deferred tax liabilities	$(5,989)	$(4,261)

Net deferred tax asset-current	$162	$35
Net deferred tax liability-non-current	$(5,706)	$(4,215)

Net operating loss carryforwards of $1,152 million expire at various dates principally from December 31, 2016 through December 31, 2025.

12.	Leases

Operating Leases

The Partnership has entered into operating leases for facilities and equipment used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancellable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, and considers any optional renewal terms that are reasonably assured. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancellable lease term. For the years ended December 31, 2005, 2004 and 2003, the Partnership recognized rent expense related to payments under these operating leases of $603 million, $510 million and $468 million, respectively, in cost of service and $287 million, $242 million and $255 million, respectively, in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive income.

The aggregate future minimum rental commitments under noncancellable operating leases, excluding renewal options that are not reasonably assured for the periods are as follows:

(Dollars in Millions)	Operating Leases

Years
2006	$715
2007	587
2008	493
2009	373
2010	220
2011 and thereafter	688

Total minimum payments	$3,076

13.	Other Transactions with Affiliates

In addition to transactions with affiliates in Note 7, other significant transactions with affiliates are summarized as follows:

	For the Years Ended December 31,
(Dollars in Millions)	2005	2004	2003

Revenue related to transactions with affiliated companies	$97	$95	$52
Cost of service (a)	$742	$625	$516
Certain general and administrative expenses (b)	$73	$89	$83
Interest expense, net	$677	$596	$513

(a)	Affiliate cost of service primarily represents cost of long distance, direct telecommunication and roaming charges from transactions with affiliates.
(b)	Affiliate general and administrative expenses were the result of direct billings.

Under the terms of the partnership agreement between Verizon and Vodafone, the Partnership is required to make annual distributions to its partners to pay taxes. Additionally, through April 2005, the Partnership was required, subject to compliance with specified financial tests, to pay distributions to the partners based upon a calculation specified in the partnership agreement.

The Partnership made distributions to its partners for the following periods:

(Dollars in Millions)
Period Paid	Distribution Measurement Period	Distribution Amount (b)

November 2005	July through September, 30, 2005	$153
August 2005	April through June 30, 2005	$190
May 2005	January through March 31, 2005	$129
February 2005	July through December 31, 2004	$1,997

August 2004	January through June 30, 2004	$1,812
February 2004	July through December 31, 2003	$1,441

August 2003	January through June 30, 2003	$1,148
February 2003	July through December 31, 2002	$1,225	(a)

(a)	Payment includes supplemental distribution of $112 million to the partners with respects to the period from April 2000 to June 30, 2002.
(b)	The Partnership paid $292 in February 2006 for the distribution measurement period October through December 31, 2005.

On October 14, 2003, the Partnership received, on behalf of our partners, a final purchase payment in respect of the disposition of the Chicago market that had previously been beneficially owned jointly by Verizon Communications and Vodafone. The receipt of this payment triggered an obligation of Verizon Communications and Vodafone pursuant to Section 7.6 of the Alliance Agreement to calculate certain payments received and expenses paid by Verizon Communications, Vodafone and each of their respective affiliates in connection with overlap market dispositions, together with certain adjustments. Also pursuant to this provision, upon completion of this calculation, either Verizon Communications or Vodafone was required to make a payment to the Partnership under certain circumstances. On September 1, 2005, Verizon Communications and Vodafone finalized this calculation. As a result, the Partnership received a capital contribution, net, from Verizon Communications through the payment of approximately $512 million, which was used to reduce the debt owed to Verizon Communications. This payment did not alter the percentage interests of either of the partners in the Partnership.

The Partnership had agreements with an entity owned by Verizon Communications and Vodafone that operated overlapping properties in Chicago, Houston and Richmond that the Partnership was required to dispose of pursuant to FCC regulations and which has since been sold. Pursuant to the agreements, the Partnership provided transition services and products and employee services and licensed trademarks and copyrighted materials. On September 2, 2005, the Partnership received a total payment of $172 million from Verizon and Vodafone representing payment in full of the outstanding accounts receivables relating to these transition services.

14.	Commitments and Contingencies

Under the terms of an agreement entered into among the Partnership, Verizon, and Vodafone on April 3, 2000, Vodafone may require the Partnership to purchase up to an aggregate of $20 billion of Vodafone’s interest in the Partnership, at its then fair market value. Up to $10 billion was redeemable during the 61-day periods that opened on June 10 and closed on August 9 in 2004 and 2005. Vodafone did not exercise its redemption rights during those periods. As a result, $20 billion, not to exceed $10 billion in any one year, remains redeemable during the 61-day periods opening on June 10 and closing on August 9 in 2006 and/or 2007. Verizon has the right, exercisable at its sole discretion, to purchase all or a portion of this interest instead of the Partnership. However, even if Verizon exercises this right, Vodafone has the option to require the Partnership to purchase up to $7.5 billion of this interest redeemable during the 61-day periods opening on June 10 and closing on August 9 in 2006 and/or 2007 with cash or contributed debt. Accordingly, $20 billion of partners’ capital has been classified as redeemable on the accompanying condensed consolidated balance sheets.

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

All of the above matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate liability with respect to these matters as of December 31, 2005 cannot be ascertained. The potential effect, if any, on the consolidated financial statements of the Partnership, in the period in which these matters are resolved, may be material.

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

15.	Subsequent Events

On February 15, 2005, the FCC concluded an auction of 242 PCS licenses. Vista was high bidder on 37 of these licenses, available only to entities qualifying as an “entrepreneur” under FCC rules. Vista is a joint venture between the Partnership and Valley Communications, LLC, the results of which are consolidated by the Partnership. Vista’s winning bids totaled $332 million. The 37 licenses cover a population of approximately 34.4 million, including approximately 2.2 million in markets where the Partnership does not currently hold licenses. The licenses cover major markets, such as Charlotte, Cincinnati, Houston, Norfolk, Pittsburgh and Seattle. The Partnership has provided funding to Vista, through capital contributions and loans, in the amount of $314 million for payment for the Vista licenses. The FCC granted Vista these licenses in the first quarter of 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Representatives and Partners of
Cellco Partnership d/b/a Verizon Wireless:

We have audited the financial statements of Cellco Partnership d/b/a Verizon Wireless (the “Partnership”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management's assessment of the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2005, and the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated February 23, 2006; such financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Partnership listed in Item 15. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
New York, New York
February 23, 2006

Schedule II - Valuation and Qualifying Accounts
Cellco Partnership (d/b/a Verizon Wireless)

(in millions)	Balance at beginning of the year	Additions charged to operations	Write-offs, net of recoveries	Balance at end of the year

Accounts Receivable Allowances:
2005	$223	$250	$(280)	$193
2004	$234	$227	$(238)	$223
2003	$282	$325	$(373)	$234
Inventory Allowances:
2005	$59	$(13)	$1	$47
2004	$17	$44	$(2)	$59
2003	$16	$32	$(31)	$17

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cellco Partnership

Date March 14, 2006	By:	/s/ John Townsend

		Name:	John Townsend
		Title:	Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

By: /s/	Dennis F. Strigl	Representative, President and	March 14, 2006
Chief Executive Officer
Dennis F. Strigl

Principal Financial and Accounting
Officer:

By: /s/	John Townsend	Vice President and	March 14, 2006
Chief Financial Officer
John Townsend

Signatures – Continued

*	Chairman of the Board of Representatives	March 14, 2006

(Ivan G. Seidenberg)

*	Representative	March 14, 2006

(Arun Sarin)

*	Representative	March 14, 2006

(Lawrence T. Babbio, Jr.)

*	Representative	March 14, 2006

(Doreen A. Toben)

*	Representative	March 14, 2006

(Lowell C. McAdam)

*	Representative	March 14, 2006

(Julian Horn-Smith)

*	Representative	March 14, 2006

(Andrew N. Halford)

*	Representative	March 14, 2006

(Gavin Darby)

* By: /s/	Dennis F. Strigl

(Dennis F. Strigl)
Co-Attorney-in-Fact

* By: /s/	John Townsend

(John Townsend)
Co-Attorney-in-Fact