Form 10-Q
period 2006-03-31
CELLCO PARTNERSHIP
filed 2006-05-10
CIK 1175215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 333-92214

Cellco Partnership
(Exact name of registrant as specified in its charter)

Delaware (State of Organization)	22-3372889 (I.R.S. Employer Identification No.)

180 Washington Valley Road Bedminster, New Jersey (Address of principal executive offices)	07921 (Zip Code)

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

Large accelerated filer___	Accelerated filer__	Non-accelerated filer Ö_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes__  No Ö_

Table of Contents

Item No.

Part I. Financial Information		Page

1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Operations and Comprehensive Income
	Three months ended March 31, 2006 and 2005	1

	Condensed Consolidated Balance Sheets
	March 31, 2006 and December 31, 2005	2

	Condensed Consolidated Statements of Cash Flows
	Three months ended March 31, 2006 and 2005	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4

2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	10

3.	Quantitative and Qualitative Disclosures About Market Risk	18

4.	Controls and Procedures	18

Part II. Other Information

1.	Legal Proceedings	19

1A.	Risk Factors	19

6.	Exhibits	20

Signature		21

Part I - Financial Information

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations
 Cellco Partnership (d/b/a Verizon Wireless)

(Dollars in Millions) (Unaudited)	Three Months Ended March 31,
	2006	2005

Operating Revenue
Service revenue	$7,609	$6,557
Equipment and other	1,204	861

Total operating revenue	8,813	7,418

Operating Costs and Expenses
Cost of service (excluding depreciation and amortization related to
network assets included below)	1,127	961
Cost of equipment	1,538	1,137
Selling, general and administrative	2,759	2,630
Depreciation and amortization	1,274	1,150

Total operating costs and expenses	6,698	5,878

Operating Income	2,115	1,540

Other Income (Expenses)
Interest expense, net	(137)	(168)
Minority interests	(62)	(50)
Other, net	(2)	2

Income before provision for income taxes	1,914	1,324
Provision for income taxes	(130)	(88)

Income before cumulative effect of accounting change	1,784	1,236

Cumulative effect of accounting change	(124)	-

Net Income	$1,660	$1,236

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
 Cellco Partnership (d/b/a Verizon Wireless)

(Dollars in Millions) (Unaudited)	March 31,	December 31,
	2006	2005

Assets
Current assets
Cash	$240	$328
Receivables, net of allowances of $200 and $193	2,535	2,762
Due from affiliates, net	108	91
Unbilled revenue	318	332
Inventories, net	830	901
Prepaid expenses and other current assets	455	354

Total current assets	4,486	4,768

Property, plant and equipment, net	23,269	22,790
Wireless licenses, net	48,198	47,781
Other intangibles, net	63	176
Deferred charges and other assets, net	460	819

Total assets	$76,476	$76,334

Liabilities and Partners’ Capital
Current liabilities
Short-term obligations, including current maturities	$2,498	$2,497
Due to affiliate	350	-
Accounts payable and accrued liabilities	3,904	4,252
Advance billings	927	889
Other current liabilities	133	144

Total current liabilities	7,812	7,782

Due to affiliate	12,275	13,834
Deferred tax liabilities, net	5,699	5,706
Other non-current liabilities	1,032	769

Total liabilities	26,818	28,091

Minority interests in consolidated entities	1,671	1,650
Partner’s capital subject to redemption	20,000	20,000

Commitments and contingencies (see Note 6)

Partners’ capital
Capital	28,039	26,645
Accumulated other comprehensive loss	(52)	(52)

Total partners’ capital	27,987	26,593

Total liabilities and partners’ capital	$76,476	$76,334

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
 Cellco Partnership (d/b/a Verizon Wireless)

(Dollars in Millions) (Unaudited)	Three Months Ended March 31,
	2006	2005

Cash Flows from Operating Activities
Net income	$1,660	$1,236
Add: Cumulative effect of accounting change	124	-

Income before cumulative effect of accounting change	1,784	1,236

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,274	1,150
Minority interests	62	50
Other, net	2	(5)
Changes in certain assets and liabilities (net of the effects of purchased businesses)	(253)	588

Net cash provided by operating activities	2,869	3,019

Cash Flows from Investing Activities
Capital expenditures	(1,581)	(1,641)
Acquisitions of businesses and licenses, net of cash acquired	(14)	(503)
Wireless license deposits	-	(641)
Other, net	181	3

Net cash used in investing activities	(1,414)	(2,782)

Cash Flows from Financing Activities
Net (payments to) proceeds from affiliates	(1,209)	1,771
Distribution to partners	(292)	(1,997)
Contributions from minority investors	-	14
Distributions to minority investors, net	(41)	(22)
Other, net	(1)	(5)

Net cash used in financing activities	(1,543)	(239)

Decrease in cash	(88)	(2)
Cash, beginning of period	328	171

Cash, end of period	$240	$169

See Notes to Unaudited Condensed Consolidated Financial Statements

Notes to Unaudited Condensed Consolidated Financial Statements
Cellco Partnership (d/b/a Verizon Wireless)

1.	Background and Basis of Presentation

Cellco Partnership (the “Partnership”), doing business as Verizon Wireless, provides wireless voice and data services and related equipment to consumers and business customers in the markets in which it operates. The Partnership is the industry-leading wireless communications provider in the United States in terms of profitability, as measured by operating income, and the second largest domestic wireless carrier in terms of the number of customers and total revenue. The Partnership offers wireless voice and data services across one of the most extensive wireless networks in the U.S.

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules and regulations for interim reporting. These rules and regulations allow certain information required under accounting principles generally accepted in the United States of America (“GAAP”) to be condensed or omitted, provided that the interim financial statements, when read in conjunction with the Partnership’s annual audited consolidated financial statements included in the most recent Annual Report on Form 10-K for the year ended December 31, 2005, provide a fair presentation of the Partnership’s interim financial position, results of operations and cash flows. These interim financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with a) employees, except for certain equity instruments held by employee share ownership plans, and b) non-employees when acquiring goods or services. SFAS No. 123(R) also eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123. SFAS No. 123(R) is supplemented by Staff Accounting Bulletin (“SAB”) No. 107, “Share Based Payments.” This SAB, issued by the SEC in March 2005, expresses the views of the SEC staff regarding the relationship between SFAS No. 123(R) and certain SEC rules and regulations. In particular, this SAB provides guidance related to valuation methods, the classification of compensation expense, non-GAAP financial measures, the accounting for income tax effects of share-based payment arrangements, disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123(R), and interpretations of other share-based payment arrangements. On January 1, 2006 the Partnership adopted SFAS No. 123(R) and SAB No. 107.

The Partnership recorded a cumulative effect of adoption as of January 1, 2006 to recognize the effect of initially measuring the outstanding liability awards (Value Appreciation Rights or “VARs”) at fair value utilizing a Black-Scholes model granted under the 2000 Verizon Wireless Long-Term Incentive Plan (the “Plan”). The outstanding liability awards are settled in cash, with the amount of cash based upon the difference between the VAR price on the date of grant and the VAR price on the date of exercise, less applicable taxes. For purposes of the VAR price, the Partnership employs the income approach, a standard valuation technique, to arrive at the fair value of the Partnership, as defined in the Plan, on a quarterly basis using publicly available information (see Note 5).

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

The changes in the carrying amount of wireless licenses are as follows:

(Dollars in Millions)	Wireless Licenses, Net (a)	Wireless Licenses Associated with Equity Method Investments (b)	Total

Balance, net, as of January 1, 2006	$47,781	$24	$47,805
Wireless licenses acquired (See Note 3)	360	-	360
Other	57	(2)	55

Balance, net, as of March 31, 2006	$48,198	$22	$48,220

(a)	Interest costs of $57 were capitalized in wireless licenses during the three months ended March 31, 2006.
(b)	Included in deferred charges and other assets, net.

Other intangibles, net, consist of the following:

(Dollars in Millions)	March 31,	December 31,
	2006	2005

Customer lists (4-7 yrs.)	$3,439	$3,436
Other (8 yrs.)	22	21

	3,461	3,457
Less: accumulated amortization (a)(b)	3,398	3,281

Other intangibles, net	$63	$176

(a)	Amortization expense for the three months ended March 31, 2006 and 2005 was $117 and $114, respectively.
(b)	Based solely on amortizable intangible assets existing at March 31, 2006, the estimated amortization expense for the five succeeding fiscal years is as follows:
Remainder of 2006	$20
2007	$17
2008	$10
2009	$5
2010	$5
thereafter	$6

3.	Business Combinations and Other Acquisitions

On February 15, 2005, the FCC concluded an auction of 242 PCS licenses. Vista PCS LLC (“Vista”) was high bidder on 37 of these licenses, available only to entities qualifying as an “entrepreneur” under FCC rules. Vista is a joint venture between the Partnership and Valley Communications, LLC (“Valley”), the results of which are consolidated by the Partnership. Vista’s winning bids totaled $332 million. The 37 licenses cover a population of approximately 34.4 million, including approximately 2.2 million in markets where the Partnership does not currently hold licenses. The licenses cover major markets, such as Charlotte, Cincinnati, Houston, Norfolk, Pittsburgh and Seattle. The FCC granted Vista these licenses in March 2006.

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

Other acquisitions in the three months ended March 31, 2006 and 2005 consisted of various individually immaterial partnership interests and wireless licenses.

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

The following table presents information about the Partnership’s acquisitions for the three months ended March 31, 2006 and 2005:

(Dollars in Millions)	Acquisition Date	Purchase Price (a)	Wireless Licenses	Net Tangible Assets	Other Assets and Liabilities, net

2006
Vista PCS (b)	March 2006	$332	$349	$-	$(17)
Various	Various	$14	$11	$4	$(1)

2005
Qwest	March 2005	$419	$393	$39	$(13)
Various	Various	$88	$79	$6	$3

(a)	Purchase price includes cash, assumption of debt, other liabilities, as well as the fair value of assets exchanged, as applicable.
(b)	The FCC licenses were granted to Vista and reclassified from Deferred charges and other assets, net to Wireless licenses, net in March 2006.

4.	Debt and Due to Affiliate

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

The $2.5 billion, net of an original $12 million discount, fixed rate notes bear interest at a rate of 5.375% due semi-annually on each June 15 and December 15. The discount is amortized using the effective interest method. Net capitalized debt issuance costs, included in deferred charges and other assets, net in the March 31, 2006 and December 31, 2005 consolidated balance sheets, amounted to $1 million and $2 million, respectively, and are amortized in the consolidated statements of operations and comprehensive income using the straight-line method.

The fixed rate notes are unsecured and unsubordinated obligations that can be redeemed at any time at a purchase price equal to 100% of the principal amount plus the following: i) accrued interest, ii) unpaid interest on the principal amount being redeemed to the redemption date, and iii) an additional premium. These notes are non-recourse against any existing or future partners of the Partnership and contain customary events of default and customary non-financial covenants. The Partnership was in compliance with all covenants at March 31, 2006.

Term Notes Payable to Affiliate

In conjunction with the acquisition of the operating assets of Price Communications Wireless, Inc. (“Price”), in August 2002, Verizon Wireless of the East LP, a subsidiary of the Partnership, obtained a $350 million term note from Verizon Investments Inc., a wholly-owned subsidiary of Verizon. The funds were used to partially fund the redemption of the debt assumed from Price. The term note bears interest at a fixed rate of approximately 8.9% per year. Interest is payable quarterly in arrears. The term note is non-recourse to the partners of Verizon Wireless of the East LP and is guaranteed by

Price. In exchange for its contributed assets, Price received a preferred limited partnership interest in Verizon Wireless of the East LP that is exchangeable under certain circumstances into equity of Verizon Wireless (if an initial public offering of such equity occurs) or mandatorily into common stock of Verizon Communications Inc. (“the mandatory exchange”) on the fourth anniversary of the asset contribution (August 15, 2006) if a qualifying initial public offering of Verizon Wireless equity has not occurred prior to such anniversary. The term note is guaranteed by Price through the earlier of the mandatory exchange (so long as the minimum net worth of the partnership is at least $500 million) or the maturity date. It matures four and one-half years after the closing of the Price acquisition (February 15, 2007) or six months following the occurrence of certain specified events. This note is classified as due to affiliate (short-term) on the accompanying condensed consolidated balance sheet as of March 31, 2006.

On February 18, 2005, the Partnership signed a floating rate promissory note with Verizon Global Funding Corp. (“VGF”), a wholly-owned subsidiary of Verizon Communications Inc. (“Verizon”), that permits the Partnership to borrow, repay and re-borrow from time-to-time up to a maximum principal amount of $6.5 billion with a maturity date of February 22, 2008. Amounts borrowed under the note bear interest at a rate per annum equal to one-month LIBOR plus 20 basis points for each interest period, with the interest rate being adjusted on the first business day of each month. Borrowings under this note as of March 31, 2006 were $6.5 billion.

On September 1, 2005, the Partnership signed an additional floating rate promissory note (the “Floating Rate Note”) in the amount of approximately $2.4 billion payable to VGF, and due on August 1, 2009. Amounts borrowed under the Floating Rate Note bear interest at a rate per annum equal to one-month LIBOR plus 20 basis points for each interest period, with the interest rate being adjusted on the first business day of each month. The Floating Rate Note was effective as of July 1, 2005, and replaced a prior $2.4 billion term note due in 2009 to VGF, which was cancelled as a result. Borrowings under the Floating Rate Note at March 31, 2006 were approximately $2.4 billion.

Also on September 1, 2005, the Partnership signed a fixed rate promissory note (the “Fixed Rate Note”) that permits the Partnership to borrow, repay and re-borrow from time-to-time up to a maximum principal amount of $9.0 billion from VGF, with a maturity date of August 1, 2009. Amounts borrowed under the Fixed Rate Note generally bear interest at a rate of 5.8% per annum. The Fixed Rate Note was effective as of July 1, 2005, and replaced a prior demand note due to VGF, which was cancelled as a result. Borrowings under the Fixed Rate Note at March 31, 2006 were approximately $3.3 billion.

These borrowings are classified as due to affiliate (long-term) on the accompanying condensed consolidated balance sheet as of March 31, 2006.

Effective February 1, 2006, VGF was merged with and into Verizon, making Verizon the lender on all of our notes previously payable to VGF. On March 1, 2006, Verizon assigned these notes to a wholly-owned subsidiary, Verizon Financial Services LLC.

5.	Long-Term Incentive Plan

The Plan provides compensation opportunities to eligible employees and other participating affiliates of the Partnership. The Plan provides rewards that are tied to the long-term performance of the Partnership. Under the Plan, Value Appreciation Rights (“VARs”) and Restricted Partnership Units (“RPUs”) are granted to eligible employees. The aggregate number of VARs and/or RPUs that may be issued under the Plan is approximately 343 million.

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

On July 24, 2003, the Verizon Wireless Board of Representatives approved a long-term incentive grant of RPUs to all eligible employees. RPUs were very similar to restricted stock in that at the time of vesting, each RPU will be worth the entire value of the unit. The RPUs vested in full on December 31, 2005, and were paid on January 31, 2006.

On January 1, 2006 the Partnership adopted SFAS No. 123(R). As a result of the adoption of this statement the Partnership recognized compensation expense resulting from the Plan of approximately $213 million for the three months ended March 31, 2006. Included in the $213 million of compensation expense for the three months ended March 31, 2006 was a cumulative effect of accounting change of $124 million, which represented the effect of initially measuring the fair value of the Partnership’s VARs utilizing an option pricing model. The Partnership recognized $207 million of compensation expense for the three months ended March 31, 2005 under the recognition provisions of SFAS No. 123.

With the adoption of SFAS No. 123(R), the Partnership began estimating the fair value of VARs granted using a Black-Scholes option valuation model. The following table summarizes the assumptions used in the model during the three months ended March 31, 2006:

Ranges

Risk-free rate	4.7%
Expected term (in years)	1.8 - 3.5
Expected volatility	17.6% - 22.3%
Expected dividend yield	n/a

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected term of the VARs granted was estimated using a combination of the simplified method as prescribed in SAB No. 107, historical experience, and management judgment. Expected volatility was based on a blend of the historical and implied volatility of publicly traded peer companies for a period equal to the VARs expected life, ending on the day of the grant, and calculated on a monthly basis. The Partnership does not pay dividends.

As of March 31, 2006 there was $122 million of total unrecognized compensation cost related to non-vested VARs granted under the Plan. That cost is expected to be recognized over a period of approximately one year.

A summary of award activity under the Plan as of March 31, 2006 and changes during the three-month period is summarized as follows:

	RPUs (a)		VARs (a)	Weighted Average Exercise Price of VARs (a)	Vested VARs (a)

Outstanding, December 31, 2005	14,452,764	(b)	108,923,171	17.12	63,596,655
Granted	173,203	(c)	3,853 (d)	30.00
Exercised	(14,607,355)		(2,155,996)	12.40
Cancelled	(18,612)		(1,515,763)	23.86

Outstanding, March 31, 2006	-		105,255,265	$17.12	60,597,121

(a)	The weighted average exercise price is presented in actual dollars; VARs and RPUs are presented in actual units.
(b)	RPUs, totaling approximately $303 million vested in full on December 31, 2005 and were paid and cancelled on January 31, 2006.
(c)	Weighted average grant date fair value was $11.07.
(d)	Grant date fair value was $30.00.

The following table summarizes the status of the Partnership’s VARs as of March 31, 2006:

	VARs Outstanding (a)			VARs Vested (a)

Range of Exercise Prices	VARs	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	VARs	Weighted Average Exercise Price

8.74 - $14.79	61,900,133	7.52	$12.50	17,241,989	$8.89
$14.80 - $22.19	20,633,920	5.50	16.81	20,633,920	16.81
$22.20 - $30.00	22,721,212	4.28	30.00	22,721,212	30.00

Total	105,255,265		$17.12	60,597,121	$19.50

(a)	As of March 31, 2006 the aggregate intrinsic value of VARs outstanding and VARs vested was $677 million and $325 million, respectively.

6.	Commitments and Contingencies

Under the terms of an agreement entered into among the Partnership, Verizon, and Vodafone Group Plc (“Vodafone”) on April 3, 2000, Vodafone may require the Partnership to purchase up to an aggregate of $20 billion of Vodafone’s interest in the Partnership, at its then fair market value. Up to $10 billion was redeemable during the 61-day periods that opened on June 10 and closed on August 9 in 2004 and 2005. Vodafone did not exercise its redemption rights during those periods. As a result, $20 billion, not to exceed $10 billion in any one year, remains redeemable during the 61-day periods opening on June 10 and closing on August 9 in 2006 and 2007. Verizon has the right, exercisable at its sole discretion, to purchase all or a portion of this interest instead of the Partnership. However, even if Verizon exercises this right, Vodafone has the option to require the Partnership to purchase up to $7.5 billion of this interest redeemable during the 61-day periods opening on June 10 and closing on August 9 in 2006 and 2007 with cash or contributed debt. Accordingly, $20 billion of partners’ capital has been classified as redeemable on the accompanying condensed consolidated balance sheets.

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

All of the above matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate liability with respect to these matters as of March 31, 2006 cannot be ascertained. The potential effect, if any, on the consolidated financial statements of the Partnership, in the period in which these matters are resolved, may be material.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, respectively, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations," all of which are contained in our Annual Report on Form 10-K (No. 333-92214).

See “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of factors that could cause our future results to differ from our historical results.

Overview

We are the industry-leading wireless communications provider in the United States in terms of profitability, as measured by operating income, and the second largest domestic wireless carrier in terms of the number of customers and total revenue. We offer wireless voice and data services across one of the most extensive wireless networks in the U.S. We believe our significant position within the wireless industry will allow us to take advantage of increasing penetration and usage trends within the United States in the coming years.

Our goal is to be the acknowledged market leader in providing wireless voice and data communication services in the U.S. Our focus is on providing a high-quality, differentiated service across a cost-efficient network designed to meet the growing needs of our customers. To accomplish this goal, we will continue to implement the following key elements of our business strategy:

  Provide the highest network quality through our code division multiple access (“CDMA”) 1XRTT technology and Evolution Data Optimized (“EV-DO”) technology, which significantly increases data transmission rates.
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

There is substantial competition in the wireless telecommunications industry. We compete primarily against three other national wireless service providers: Cingular Wireless, T-Mobile USA and Sprint-Nextel. We believe that the following are the most important competitive factors in our industry: network reliability, capacity and coverage; pricing; customer service; product development; distribution and capital resources.

The following items highlight selected elements of our results of operations and financial position in the first quarter of 2006 as they relate to our key business strategies:

Customer growth: We ended the first quarter of 2006 with 53 million customers, an increase of 16.7% over the first quarter of 2005. We added approximately 1.7 million net customers during the quarter while reducing our total churn to 1.18% compared to 1.33% for the first quarter of 2005. Approximately 1.5 million of the 1.7 million new customers were added through our retail postpaid channel. Retail postpaid customers comprised approximately 92% of our total customer base as of March 31, 2006.

Revenue growth: Total revenue grew by 18.8% in the first quarter of 2006 to $8.8 billion, driven by customer growth and increased data revenue. We continue to experience substantial year-over-year increases in data revenue and data revenue per customer.

Capital expenditures: We invested approximately $1.6 billion in capital in the first quarter of 2006 primarily to increase capacity on our network for usage demand and to facilitate the introduction of new products and services through new technologies such as EV-DO. As of March 31, 2006, we covered approximately half the U.S. population with our EV-DO network.

Cash flows: We generated approximately $2.9 billion of cash from operating activities during the first three months of 2006. We used this cash to invest $1.6 billion primarily in our network through capital expenditures, to reduce our debt by approximately $1.2 billion and to provide approximately $292 million in tax related distributions to our owners.

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

Long-Term Incentive

We record a fair-value based liability related to our long-term incentive plan in accordance with SFAS No. 123(R), "Share-Based Payment." Fair value is estimated using a Black-Scholes option valuation model, which contains estimates and assumptions. Changes in these estimates and assumptions may require us to adjust the amounts recorded under our long-term incentive plan.

Consolidated Results of Operations

Customers
	Three Months Ended March 31,
	2006	2005	% Change

Subscribers (end of period) (thousands)	53,020	45,452	16.7%
Net additions in the period* (thousands)	1,683	1,636	2.9%
Average monthly churn	1.18%	1.33%	-11.3%

* Includes approximately 17 thousand customers in the first quarter of 2006 and approximately 32 thousand customers in the first quarter of 2005 added through property acquisitions.

We ended the first quarter of 2006 with 53 million customers, compared to 45.5 million customers at the end of the first quarter of 2005, an increase of approximately 7.6 million net new customers, or 16.7% . Substantially all of these new customers were the result of internal growth. Approximately 43 thousand of these new customers were added as a result of small property acquisitions in Minnesota, California, Michigan and Arizona.

Approximately 1.5 million of the 1.7 million new customers added during the first quarter of 2006 were added through our retail postpaid channel. Approximately 17 thousand of the new customers added during the quarter were the result of a small property acquisition in California. The overall composition of our customer base as of March 31, 2006 was 92.4% retail postpaid, 3.1% retail prepaid and 4.5% wholesale, compared to 92.1% retail postpaid, 3.4% retail prepaid and 4.5% wholesale as of March 31, 2005.

Total churn, including retail and wholesale, decreased to 1.18% for the first quarter of 2006, compared to 1.33% for the first quarter of 2005. Retail postpaid churn decreased to 0.92% in the first quarter of 2006 compared to 1.11% in the first quarter of 2005. We believe churn was reduced due to our network quality and the success of our retention efforts, such as our return and upgrade programs.

Operating Revenue
(Dollars in Millions)	Three Months Ended March 31,
	2006	2005	% Change

Service revenue	$7,609	$6,557	16.0%
Equipment and other	1,204	861	39.8%

Total operating revenue	$8,813	$7,418	18.8%

Average service revenue per customer per month	$48.67	$49.03	-0.7%

Total operating revenue grew by $1,395 million, or 18.8%, in the first quarter of 2006, compared to the first quarter of 2005.

Service revenue. Service revenue grew by $1,052 million, or 16.0%, in the first quarter of 2006, compared to the first quarter of 2005. This increase was primarily due to the 16.7% increase in customers, partially offset by a decrease in average service revenue per customer for the first quarter of 2006, compared to the first quarter of 2005. As we continue to add new customers and services, we expect service revenue to continue to increase.

Average service revenue per customer decreased 0.7% to $48.67 for the first quarter of 2006, compared to the first quarter of 2005. This decrease was primarily due to an increase in the proportion of customers on our America’s Choice and family share price plans.

Included in average service revenue per customer was a 79% increase in data revenue per customer in the first quarter of 2006, compared to the first quarter of 2005, driven by increased use of our messaging and other data services. Data revenue of $872 million grew by $456 million, or 109.6%, in the first quarter of 2006, compared to the first quarter of 2005. Data revenue accounted for 11.5% of service revenue for the three months ended March 31, 2006, compared to 6.3% for the three months ended March 31, 2005.

Equipment and other revenue. Equipment and other revenue grew by $343 million, or 39.8%, in the first quarter of 2006, compared to the first quarter of 2005. The increase was primarily due to an increase in equipment revenue of $251 million, or 42.2%, for the first quarter of 2006, compared to the first quarter of 2005. The increase in equipment revenue was attributed to an increase in wireless devices sold, driven by an increase in customer equipment upgrades as well as gross retail customer additions, together with an increase in revenue per unit.

Revenue generated from administrative cost recovery surcharges, which we began to collect in October 2005, was $50 million in the first quarter of 2006. These surcharges help recover costs we incur related to fees and assessments on our network facilities, certain costs associated with proceedings related to new cell site construction and charges we pay local telephone companies for delivering calls to their customers.

In addition, revenue associated with certain regulatory fees, primarily the Universal Service Fund (“USF”), increased by $23 million in the first quarter of 2006, compared to the first quarter of 2005. The increase in the associated payments of these fees is reflected in selling, general and administrative expense.

Operating Costs and Expenses
(Dollars in Millions)	Three Months Ended March 31,
	2006	2005	% Change

Cost of service	$1,127	$961	17.3%
Cost of equipment	1,538	1,137	35.3%
Selling, general and administrative	2,759	2,630	4.9%
Depreciation and amortization	1,274	1,150	10.8%

Total operating costs and expenses	$6,698	$5,878	14.0%

Cost of service. Cost of service grew by $166 million, or 17.3%, for the first quarter of 2006, compared to the first quarter of 2005. The increase was primarily due to increased network costs caused by a 30% increase in minutes of use for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, partially offset by lower roaming, local interconnection and long distance rates. We expect minutes of use on our network to continue to increase, which will cause our cost of service to increase. Our service margin (service revenue less cost of service, divided by service revenue) decreased slightly to 85.2% for the first quarter of 2006, compared to 85.3% for the first quarter of 2005.

Cost of equipment. Cost of equipment grew by $401 million, or 35.3%, in the first quarter of 2006, compared to the first quarter of 2005. The increase was primarily due to an increase in wireless devices sold, driven by higher equipment upgrades and gross retail activations, together with an increase in cost per unit. The increases in wireless devices sold including equipment upgrades caused our negative equipment margin (equipment revenue less equipment cost) to increase for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. We expect this trend to continue, to the extent we continue to add new customers, upgrade existing customer equipment and sell a higher proportion of advanced wireless devices.

Selling, general and administrative expenses. Selling, general and administrative expenses grew by $129 million, or 4.9%, in the first quarter of 2006, compared to the first quarter of 2005. This increase was primarily due to an increase in salary and benefits expense, advertising and promotion costs and regulatory fees.

Salary and benefits expense increased $40 million for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. This increase was the result of higher per employee salary and benefits costs and an increase in employees, primarily in the sales and customer care areas.

Advertising and promotion costs increased $25 million for the three months ended March 31, 2006, compared to the three months ended March 31, 2005.

In addition, costs associated with certain regulatory fees, primarily USF, increased by $26 million for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. The revenue associated with these taxes and fees is reflected in equipment and other revenue. See Equipment and other revenue discussion above.

Depreciation and amortization. Depreciation and amortization increased by $124 million, or 10.8%, for the first quarter of 2006, compared to the first quarter of 2005. The increase was primarily attributable to the increase in depreciable assets since the first quarter of 2005, as a result of our network build program. We expect depreciation expense to continue to increase over time as we continue to upgrade and build out our network.

Other Income (Expenses)
(Dollars in Millions)	Three Months Ended March 31,
	2006	2005	% Change

Interest expense, net	$(137)	$(168)	-18.5%
Minority interests	(62)	(50)	24.0%
Other, net	(2)	2	-200.0%
Provision for income taxes	(130)	(88)	-47.7%

Interest expense, net. Interest expense, net decreased by $31 million, or 18.5%, in the first quarter of 2006, compared to the first quarter of 2005. The decrease was primarily due to an increase of $34 million in capitalized interest and a decrease in the weighted average interest rate for borrowings from Verizon Communications Inc. (“Verizon”) from approximately 5.9% in the first quarter of 2005 to approximately 5.2% in the first quarter of 2006, partially offset by higher average debt levels.

Provision for income taxes. Generally, the Partnership is not subject to federal or state tax on income generated from markets it owns directly or through partnership entities. However, the Partnership does own some of its markets through corporate entities, which are required to provide for both federal and state tax on their income. The tax provision was $130 million for the three months ended March 31, 2006, an increase of $42 million, or 47.7%, compared to the three months ended March 31, 2005. The effective tax rate was 6.8% for the three months ended March 31, 2006, compared to 6.6% for the three months ended March 31, 2005.

Cumulative Effect of Accounting Change
(Dollars in Millions)	Three Months Ended March 31,
	2006	2005	% Change

Cumulative effect of accounting change	$(124)	$-	nm

nm = Not meaningful

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. SFAS No. 123(R) is supplemented by Staff Accounting Bulletin (“SAB”) No. 107, “Share Based Payments.” We adopted SFAS No. 123(R) and SAB No. 107 on January 1, 2006. See “Other Factors That May Affect Future Results - Recent Accounting Pronouncements.”

We recorded a cumulative effect of adoption of $124 million as of January 1, 2006 to recognize the effect of initially measuring the outstanding liability awards (VARs) at fair value utilizing a Black-Scholes model. The outstanding liability awards are settled in cash, with the amount of cash based upon the difference between the VAR price on the date of grant and the VAR price on the date of exercise, less applicable taxes. For purposes of the VAR price, we employ the income approach, a standard valuation technique, to arrive at the fair value of the Partnership on a quarterly basis using publicly available information. See “Financial Statements - Note 5.”

Consolidated Financial Condition

(Dollars in Millions)	Three Months Ended March 31,

	2006	2005	$ Change
Cash Flows Provided By (Used In)
Operating activities	$2,869	$3,019	$(150)
Investing activities	(1,414)	(2,782)	1,368
Financing activities	(1,543)	(239)	(1,304)

(Decrease) Increase in Cash	$(88)	$(2)	$(86)

Historically, we have funded our operations and other cash needs utilizing internally generated funds and intercompany and external borrowings, and we expect to rely on a combination of these sources to fund continued capital expenditures, acquisitions, distributions and debt service needs. Sources of future intercompany and external financing requirements may include a combination of debt financing provided through intercompany debt facilities with Verizon, borrowings from banks or debt issued in private placements or in the public markets. We believe that internally generated funds will be sufficient to fund anticipated capital expenditures, tax related distributions and interest payments on our debt in the next several years. Internally generated funds may not be sufficient to repay the principal on our debt when due, or pay additional non-tax related distributions, and would not be sufficient to honor any exercise by Vodafone Group Plc (“Vodafone”) of its put rights. To the extent internally generated funds are not sufficient to fund repayment, we expect to refinance our outstanding debt when due with new debt financings, including debt financing provided either through intercompany borrowings, private placements, bank borrowings or public financing, and would also seek other financing to honor any exercise of the put rights.

On February 18, 2005, we signed a floating rate promissory note with Verizon Global Funding Corp. (“VGF”), a wholly-owned subsidiary of Verizon, that permits us to borrow, repay and re-borrow from time to time up to a maximum principal amount of $6.5 billion with a maturity date of February 22, 2008. Amounts borrowed under the note bear interest at a rate per annum equal to one-month LIBOR plus 20 basis points for each interest period, with the interest rate being adjusted on the first business day of each month. Borrowings under this note as of March 31, 2006 were $6.5 billion.

On September 1, 2005, we signed an additional floating rate promissory note (the “Floating Rate Note”) in the amount of approximately $2.4 billion payable to VGF and due on August 1, 2009. Amounts borrowed under the Floating Rate Note bear interest at a rate per annum equal to one-month LIBOR plus 20 basis points for each interest period, with the interest rate being adjusted on the first business day of each month. The Floating Rate Note was effective as of July 1, 2005, and replaced a prior $2.4 billion term note due in 2009 to VGF, which was cancelled as a result. Borrowings under the Floating Rate Note at March 31, 2006 were approximately $2.4 billion.

Also on September 1, 2005, we signed a fixed rate promissory note (the “Fixed Rate Note”) that permits us to borrow, repay and re-borrow from time-to-time up to a maximum principal amount of $9 billion from VGF, with a maturity date of August 1, 2009. Amounts borrowed under the Fixed Rate Note generally bear interest at a rate of 5.8% per annum. The Fixed Rate Note was effective as of July 1, 2005, and replaced a prior demand note due to VGF, which was cancelled as a result. Borrowings under the Fixed Rate Note at March 31, 2006 were approximately $3.3 billion.

In addition to the potential cash needs described above, we have needed and may continue to need to secure additional financing for acquisitions of additional spectrum licenses and wireless service providers. The failure to obtain financing on commercially reasonable terms or at all could result in the delay or abandonment of our development and expansion plans and/or our inability to continue to provide service in all or portions of some of our markets, which could harm our ability to attract and retain customers. To the extent we need additional financing, we believe we could obtain it, however, other than the arrangements described above, Verizon has no commitment to provide any further financing to us, and we have no commitment from any third parties.

Effective February 1, 2006, VGF was merged with and into Verizon, making Verizon the lender on all of our notes previously payable to VGF. On March 1, 2006, Verizon assigned these notes to a wholly-owned subsidiary, Verizon Financial Services LLC.

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for a description of our contractual obligations and commitments as of December 31, 2005. Except as noted herein, there were no material changes to our contractual obligations and commitments as of March 31, 2006 from the information set forth in the Annual Report on Form 10-K.

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. The $2.9 billion in cash flows provided by operating activities was used to invest in our network through capital expenditures, reduce our debt and provide distributions to our owners. Cash flows provided by operating activities during the first three months of 2006 decreased compared to the similar period in 2005, primarily as a result of payments made to our employees under our long-term incentive plan and cash payments to our vendors in the normal course of business that resulted in a decrease in accounts payable.

Cash Flows Used In Investing Activities

Capital expenditures continue to be our primary use of cash. Our capital expenditures, excluding acquisitions, were $1.6 billion for the three months ended March 31, 2006, unchanged compared to the three months ended March 31, 2005 and were used primarily to increase the capacity of our wireless network to meet usage demand, expand our network footprint, facilitate the introduction of new products and services through our EV-DO deployment, enhance responsiveness to competitive challenges, and increase the operating efficiency of our wireless network.

We invested $14 million in acquisitions during the first quarter of 2006 primarily to purchase a small property in California.

We invested $503 million in acquisitions during the first quarter of 2005, including $419 million for the Qwest PCS licenses and related network assets, and the remainder for a property in Minnesota and licenses in Tennessee and Pennsylvania. In addition, we made deposits totaling $641 million, representing the full funding commitment, for the PCS licenses for which we and Vista PCS, LLC (“Vista”) were the high bidder in the FCC auction, which concluded in February 2005. Vista is a joint venture between Valley Communications, LLC and us, the results of which are consolidated by us.

Cash Flows Used In Financing Activities

We used cash of approximately $1.2 billion to reduce our intercompany debt during the first quarter of 2006. As of March 31, 2006, we had approximately $12.6 billion of term borrowings payable to Verizon.

Our debt securities continue to be accorded high ratings by primary rating agencies. On December 21, 2005, upon completion of its review, Moody’s Investor Service (“Moody’s”) downgraded Verizon’s long-term debt ratings to A3, reaffirmed our A3 long-term debt rating and placed our debt on review for possible upgrade.

On January 4, 2006 Fitch Ratings (“Fitch”) affirmed Verizon’s A+ long term debt rating and our A+ long-term debt rating, removed both from rating watch negative, and assigned stable rating outlooks to each.

On January 13, 2006, upon completion of its review, Standard and Poor’s (“S&P”) removed Verizon Communications’ debt and our debt from review and lowered each of our respective long-term debt ratings to A with a rating outlook of negative.

Our debt to equity ratio (including partner’s capital subject to redemption) was 32% at March 31, 2006, compared to 35% at December 31, 2005 and 39% at March 31, 2005.

We made a tax distribution to our partners of approximately $292 million in February 2006. Our non-tax related distribution requirement expired in April 2005. Under our partnership agreement, we must continue tax distributions, and it is also contemplated that we will continue to have a policy for non-tax related distributions, which will provide for distributions at a level as determined from time to time by our board of representatives, taking into account relevant factors, including our financial performance and capital requirements. The board has not yet established a new policy for non-tax related distributions. In addition, our owners can change our distribution policy at any time or cause us to pay additional distributions.

In addition, under the terms of an agreement entered into among Verizon, Vodafone and us on April 3, 2000, Vodafone may require us to purchase up to an aggregate of $20 billion of Vodafone’s interest in the Partnership, at its then fair market value. Up to $10 billion was redeemable during the 61-day period that opened on June 10 and closed on August 9 in 2005. Vodafone did not exercise its redemption rights during that period. As a result, $20 billion, not to exceed $10 billion in any one year, remains redeemable during the 61-day periods opening on June 10 and closing on August 9 in 2006 and 2007. Verizon has the right, exercisable at its sole discretion, to purchase all or a portion of this interest instead of us. However, even if Verizon exercises this right, Vodafone has the option to require us to purchase up to $7.5 billion of this interest redeemable during the 61-day periods opening on June 10 and closing on August 9 in 2006 and 2007 with cash or contributed debt. Accordingly, $20 billion of partners’ capital has been classified as redeemable on the accompanying consolidated balance sheets. We will need to obtain financing if we are required to repurchase these interests. We have no commitment for such financing.

Market Risk

Our primary market risk relates to changes in interest rates, which could impact results of operations. As of March 31, 2006, we had $8.9 billion of floating rate promissory notes, payable to a subsidiary of Verizon. Amounts borrowed under these promissory notes bear interest at a rate per annum equal to one-month LIBOR plus 20 basis points for each monthly interest period. A change in LIBOR of 100 basis points would change our annual interest expense by approximately $89 million.

Other Factors That May Affect Future Results

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with a) employees, except for certain equity instruments held by employee share ownership plans, and b) non-employees when acquiring goods or services. SFAS No. 123(R) also eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123. SFAS No. 123(R) is supplemented by Staff Accounting Bulletin (“SAB”) No. 107, “Share Based Payments.” This SAB, issued by the SEC in March 2005, expresses the views of the SEC staff regarding the relationship between SFAS No. 123(R) and certain SEC rules and regulations. In particular, this SAB provides guidance related to valuation methods, the classification of compensation expense, non-GAAP financial measures, the accounting for income tax effects of share-based payment arrangements, disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123(R), and interpretations of other share-based payment arrangements. On January 1, 2006 we adopted SFAS No. 123(R) and SAB No. 107.

We recorded a cumulative effect of adoption as of January 1, 2006 to recognize the effect of initially measuring the outstanding liability awards (VARs) at fair value utilizing a Black-Scholes model granted under the 2000 Verizon Wireless Long-Term Incentive Plan (the “Plan”). The outstanding liability awards are settled in cash, with the amount of cash based upon the difference between the VAR price on the date of grant and the VAR price on the date of exercise, less applicable taxes. For purposes of the VAR price, we employ the income approach, a standard valuation technique, to arrive at the fair value of the Partnership, as defined in the Plan, on a quarterly basis using publicly available information. See “Consolidated Results of Operations – Cumulative Effect of Accounting Change.”

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

The following describes material developments in legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005:

At hearings on January 17 and March 16, 2006, the California Superior Court approved the settlement of Opperman, et al. v. Cellco Partnership, et al (California Superior Court, County of Los Angeles), Zhao v. Verizon Wireless, Inc. (Ohio Court of Common Pleas, Cuyahoga County), and Kaner, et al. v. Cellco Partnership (American Arbitration Association). Plaintiff’s counsel’s fee application remains pending.

In the purported statewide class actions relating to wireless phone use, plaintiffs have withdrawn the Gimpelson, Gilliam, and Pinney cases without prejudice. In Farina, the MDL Panel issued a conditional transfer order transferring the case to MDL 1421 - In re Wireless Telephone Radio Frequency Emissions Products Liability Litigation (U.S. District Court, District of Maryland). Plaintiffs have moved to vacate that order and the matter will be considered by the MDL Panel on May 25, 2006. The case has been stayed pending a ruling on plaintiffs’ motion.

In Campbell, et al. v. Verizon Wireless, et al., the California Court of Appeal affirmed the trial court’s approval of the settlement. Plaintiffs’ deadline to petition for review by the California Supreme Court is May 3, 2006.

The hearing on plaintiffs’ motion for class certification in In re Cellphone Termination Fee Cases has been adjourned to June 1, 2006. Brown, et al. v. Verizon Wireless Services, LLC and Zobrist v. Verizon Wireless have been consolidated and the arbitrator has denied Verizon Wireless’s motion to stay those proceedings in light of early termination fee proceedings pending in the FCC. By order dated March 21, 2006, the court in Gentry granted Verizon Wireless’s motion to stay the case pending the FCC proceedings.

The trial on liability issues for In the Matter of Certain Baseband Processor Chips and Chipsets, Transmitter and Receiver (Radio) Chips, Power Control Chips, and Products Containing Same, Including Cellular Telephone Handsets, pending in the United States International Trade Commission, concluded in March 2006. We do not anticipate a decision with respect to the liability issues until after a trial on the remedy issues has concluded. The International Trade Commission staff, which is a party to the proceeding, has taken the position that the evidence supports some of Broadcom's patent claims. We were previously granted permission by the Administrative Law Judge to intervene in the trial on remedy issues, which is scheduled to commence on July 6, 2006.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

CELLCO PARTNERSHIP

Date: May 9, 2006	By	/s/ John Townsend

John Townsend
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Unless otherwise indicated, all information is as of May 5, 2006.