Form 10-Q
period 2006-06-30
CELLCO PARTNERSHIP
filed 2006-08-07
CIK 1175215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 333-92214

Cellco Partnership
(Exact name of registrant as specified in its charter)

Delaware (State of Organization)	22-3372889 (I.R.S. Employer Identification No.)

One Verizon Way Basking Ridge, New Jersey (Address of principal executive offices)	07920 (Zip Code)

Registrant’s telephone number (908) 559-7000

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

Large accelerated filer __	Accelerated filer __	Non-accelerated filer Ö_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __  No  Ö_

Table of Contents

Item No.

Part I - Financial Information

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations and Comprehensive Income
Cellco Partnership (d/b/a Verizon Wireless)

(Dollars in Millions) (Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Operating Revenue

Service revenue	$8,036	$6,874	$15,645	$13,431

Equipment and other	1,226	972	2,430	1,833

Total operating revenue	9,262	7,846	18,075	15,264

Operating Costs and Expenses

Cost of service (excluding depreciation and amortization
related to network assets included below)	1,171	1,018	2,298	1,979

Cost of equipment	1,581	1,264	3,119	2,401

Selling, general and administrative	2,946	2,607	5,705	5,237

Depreciation and amortization	1,190	1,175	2,464	2,325

Total operating costs and expenses	6,888	6,064	13,586	11,942

Operating Income	2,374	1,782	4,489	3,322

Other Income (Expenses)

Interest expense, net	(114)	(159)	(251)	(327)

Minority interests	(68)	(48)	(130)	(98)

Other, net	7	5	5	7

Income before provision for income taxes	2,199	1,580	4,113	2,904

Provision for income taxes	(158)	(114)	(288)	(202)

Income before cumulative effect of accounting change	2,041	1,466	3,825	2,702

Cumulative effect of accounting change	-	-	(124)	-

Net Income	$2,041	$1,466	$3,701	$2,702

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Cellco Partnership (d/b/a Verizon Wireless)

(Dollars in Millions) (Unaudited)	June 30, 2006	December 31, 2005

Assets

Current assets

Cash	$253	$328

Receivables, net of allowances of $210 and $193	2,845	2,762

Due from affiliates, net	77	91

Unbilled revenue	297	332

Inventories, net	823	901

Prepaid expenses and other current assets	399	354

Total current assets	4,694	4,768

Property, plant and equipment, net	23,733	22,790

Wireless licenses, net	48,406	47,781

Other intangibles, net	55	176

Deferred charges and other assets, net	474	819

Total assets	$77,362	$76,334

Liabilities and Partners’ Capital

Current liabilities

Short-term obligations, including current maturities	$2,499	$2,497

Due to affiliate	350	-

Accounts payable and accrued liabilities	4,358	4,252

Advance billings	978	889

Other current liabilities	111	144

Total current liabilities	8,296	7,782

Due to affiliate	10,573	13,834

Deferred tax liabilities, net	5,901	5,706

Other non-current liabilities	1,205	769

Total liabilities	25,975	28,091

Minority interests in consolidated entities	1,667	1,650

Partner’s capital subject to redemption	20,000	20,000

Commitments and contingencies (see Note 6)

Partners’ capital

Capital	29,772	26,645

Accumulated other comprehensive loss	(52)	(52)

Total partners’ capital	29,720	26,593

Total liabilities and partners’ capital	$77,362	$76,334

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Cellco Partnership (d/b/a Verizon Wireless)

(Dollars in Millions) (Unaudited)	Six Months Ended June 30,

	2006	2005

Cash Flows from Operating Activities

Net income	$3,701	$2,702

Add: Cumulative effect of accounting change	124	-

Income before cumulative effect of accounting change	3,825	2,702

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	2,464	2,325

Minority interests	130	98

Other, net	9	(11)

Changes in certain assets and liabilities (net of the effects of purchased
businesses)	307	439

Net cash provided by operating activities	6,735	5,553

Cash Flows from Investing Activities

Capital expenditures	(3,178)	(3,339)

Acquisitions of businesses, licenses and other assets, net of cash acquired	(51)	(4,099)

Wireless license deposits	-	(276)

Other, net	41	8

Net cash used in investing activities	(3,188)	(7,706)

Cash Flows from Financing Activities

Net proceeds from (payments to) affiliates	(2,911)	5,899

Net change in short-term obligations	(2)	(1,533)

Distributions to partners	(600)	(2,126)

Contributions from minority investors	3	14

Distributions to minority investors	(112)	(72)

Net cash provided by (used in) financing activities	(3,622)	2,182

(Decrease) increase in cash	(75)	29

Cash, beginning of period	328	171

Cash, end of period	$253	$200

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

The Partnership recorded a cumulative effect of adoption as of January 1, 2006 to recognize the effect of initially measuring the outstanding liability awards (Value Appreciation Rights or “VARs”) granted under the 2000 Verizon Wireless Long-Term Incentive Plan (the “Plan”) at fair value utilizing a Black-Scholes model. The outstanding liability awards are settled in cash, with the amount of cash based upon the difference between the VAR price on the date of grant and the VAR price on the date of exercise, less applicable taxes. For purposes of the VAR price, the Partnership employs the income approach, a standard valuation technique, to arrive at the fair value of the Partnership, as defined in the Plan, on a quarterly basis using publicly available information (see Note 5).

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions, including a rollforward of tax benefits taken that do not qualify for financial statement recognition. The cumulative effect of initially adopting FIN No. 48 will be recorded as an adjustment to the opening balance in Partners’ Capital for the year of adoption and will be presented as a separately stated item. The Partnership is required to adopt FIN No. 48 effective January 1, 2007. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN No. 48. The Partnership is currently evaluating the provisions of this Interpretation and does not expect the adoption of FIN No. 48 to have a material effect on the Partnership’s consolidated financial statements.

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

The changes in the carrying amount of wireless licenses are as follows:

(Dollars in Millions)	Wireless Licenses, Net (a)	Wireless Licenses Associated with Equity Method Investments (b)	Total

Balance, net, as of January 1, 2006	$47,781	$24	$47,805
Wireless licenses acquired (See Note 3)	385	-	385
Other, net	240	(2)	238

Balance, net, as of June 30, 2006	$48,406	$22	$48,428

(a)	Interest costs of $120 were capitalized in wireless licenses during the six months ended June 30, 2006.
(b)	Included in deferred charges and other assets, net.

Other intangibles, net, consist of the following:

(Dollars in Millions)	June 30, 2006	December 31, 2005

Customer lists (4-7 yrs.) (a)	$128	$3,436
Other (8 yrs.)	22	21

	150	3,457
Less: accumulated amortization (b)(c)	95	3,281

Other intangibles, net	$55	$176

(a)	The Partnership retired approximately $3.3 billion of fully amortized customer lists in the second quarter of 2006.
(b)	Amortization expense for the three and six months ended June 30, 2006 was $10 and $127, respectively. Amortization expense for the three and six months ended June 30, 2005 was $117 and $231, respectively.
(c)	Based solely on amortizable intangible assets existing at June 30, 2006, the estimated amortization expense for the five succeeding fiscal years is as follows:
Remainder of 2006	$11

2007	$17

2008	$11

2009	$6

2010	$5

thereafter	$5

3.	Business Combinations and Other Acquisitions

Vista PCS LLC (“Vista”), a joint venture between the Partnership and Valley Communications, LLC (“Valley”), was high bidder on 37 of 242 PCS licenses auctioned by the FCC in February 2005. These licenses were available only to entities qualifying as an “entrepreneur” under FCC rules. Vista qualified as an "entrepreneur" under FCC rules. Vista is also a Variable Interest Entity as defined by FASB Interpretation No. (“FIN”) 46(R). Vista's results are consolidated by the Partnership because the Partnership deems itself to be the primary beneficiary of Vista, in accordance with FIN 46(R).

Valley has voting control of Vista in that it has two of the three votes on Vista's Management Committee while the Partnership has the remaining vote. Vista’s winning bids in the FCC auction totaled $332 million. The 37 licenses cover a population of approximately 34.4 million, including approximately 2.2 million in markets where the Partnership does not currently hold licenses. The licenses cover major markets such as Charlotte, Cincinnati, Houston, Norfolk, Pittsburgh and Seattle. The FCC granted Vista these licenses in March 2006.

On March 4, 2005, the Partnership completed the purchase from Qwest Wireless, LLC of all of its PCS licenses and related network assets for $419 million in cash, including post-closing adjustments. The licenses cover a population of approximately 30.9 million in 62 markets, and provide needed spectrum capacity in certain of the Partnership’s existing major markets, such as Denver, Portland, Phoenix, Salt Lake City and Seattle.

On April 13, 2005, the Partnership completed the purchase of all of the stock of NextWave Telecom Inc., whereby it acquired 23 PCS licenses and certain tax net operating losses for $3 billion in cash. The licenses cover a population of approximately 73 million and provide spectrum capacity in key markets such as New York, Los Angeles, Boston, Washington D.C. and Detroit, and expand the Partnership’s licensed footprint into Tulsa, Oklahoma.

On May 11, 2005, the Partnership acquired a PCS license in the San Francisco basic trading area (“BTA”) from Metro PCS, Inc. for $230 million. The license covers a population of approximately 7.3 million and provides spectrum capacity in the San Francisco, Oakland and San Jose markets.

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

Other acquisitions in the six months ended June 30, 2006 and 2005 consisted of various individually immaterial partnership interests and wireless licenses.

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

The following table presents information about the Partnership’s acquisitions for the six months ended June 30, 2006 and 2005:

(Dollars in Millions)	Acquisition Date	Purchase Price (a)	Wireless Licenses	Net Tangible Assets	Other Assets and Liabilities, net

2006

Vista PCS (b)	March 2006	$332	$349	$-	$(17)

Various	Various	$51	$36	$7	$8

2005

Qwest	March 2005	$419	$393	$39	$(13)

NextWave (c)	April 2005	3,003	4,417	-	(1,414)

Auction 58	May 2005	365	365	-	-

Metro PCS	May 2005	230	230	-	-

Various	Various	$86	$79	$3	$4

(a)	Purchase price includes cash, assumption of debt, other liabilities, as well as the fair value of assets exchanged, as applicable.
(b)	The FCC licenses were granted to Vista and reclassified from Deferred charges and other assets, net to Wireless licenses, net in the first quarter of 2006.
(c)	Included in the transaction is the recording of a deferred tax liability, net and a deferred tax adjustment of approximately $155 million recorded in the second quarter of 2006.

4.	Debt and Due to Affiliate

Fixed and Floating Rate Notes

In December 2001, the Partnership and Verizon Wireless Capital LLC, a wholly-owned subsidiary of the Partnership, co-issued a private placement of $1.5 billion floating rate notes, originally maturing in December 2003, and $2.5 billion fixed rate notes, maturing in December 2006. The net cash proceeds were used to reduce outstanding amounts under a bank credit facility. Verizon Wireless Capital LLC, a Delaware limited liability company, was formed for the sole purpose of facilitating the offering of the notes and additional debt securities of the Partnership. Other than acting as co-issuer of the Partnership indebtedness, Verizon Wireless Capital LLC has no material assets, operations or revenues. The Partnership is jointly and severally liable with Verizon Wireless Capital LLC for the notes.

On November 17, 2003, the Partnership and Verizon Wireless Capital LLC co-issued another private placement of $1.5 billion floating rate notes. The net proceeds from the sale of the notes were used to repay the original $1.5 billion floating rate notes that matured in December 2003 and a $24 million bank credit facility. On May 23, 2005, the Partnership repaid these floating rate notes with proceeds obtained through intercompany borrowings.

The $2.5 billion, net of an original $12 million discount, fixed rate notes bear interest at a rate of 5.375% due semi-annually on each June 15 and December 15. The discount is amortized using the effective interest method. Net capitalized debt issuance costs, included in deferred charges and other assets, net in the June 30, 2006 and December 31, 2005 consolidated balance sheets, amounted to $1 million and $2 million, respectively, and are amortized in the consolidated statements of operations and comprehensive income using the straight-line method.

The fixed rate notes are unsecured and unsubordinated obligations that can be redeemed at any time at a purchase price equal to 100% of the principal amount plus the following: i) accrued interest, ii) unpaid interest on the principal amount being redeemed to the redemption date, and iii) an additional premium. These notes are non-recourse against any existing or future partners of the Partnership and contain customary events of default and customary non-financial covenants. The Partnership was in compliance with all covenants at June 30, 2006.

Term Notes Payable to Affiliate

In conjunction with the acquisition of the operating assets of Price Communications Wireless, Inc. (“Price”), in August 2002, Verizon Wireless of the East LP, a subsidiary of the Partnership, obtained a $350 million term note from Verizon Investments Inc., a wholly-owned subsidiary of Verizon. The funds were used to partially fund the redemption of the debt assumed from Price. The term note bears interest at a fixed rate of approximately 8.9% per year. Interest is payable quarterly in arrears. The term note is non-recourse to the partners of Verizon Wireless of the East LP and is guaranteed by Price. In exchange for its contributed assets, Price received a preferred limited partnership interest in Verizon Wireless of the East LP that is exchangeable under certain circumstances into equity of Verizon Wireless (if an initial public offering of such equity occurs) or mandatorily into common stock of Verizon Communications Inc. (“the mandatory exchange”) on the fourth anniversary of the asset contribution (August 15, 2006) if a qualifying initial public offering of Verizon Wireless equity has not occurred prior to such anniversary. The term note is guaranteed by Price through the earlier of the mandatory exchange (so long as the minimum net worth of Verizon Wireless of the East LP is at least $500 million) or the maturity date. It matures four and one-half years after the closing of the Price acquisition (February 15, 2007) or six months following the occurrence of certain specified events. This note is classified as due to affiliate (short-term) on the accompanying condensed consolidated balance sheet as of June 30, 2006.

On February 18, 2005, the Partnership signed a floating rate promissory note with Verizon Global Funding Corp. (“VGF”), a wholly-owned subsidiary of Verizon Communications Inc. (“Verizon”), that permits the Partnership to borrow, repay and re-borrow from time-to-time up to a maximum principal amount of $6.5 billion with a maturity date of February 22, 2008. Amounts borrowed under the note bear interest at a rate per annum equal to one-month LIBOR plus 20 basis points for each interest period, with the interest rate being adjusted on the first business day of each month. Borrowings under this note as of June 30, 2006 were $6.5 billion.

On September 1, 2005, the Partnership signed an additional floating rate promissory note (the “Floating Rate Note”) in the amount of approximately $2.4 billion payable to VGF, and due on August 1, 2009. Amounts borrowed under the Floating Rate Note bear interest at a rate per annum equal to one-month LIBOR plus 20 basis points for each interest period, with the interest rate being adjusted on the first business day of each month. The Floating Rate Note was effective as of July 1, 2005, and replaced a prior $2.4 billion term note due in 2009 to VGF, which was cancelled as a result. Borrowings under the Floating Rate Note at June 30, 2006 were approximately $2.4 billion.

Also on September 1, 2005, the Partnership signed a fixed rate promissory note (the “Fixed Rate Note”) that permits the Partnership to borrow, repay and re-borrow from time-to-time up to a maximum principal amount of $9.0 billion from VGF, with a maturity date of August 1, 2009. Amounts borrowed under the Fixed Rate Note generally bear interest at a rate of 5.8% per annum. The Fixed Rate Note was effective as of July 1, 2005, and replaced a prior demand note due to VGF, which was cancelled as a result. Borrowings under the Fixed Rate Note at June 30, 2006 were approximately $1.6 billion.

These borrowings are classified as due to affiliate (long-term) on the accompanying condensed consolidated balance sheet as of June 30, 2006.

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

On July 24, 2003, the Verizon Wireless Board of Representatives approved a long-term incentive grant of RPUs to all eligible employees. RPUs were very similar to restricted stock in that at the time of vesting, each RPU was worth the entire value of the unit. The RPUs vested in full on December 31, 2005, and were paid on January 31, 2006.

On January 1, 2006 the Partnership adopted SFAS No. 123(R). As a result of the adoption of this statement the Partnership recognized compensation expense resulting from the Plan of approximately $328 million for the six months ended June 30, 2006. Included in the $328 million of compensation expense for the six months ended June 30, 2006 was a cumulative effect of accounting change of $124 million, which represented the effect of initially measuring the fair value of the Partnership’s VARs utilizing an option pricing model. The Partnership recognized $289 million of compensation expense for the six months ended June 30, 2005 under the recognition provisions of SFAS No. 123.

With the adoption of SFAS No. 123(R), the Partnership began estimating the fair value of VARs granted using a Black-Scholes option valuation model. The following table summarizes the assumptions used in the model during the six months ended June 30, 2006:

Ranges

Risk-free rate	4.7% - 5.2%
Expected term (in years)	1.5 - 3.5
Expected volatility	17.6% - 22.3%
Expected dividend yield	n/a

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

As of June 30, 2006 there was $126 million of total unrecognized compensation cost related to non-vested VARs granted under the Plan. That cost is expected to be recognized over a period of approximately one year.

A summary of award activity under the Plan as of June 30, 2006 and changes during the six-month period is summarized as follows:

	RPUs (a)		VARs (a)	Weighted Average Exercise Price of VARs (a)	Vested VARs (a)

Outstanding, December 31, 2005	14,452,764	(b)	108,923,171	17.12	63,596,655
Granted	173,197	(c)	3,853	30.00
Exercised	(14,607,438)		(4,195,768)	12.76
Cancelled	(18,523)		(4,124,969)	25.44

Outstanding, June 30, 2006	-		100,606,287	$16.96	56,661,764

(a)	The weighted average exercise price is presented in actual dollars; VARs and RPUs are presented in actual units.
(b)	RPUs, totaling approximately $303 million vested in full on December 31, 2005 and were paid and cancelled on January 31, 2006.
(c)	Weighted average grant date fair value was $11.07.

The following table summarizes the status of the Partnership’s VARs as of June 30, 2006:

	VARs Outstanding (a)			VARs Vested (a)

Range of Exercise Prices	VARs	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	VARs	Weighted Average Exercise Price

$8.74 - $14.79	60,385,665	7.29	$12.54	16,441,142	$8.94
$14.80 - $22.19	19,505,102	5.25	16.80	19,505,102	16.80
$22.20 - $30.00	20,715,520	4.03	30.00	20,715,520	30.00

Total	100,606,287		$16.96	56,661,764	$19.34

(a)	As of June 30, 2006 the aggregate intrinsic value of VARs outstanding and VARs vested was $762 million and $356 million, respectively.

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

All of the above matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate liability with respect to these matters as of June 30, 2006 cannot be ascertained. The potential effect, if any, on the consolidated financial statements of the Partnership, in the period in which these matters are resolved, may be material.

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

7. Subsequent Event

On July 7, 2006, the FCC accepted an application that the Partnership filed in June 2006 seeking to qualify the Partnership to bid on any of the licenses being sold in the Advanced Wireless Services spectrum auction scheduled to commence on August 9, 2006. On July 17, 2006, the Partnership paid to the FCC a fully-refundable $383 million deposit in order to obtain 256 million bidding eligibility units for participation in this auction.

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

Overview

We are the industry-leading wireless communications provider in the United States in terms of profitability, as measured by operating income, and the second largest domestic wireless carrier in terms of the number of total customers and total revenue. We believe, based on publicly available information, that we have the largest base of retail customers, that is, customers who we directly serve and manage and who buy Verizon Wireless-branded service. We offer wireless voice and data services across one of the most extensive wireless networks in the U.S. We believe our significant position within the wireless industry will allow us to take advantage of increasing penetration and usage trends within the United States in the coming years.

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

The following items highlight selected elements of our results of operations and financial position in the second quarter of 2006 as they relate to our key business strategies:

Customer growth: We ended the second quarter of 2006 with 54.8 million customers, an increase of 15.8% over the second quarter of 2005. We added approximately 1.8 million net customers during the quarter while reducing our total churn to 1.13% compared to 1.22% for the second quarter of 2005. All of the 1.8 million net customers were retail customers. Retail customers comprised approximately 95.9% of our total customer base as of June 30, 2006.

Revenue growth: Total revenue grew by 18.0% in the second quarter of 2006, compared to the second quarter of 2005, to $9.3 billion, driven by customer growth and increased data revenue. We continue to experience substantial year-over-year increases in data revenue and data revenue per customer.

Capital expenditures: We invested approximately $3.2 billion in capital in the first six months of 2006, primarily to increase capacity on our network for usage demand and to facilitate the introduction of new products and services through new technologies such as EV-DO.

Cash flows: We generated approximately $6.7 billion of cash from operating activities during the first six months of 2006. We used this cash to invest $3.2 billion primarily in our network through capital expenditures, to reduce our debt by approximately $2.9 billion and to provide approximately $600 million in tax-related distributions to our owners.

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

Intangible Assets

Our principal intangible assets are licenses that provide us with the exclusive right to utilize certain radio frequency spectrum to provide wireless communication services. Our wireless licenses have been treated as an indefinite life intangible asset under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

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

Consolidated Results of Operations

Customers
	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change

Customers (end of period) (thousands)	54,835	47,373	15.8%	54,835	47,373	15.8%
Net additions in the period* (thousands)	1,815	1,921	-5.5%	3,498	3,557	-1.7%
Average monthly churn	1.13%	1.22%	-7.4%	1.16%	1.28%	-9.4%

*	Net additions for the three and six months ended June 30, 2006 includes customers added through property acquisitions of 7 thousand and 24 thousand, respectively. Net additions for the three and six months ended June 30, 2005 includes customers added through property acquisitions of 4 thousand and 36 thousand, respectively.

We ended the second quarter of 2006 with 54.8 million customers, compared to 47.4 million customers at the end of the second quarter of 2005, an increase of approximately 7.5 million net customers, or 15.8% . Substantially all of these net customers were added through internal growth. Approximately 47 thousand of these customers were added as a result of small property acquisitions in Minnesota, California, Michigan, Arizona and Missouri.

All of the 1.8 million net customers added during the second quarter of 2006 were retail customers. Our retail customer base as of June 30, 2006 was approximately 52.6 million, a 16.0% increase over the second quarter of 2005.

The overall composition of our customer base as of June 30, 2006 was approximately 92.5% retail postpaid, 3.4% retail prepaid and 4.1% resellers, compared to 92.4% retail postpaid, 3.2% retail prepaid and 4.4% resellers as of June 30, 2005.

Our total average monthly churn rate, the rate at which customers disconnect service, decreased to 1.13% in the second quarter of 2006 and decreased to 1.16% for the six months ended June 30, 2006, compared to 1.22% in the second quarter of 2005 and 1.28% for the six months ended June 30, 2005. Retail churn decreased to 1.05% in the second quarter of 2006 and decreased to 1.06% for the six months ended June 30, 2006, compared to 1.18% in the second quarter of 2005 and 1.24% for the six months ended June 30, 2005. Retail postpaid churn decreased to 0.87% in the second quarter of 2006 and decreased to 0.90% for the six months ended June 30, 2006, compared to 1.01% in the second quarter of 2005 and 1.06% for the six months ended June 30, 2005. We believe churn was reduced due to our network quality and the success of our retention efforts, such as our return and upgrade programs.

Operating Revenue
(Dollars in Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change

Service revenue	$8,036	$6,874	16.9%	$15,645	$13,431	16.5%
Equipment and other	1,226	972	26.1%	2,430	1,833	32.6%

Total operating revenue	$9,262	$7,846	18.0%	$18,075	$15,264	18.4%

Average service revenue per
customer per month	$49.71	$49.42	0.6%	$49.20	$49.23	-0.1%

Total operating revenue grew by $1,416 million, or 18.0%, in the second quarter of 2006 and $2,811 million, or 18.4%, for the six months ended June 30, 2006, compared to similar periods in 2005.

Service revenue. Service revenue grew by $1,162 million, or 16.9%, in the second quarter of 2006 and $2,214 million, or 16.5%, for the six months ended June 30, 2006, compared to similar periods in 2005. These increases were primarily due to the 15.8% increase in customers as well as increases in data revenue. As we continue to add new customers and services, we expect service revenue to continue to increase.

Data revenue increased by $552 million, or 114%, in the second quarter of 2006 and $1,008 million, or 112%, for the six months ended June 30, 2006, compared to similar periods in 2005. Data revenue accounted for 12.9% and 12.2% of service revenue for the three and six months ended June 30, 2006, respectively, compared to 7.0% and 6.7% for similar periods in 2005.

Average service revenue per customer per month increased slightly to $49.71 for the second quarter of 2006 and decreased slightly to $49.20 for the six months ended June 30, 2006, compared to similar periods in 2005. Average service revenue per customer included an 84% increase in data revenue per customer for the second quarter of 2006 and an 82% increase for the six months ended June 30, 2006, compared to similar periods in 2005, driven by increased use of our messaging and other data services. Our retail service revenue per retail customer, of $50.34, also grew in the second quarter of 2006, compared to the similar period in 2005. However, we continue to experience an increase in the proportion of customers on our family share and America’s Choice price plans, which put downward pressure on average service revenue per customer during the three and six months ended June 30, 2006.

Equipment and other revenue. Equipment and other revenue grew by $254 million, or 26.1%, in the second quarter of 2006 and $597 million, or 32.6%, for the six months ended June 30, 2006, compared to similar periods in 2005. These increases were primarily attributable to an increase in equipment revenue of $149 million, or 21.8%, in the second quarter of 2006 and $400 million, or 31.2%, for the six months ended June 30, 2006, compared to similar periods in 2005. The increases in equipment revenue were attributed to an increase in wireless devices sold, driven by an increase in customer equipment upgrades as well as gross retail customer additions, together with an increase in revenue per unit.

Revenue generated from administrative cost recovery surcharges, which we began to collect in October 2005, was $52 million in the second quarter of 2006 and $102 million for the six months ended June 30, 2006. These surcharges help recover costs we incur related to fees and assessments on our network facilities, certain costs associated with proceedings related to new cell site construction and charges we pay local telephone companies for delivering calls to their customers.

In addition, revenue associated with certain regulatory fees, primarily the Universal Service Fund (“USF”), increased by $43 million in the second quarter of 2006 and increased by $66 million for the six months ended June 30, 2006, compared to similar periods in 2005. The increase in the associated payments of these fees is reflected in selling, general and administrative expense.

Operating Costs and Expenses
(Dollars in Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change

Cost of service	$1,171	$1,018	15.0%	$2,298	$1,979	16.1%
Cost of equipment	1,581	1,264	25.1%	3,119	2,401	29.9%
Selling, general and administrative	2,946	2,607	13.0%	5,705	5,237	8.9%
Depreciation and amortization	1,190	1,175	1.3%	2,464	2,325	6.0%

	$6,888	$6,064	13.6%	$13,586	$11,942	13.8%

Cost of service. Cost of service grew by $153 million, or 15.0%, for the second quarter of 2006 and $319 million, or 16.1%, for the six months ended June 30, 2006, compared to similar periods in 2005. The increase was primarily due to increased network costs caused by increased network usage relating to both our voice and data services, partially offset by lower roaming, local interconnection and long distance rates. Service margins (service revenue less cost of service, divided by service revenue) were approximately 85% for both the second quarter of 2006 and the six months ended June 30, 2006, unchanged compared to similar periods in 2005.

Cost of equipment. Cost of equipment grew by $317 million, or 25.1%, in the second quarter of 2006 and $718 million, or 29.9%, for the six months ended June 30, 2006, compared to similar periods in 2005. The increases were primarily due to an increase in wireless devices sold, driven by higher equipment upgrades and gross retail activations, together with an increase in cost per unit. The increases in wireless devices sold caused negative equipment margins (equipment revenue less equipment cost) to increase for the second quarter of 2006 and the six months ended June 30, 2006, compared to similar periods in 2005. We expect this trend to continue, to the extent we continue to add new customers, upgrade existing customer equipment and sell a higher proportion of advanced wireless devices.

Selling, general and administrative expenses. Selling, general and administrative expenses grew by $339 million, or 13.0%, in the second quarter of 2006 and $468 million, or 8.9%, for the six months ended June 30, 2006, compared to similar periods in 2005. These increases were primarily due to an increase in salary and benefits expense, advertising and promotion costs and regulatory fees.

Salary and benefits expense increased by $191 million for the second quarter of 2006 and $231 million for the six months ended June 30, 2006, compared to similar periods in 2005. These increases were the result of higher per employee salary and benefits costs and an increase in employees, primarily in the sales and customer care areas.

Advertising and promotion costs increased $48 million for the second quarter of 2006 and $73 million for the six months ended June 30, 2006, compared to similar periods in 2005.

In addition, costs associated with certain regulatory fees, primarily USF, increased by $52 million in the second quarter 2006 and $78 million for the six months ended June 30, 2006, compared to similar periods in 2005. The revenue associated with these fees is reflected in equipment and other revenue (see equipment and other revenue discussion above).

Depreciation and amortization. Depreciation and amortization increased by $15 million, or 1.3%, for the quarter ended June 30, 2006 and $139 million, or 6.0%, for the six months ended June 30, 2006, compared to similar periods in 2005. These increases were primarily due to the increase in depreciable assets since the second quarter of 2005, as a result of our network build program. We expect depreciation expense to continue to increase over time as we continue to upgrade and build out our network.

Other Income (Expenses)
(Dollars in Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change

Interest expense, net	$(114)	$(159)	-28.3%	$(251)	$(327)	-23.2%
Minority interests	(68)	(48)	41.7%	(130)	(98)	32.7%
Other, net	7	5	40.0%	5	7	-28.6%
Provision for income taxes	(158)	(114)	38.6%	(288)	(202)	42.6%

Interest expense, net. Interest expense, net, decreased by $45 million, or 28.3%, in the second quarter of 2006 and decreased by $76 million, or 23.2%, for the six months ended June 30, 2006, compared to similar periods in 2005. The decrease in the second quarter of 2006 was primarily due to lower average debt levels, partially offset by an increase in the weighted average interest rate for borrowings from Verizon Communications Inc. (“Verizon”) from approximately 5.0% in the second quarter of 2005 to approximately 5.4% in the second quarter of 2006. The decrease for the six months ended June 30, 2006 was primarily due to an increase in capitalized interest, lower average debt levels and a decrease in the weighted average interest rate for borrowings from Verizon from approximately 5.4% in the first six months of 2005 to approximately 5.3% in the first six months of 2006.

Minority interests. Minority interests increased by $20 million, or 41.7%, for the second quarter of 2006 and $32 million, or 32.7%, for the six months ended June 30, 2006, compared to similar periods in 2005. These increases were mainly attributable to increases in the rate of growth in income from subsidiary partnerships.

Provision for income taxes. Generally, the Partnership is not subject to federal or state tax on income generated from markets it owns directly or through partnership entities. However, the Partnership does own some of its markets through corporate entities, which are required to provide for both federal and state tax on their income. The tax provision was $158 million for the second quarter of 2006 and $288 million for the six months ended June 30, 2006. The effective tax rates were 7.2% for the second quarter of 2006, unchanged compared to the second quarter of 2005 and 7.0% for the six months ended June 30, 2006, unchanged compared to the six months ended June 30, 2005.

Cumulative Effect of Accounting Change
(Dollars in Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change

Cumulative effect of accounting change	$-	$-	-	$(124)	$-	nm

nm = Not meaningful

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

We recorded a cumulative effect of adoption of $124 million as of January 1, 2006 to recognize the effect of initially measuring the outstanding liability awards (VARs) at fair value utilizing a Black-Scholes model. The outstanding liability awards are settled in cash, with the amount of cash based upon the difference between the VAR price on the date of grant and the VAR price on the date of exercise, less applicable taxes. For purposes of the VAR price, we employ the income approach, a standard valuation technique, to arrive at the fair value of the Partnership as defined in our long-term incentive plan on a quarterly basis using publicly available information. See “Financial Statements – Note 5.”

Consolidated Financial Condition

(Dollars in Millions)	Six Months Ended June 30,
	2006	2005	$ Change

Cash Flows Provided By (Used In)
Operating activities	$6,735	$5,553	$1,182
Investing activities	(3,188)	(7,706)	4,518
Financing activities	(3,622)	2,182	(5,804)

(Decrease) Increase in Cash	$(75)	$29	$(104)

Historically, we have funded our operations and other cash needs utilizing internally generated funds and intercompany and external borrowings, and we expect to rely on a combination of these sources to fund continued capital expenditures, acquisitions, distributions and debt service needs. Sources of future intercompany and external financing requirements may include a combination of debt financing provided through intercompany debt facilities with Verizon, borrowings from banks or debt issued in private placements or in the public markets. We believe that internally generated funds will be sufficient to fund anticipated capital expenditures, tax-related distributions and interest payments on our debt in the next several years. Internally generated funds may not be sufficient to repay the principal on our debt when due, or pay additional non-tax-related distributions, and would not be sufficient to honor any exercise by Vodafone Group Plc (“Vodafone”) of its put rights. See “Cash Flows Used in Financing Activities.” To the extent internally generated funds are not sufficient to fund repayment, we expect to refinance our outstanding debt when due, including the $2.5 billion of Fixed Rate Notes due December 15, 2006, with new debt financings, including debt financing provided either through intercompany borrowings, private placements, bank borrowings or public financing, and would also seek other financing to honor any exercise of the put rights.

On February 18, 2005, we signed a floating rate promissory note with Verizon Global Funding Corp. (“VGF”), a wholly-owned subsidiary of Verizon, that permits us to borrow, repay and re-borrow from time to time up to a maximum principal amount of $6.5 billion with a maturity date of February 22, 2008. Amounts borrowed under the note bear interest at a rate per annum equal to one-month LIBOR plus 20 basis points for each interest period, with the interest rate being adjusted on the first business day of each month. Borrowings under this note as of June 30, 2006 were $6.5 billion.

On September 1, 2005, we signed an additional floating rate promissory note (the “Floating Rate Note”) in the amount of approximately $2.4 billion payable to VGF and due on August 1, 2009. Amounts borrowed under the Floating Rate Note bear interest at a rate per annum equal to one-month LIBOR plus 20 basis points for each interest period, with the interest rate being adjusted on the first business day of each month. The Floating Rate Note was effective as of July 1, 2005, and replaced a prior $2.4 billion term note due in 2009 to VGF, which was cancelled as a result. Borrowings under the Floating Rate Note at June 30, 2006 were approximately $2.4 billion.

Also on September 1, 2005, we signed a fixed rate promissory note (the “Fixed Rate Note”) that permits us to borrow, repay and re-borrow from time-to-time up to a maximum principal amount of $9 billion from VGF, with a maturity date of August 1, 2009. Amounts borrowed under the Fixed Rate Note generally bear interest at a rate of 5.8% per annum. The Fixed Rate Note was effective as of July 1, 2005, and replaced a prior demand note due to VGF, which was cancelled as a result. Borrowings under the Fixed Rate Note at June 30, 2006 were approximately $1.6 billion.

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

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for a description of our contractual obligations and commitments as of December 31, 2005. Except as noted herein, there were no material changes to our contractual obligations and commitments as of June 30, 2006 from the information set forth in the Annual Report on Form 10-K.

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. The $6.7 billion in cash flows provided by operating activities during the six months ended June 30, 2006 was used to invest in our network through capital expenditures, reduce our debt and provide distributions to our owners. Cash flows provided by operating activities during the first six months of 2006 increased compared to the similar period in 2005, primarily as a result of an increase in operating income excluding depreciation and amortization.

Cash Flows Used In Investing Activities

Capital expenditures continue to be our primary use of cash. Our capital expenditures, excluding acquisitions, were $3.2 billion for the six months ended June 30, 2006, compared to $3.3 billion for the similar period in 2005, and were used primarily to increase the capacity of our wireless network to meet usage demand, expand our network footprint, facilitate the introduction of new products and services through our EV-DO deployment, enhance responsiveness to competitive challenges, and increase the operating efficiency of our wireless network.

We had immaterial acquisitions and dispositions during the first six months of 2006, including the purchase of small properties in California and Missouri, the purchase of several minority partners’ interests in partnerships where we are the general partner and the sale of our paging business.

We invested $4.1 billion in acquisitions during the first six months of 2005, including approximately $3.0 billion for 23 PCS licenses and certain tax net operating losses through the purchase of NextWave Telecom Inc. stock, $419 million for the Qwest PCS licenses and related network assets, $365 million related to the FCC auction that concluded in February 2005 and $230 million for the Metro PCS, Inc. spectrum. In addition, we made deposits totaling $276 million, representing the full funding commitment of Vista PCS, LLC (“Vista”), for the PCS licenses for which Vista was the high bidder in that

FCC auction. Vista is a joint venture between Valley Communications, LLC (“Valley”) and us, the results of which are consolidated by us. Vista is a Variable Interest Entity as defined by FASB Interpretation No. 46(R) and is controlled by Valley.

Cash Flows Used In Financing Activities

We used cash of approximately $2.9 billion to reduce our intercompany debt during the first six months of 2006. As of June 30, 2006, we had approximately $10.9 billion of term borrowings payable to Verizon.

Our debt securities continue to be accorded high ratings by primary rating agencies. The long-term debt ratings of Verizon Wireless are:

Rating Agency	Rating

Fitch Ratings	A+ with a stable outlook
Moody’s Investor Service *	A2 with a stable outlook
Standard and Poor’s	A with a negative outlook

* On June 20, 2006, upon completion of its review, Moody’s Investor Service raised our debt rating to A2 from A3 and assigned a stable outlook.

Our debt to equity ratio (including partner’s capital subject to redemption) was 27% at June 30, 2006, compared to 35% at December 31, 2005 and 43% at June 30, 2005.

We made approximately $600 million in tax distributions to our partners during the first six months of 2006, including $292 million in the first quarter of 2006 and $308 million in the second quarter of 2006. Our non-tax-related distribution requirement expired in April 2005. Under our partnership agreement, we must continue tax distributions, and it is also contemplated that we will continue to have a policy for non-tax-related distributions, which will provide for distributions at a level as determined from time to time by our board of representatives, taking into account relevant factors, including our financial performance and capital requirements. The board has not yet established a new policy for non-tax-related distributions. In addition, our owners can change our distribution policy at any time or cause us to pay additional distributions.

In addition, under the terms of an agreement entered into among Verizon, Vodafone and us on April 3, 2000, Vodafone may require us to purchase up to an aggregate of $20 billion of Vodafone’s interest in the Partnership, at its then fair market value. Up to $10 billion was redeemable during the 61-day period that opened on June 10 and closed on August 9 in 2005. Vodafone did not exercise its redemption rights during that period. As a result, $20 billion, not to exceed $10 billion in any one year, remains redeemable during the 61-day periods opening on June 10 and closing on August 9 in 2006 and 2007. Verizon has the right, exercisable at its sole discretion, to purchase all or a portion of this interest instead of us. However, even if Verizon exercises this right, Vodafone has the option to require us to purchase up to $7.5 billion of this interest redeemable during the 61-day periods opening on June 10 and closing on August 9 in 2006 and 2007 with cash or contributed debt. Accordingly, $20 billion of partners’ capital has been classified as redeemable on the accompanying consolidated balance sheets. We will need to obtain financing if we are required to repurchase these interests. We have no commitment for such financing. As of August 4, 2006, Vodafone had not exercised its put rights for the 61-day period that will end August 9, 2006.

Market Risk

Our primary market risk relates to changes in interest rates, which could impact results of operations. As of June 30, 2006, we had $8.9 billion of floating rate promissory notes, payable to a subsidiary of Verizon. Amounts borrowed under these promissory notes bear interest at a rate per annum equal to one-month LIBOR plus 20 basis points for each monthly interest period. A change in LIBOR of 100 basis points would change our annual interest expense by approximately $89 million.

Other Factors That May Affect Future Results

Recent Developments

On July 7, 2006, the FCC accepted an application that we filed in June 2006 seeking to qualify us to bid on any of the licenses being sold in the Advanced Wireless Services spectrum auction scheduled to commence on August 9, 2006. On

July 17, 2006, we paid to the FCC a fully-refundable $383 million deposit in order to obtain 256 million bidding eligibility units for participation in this auction.

Recent Accounting Pronouncements

In December 2004, the Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with a) employees, except for certain equity instruments held by employee share ownership plans, and b) non-employees when acquiring goods or services. SFAS No. 123(R) also eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123. SFAS No. 123(R) is supplemented by Staff Accounting Bulletin (“SAB”) No. 107, “Share Based Payments.” This SAB, issued by the SEC in March 2005, expresses the views of the SEC staff regarding the relationship between SFAS No. 123(R) and certain SEC rules and regulations. In particular, this SAB provides guidance related to valuation methods, the classification of compensation expense, non-GAAP financial measures, the accounting for income tax effects of share-based payment arrangements, disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123(R), and interpretations of other share-based payment arrangements. On January 1, 2006 we adopted SFAS No. 123(R) and SAB No. 107.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions, including a rollforward of tax benefits taken that do not qualify for financial statement recognition. The cumulative effect of initially adopting FIN No. 48 will be recorded as an adjustment to the opening balance in Partners’ Capital for the year of adoption and will be presented as a separately stated item. We are required to adopt FIN No. 48 effective January 1, 2007. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN No. 48. We are currently evaluating the provisions of this Interpretation and do not expect the adoption of FIN No. 48 to have a material effect on our consolidated financial statements.

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

  our ability to receive satisfactory service from our key vendors and suppliers including a disruption of the supply of Qualcomm chipsets to a number of our core suppliers or a ban on importation of handsets that include these chipsets from suppliers;

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

Part II - Other Information

Item 1. Legal Proceedings

We are a defendant in three new lawsuits alleging patent infringement. In two cases, both captioned Cellularvision Technology & Telecommunications, L.P. v. Cellco Partnership d/b/a Verizon Wireless (U.S. District Court, Southern District of Florida), plaintiff alleges that, by making, selling, offering to sell, and using a system embodying the patented inventions, we have infringed, and have contributed to and induced infringement of two patents held by plaintiff for a Low Power Multi-Function Cellular Television System and the Transmission of Digital and Analog Signals in the Same Band. Plaintiff seeks unspecified money damages, treble damages, attorneys’ fees and injunctive relief. The complaints were served on May 15, 2006. We have moved to transfer both cases to the District of New Jersey. In St. Clair Intellectual Property Consultants, Inc. v. Cellco Partnership, Verizon Communications Inc., Vodafone Group Plc, et al., filed in the U.S. District Court for the District of Delaware, plaintiff alleges that, by making, offering to sell, importing, using and/or selling digital cameras, we and other defendants have directly, contributorily or by inducement infringed plaintiff’s three patents for “Electronic Still Video Camera With Direct Personal Computer (PC) Compatible Digital Format Output” and patent for “Process For Use In Electronic Camera.” Plaintiff seeks unspecified money damages, treble damages, an accounting, attorneys’ fees and injunctive relief. The complaint has not yet been served. We are not currently able to assess the impact, if any, of these actions on our consolidated financial statements.

We and a number of other telecommunications companies have been the subject of multiple class action suits concerning alleged participation in intelligence-gathering activities allegedly carried out by the federal government, at the direction of the President of the United States, as part of the government’s post-September 11 program to prevent terrorist attacks. Plaintiffs generally allege that Verizon Wireless has participated by permitting the government to gain access to the content of its subscribers’ telephone calls and/or records concerning those calls and that such action violates federal and/or state constitutional and statutory law. Certain parties filed a motion before the Judicial Panel on Multidistrict Litigation (“Panel”), asking the Panel to take jurisdiction of the then-pending actions and transfer, consolidate, and coordinate them, as well as similar actions pending against other telecommunications companies and any future “tag along” actions that may be filed, in the U.S. District Court for the District of Columbia. Argument on the motion was heard on July 27, 2006, and a decision is pending. As appropriate, Verizon Wireless also has asked forum courts to stay further action on the cases before them pending a ruling from the Panel on the transfer motion. Verizon Wireless has not answered or otherwise responded to any of the complaints. We believe that these lawsuits are without merit.

The following describes material developments in legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005:

In Opperman, et al. v. Cellco Partnership, et al (California Superior Court, County of Los Angeles), Zhao v. Verizon Wireless, Inc. (Ohio Court of Common Pleas, Cuyahoga County), and Kaner, et al. v. Cellco Partnership (American Arbitration Association), the court on May 18, 2006 awarded fees and costs to plaintiffs’ counsel in the amount of $2,684,958.

In Farina, the Judicial Panel for Multidistrict Litigation on June 15, 2006 denied plaintiffs’ motion to vacate the conditional transfer order and ordered transfer of the action to MDL 1421 - In re Wireless Telephone Radio Frequency Emissions Products Liability Litigation (U.S. District Court, District of Maryland).

In Campbell, et al. v. Verizon Wireless, et al., the trial court’s May 13, 2004 order approving the settlement became final on May 3, 2006.

On June 9, 2006, the court in In re Cellphone Termination Fee Cases denied certification of a class of current subscribers, but certified a class of former California subscribers who were assessed an early termination fee from July 23, 1999 to the present. The court indicated that it would permit Verizon Wireless to set-off against the early termination fees collected from class members the actual charges that Verizon Wireless would have received from class members as a result of their contractual termination. Plaintiffs have moved for reconsideration of the denial of their motion to certify a class of current subscribers. The court also denied our motion to dismiss the handset lock claims with respect to handsets purchased after the date of the Campbell release, November 2, 2003.

The trial on remedy in In the Matter of Certain Baseband Processor Chips and Chipsets, Transmitter and Receiver (Radio) Chips, Power Control Chips, and Products Containing Same, Including Cellular Telephone Handsets, pending in the United States International Trade Commission (“ITC”), concluded on July 11, 2006 before an ITC administrative law judge. Broadcom has indicated that it seeks an importation exclusion order with respect to EV-DO handsets containing the accused chips, but not with respect to EV-DO data cards, PDAs, smartphones or handheld email devices containing those chips. The ITC staff, which is a party to the proceeding, has supported Broadcom’s position with respect to liability and remedy. The Administrative Law Judge’s initial determination with respect to liability and recommended decision with respect to remedy are expected by August 21, 2006. Upon the vote of one ITC Commissioner, the full ITC will review the Administrative Law Judge's determination with respect to liability. If it is finally determined that a violation exists, the full ITC will determine an appropriate remedy. Any determinations by the full ITC in this matter are expected to be made by December 21, 2006. During a 60-day period following any exclusion order by the ITC, the President may disapprove the order. Further, ITC exclusion orders are reviewable by the U.S. Court of Appeals for the Federal Circuit. Disruption of the supply of Qualcomm EV-DO chips to a number of Verizon Wireless’ core suppliers or a ban on importation of handsets that include these chips could have a material adverse effect on the availability of handsets to sell to Verizon Wireless customers and could therefore have a material adverse effect on our business.

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

CELLCO PARTNERSHIP

Date:	August 7, 2006	By:	/s/ John Townsend

			Name:	John Townsend
			Title:	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Unless otherwise indicated, all information is as of August 4, 2006.