Form 10-Q
period 2006-09-30
CELLCO PARTNERSHIP
filed 2006-11-06
CIK 1175215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 333-92214

Cellco Partnership
(Exact name of registrant as specified in its charter)

Delaware (State of Organization)	22-3372889 (I.R.S. Employer Identification No.)

One Verizon Way Basking Ridge, New Jersey (Address of principal executive offices)	07920 (Zip Code)

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

Large accelerated filer __	Accelerated filer __	Non-accelerated filer Ö_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __  No  Ö_

Table of Contents

Item No.

Part I. Financial Information			Page

1	.	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Operations
		Three and nine months ended September 30, 2006 and 2005	1

		Condensed Consolidated Balance Sheets
		September 30, 2006 and December 31, 2005	2

		Condensed Consolidated Statements of Cash Flows
		Nine months ended September 30, 2006 and 2005	3

		Notes to Unaudited Condensed Consolidated Financial Statements	4

2	.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	12

3	.	Quantitative and Qualitative Disclosures About Market Risk	22

4	.	Controls and Procedures	22

Part II. Other Information

1	.	Legal Proceedings	23

1	A.	Risk Factors	24

6	.	Exhibits	25

Signature			26

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Operations
Cellco Partnership (d/b/a Verizon Wireless)

(Dollars in Millions) (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Operating Revenue
Service revenue	$8,469	$7,270	$24,114	$20,701
Equipment and other	1,400	1,081	3,830	2,914

Total operating revenue	9,869	8,351	27,944	23,615

Operating Costs and Expenses
Cost of service (excluding depreciation and amortization
related to network assets included below)	1,216	1,113	3,514	3,092
Cost of equipment	1,714	1,406	4,833	3,807
Selling, general and administrative	3,132	2,814	8,837	8,051
Depreciation and amortization	1,220	1,199	3,684	3,524

Total operating costs and expenses	7,282	6,532	20,868	18,474

Operating Income	2,587	1,819	7,076	5,141

Other Income (Expenses)
Interest expense, net	(95)	(137)	(346)	(464)
Minority interests	(64)	(56)	(194)	(154)
Other, net	8	3	13	10

Income before provision for income taxes	2,436	1,629	6,549	4,533
Provision for income taxes	(160)	(96)	(448)	(298)

Income before cumulative effect of accounting change	2,276	1,533	6,101	4,235

Cumulative effect of accounting change	-	-	(124)	-

Net Income	$2,276	$1,533	$5,977	$4,235

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Cellco Partnership (d/b/a Verizon Wireless)

(Dollars in Millions) (Unaudited)	September 30,	December 31,
	2006	2005

Assets
Current assets
Cash	$342	$328
Receivables, net of allowances of $198 and $193	3,026	2,762
Due from affiliates, net	75	91
Unbilled revenue	308	332
Inventories, net	886	901
Prepaid expenses and other current assets	388	354

Total current assets	5,025	4,768

Property, plant and equipment, net	24,170	22,790
Wireless licenses, net	48,473	47,781
Other intangibles, net	49	176
Deferred charges and other assets, net	899	819

Total assets	$78,616	$76,334

Liabilities and Partners’ Capital
Current liabilities
Short-term obligations, including current maturities	$2,499	$2,497
Accounts payable and accrued liabilities	5,030	4,252
Advance billings	1,017	889
Other current liabilities	99	144

Total current liabilities	8,645	7,782

Due to affiliate	9,160	13,834
Deferred tax liabilities, net	5,934	5,706
Other non-current liabilities	1,387	769

Total liabilities	25,126	28,091

Minority interests in consolidated entities	1,686	1,650
Partner’s capital subject to redemption	10,000	20,000
Commitments and contingencies (see Note 7)
Partners’ capital
Capital	41,856	26,645
Accumulated other comprehensive loss	(52)	(52)

Total partners’ capital	41,804	26,593

Total liabilities and partners’ capital	$78,616	$76,334

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Cellco Partnership (d/b/a Verizon Wireless)

(Dollars in Millions) (Unaudited)	Nine Months Ended September 30,
	2006	2005

Cash Flows from Operating Activities
Net income	$5,977	$4,235
Add: Cumulative effect of accounting change	124	-

Income before cumulative effect of accounting change	6,101	4,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,684	3,524
Minority interests	194	154
Other, net	3	2
Changes in certain assets and liabilities (net of the effects of purchased
businesses)	907	283

Net cash provided by operating activities	10,889	8,198

Cash Flows from Investing Activities
Capital expenditures	(4,801)	(4,962)
Acquisitions of businesses, licenses and other assets, net of cash acquired	(52)	(4,249)
Wireless license deposits	(383)	(307)
Other, net	(14)	11

Net cash used in investing activities	(5,250)	(9,507)

Cash Flows from Financing Activities
Net proceeds from (payments to) affiliates	(4,674)	4,792
Net change in short-term obligations	(4)	(1,533)
Contribution from partner, net	-	512
Distributions to partners	(793)	(2,316)
Contributions from minority investors	5	14
Distributions to minority investors	(159)	(110)

Net cash provided by (used in) financing activities	(5,625)	1,359

Increase in cash	14	50
Cash, beginning of period	328	171

Cash, end of period	$342	$221

See Notes to Unaudited Condensed Consolidated Financial Statements

Notes to Unaudited Condensed Consolidated Financial Statements
Cellco Partnership (d/b/a Verizon Wireless)

1. Background and Basis of Presentation

Cellco Partnership (the ‘‘Partnership’’), doing business as Verizon Wireless, provides wireless voice and data services and related equipment to consumers and business customers in the markets in which it operates. The Partnership is the largest domestic wireless carrier in terms of total revenue and the most profitable, as measured by operating income. The Partnership offers wireless voice and data services across one of the most extensive wireless networks in the U.S.

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

The Partnership recorded a cumulative effect of adoption as of January 1, 2006 to recognize the effect of initially measuring the outstanding liability awards (Value Appreciation Rights or “VARs”) granted under the 2000 Verizon Wireless Long-Term Incentive Plan (the “Plan”) at fair value utilizing a Black-Scholes model. The outstanding liability awards are settled in cash, with the amount of cash based upon the difference between the VAR price on the date of grant and the VAR price on the date of exercise, less applicable taxes. For purposes of the VAR price, the Partnership employs the income approach, a standard valuation technique, to arrive at the fair value of the Partnership, as defined in the Plan, on a quarterly basis using publicly available information (see Note 6).

In July 2006, the FASB issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions, including a roll-forward of tax benefits taken that do not qualify for financial statement recognition. The cumulative effect of initially adopting FIN 48, to the extent applicable, will be recorded as an adjustment to the opening balance in Partners’ Capital for the year of adoption and will be presented as a separately stated item. The Partnership is required to adopt FIN 48 effective January 1, 2007. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Partnership is currently evaluating the provisions of this interpretation.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 changes the definition of fair value, as defined by previous statements, to “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” This statement also establishes a fair value-based hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based). The Partnership is required to adopt FAS No. 157 effective January 1, 2008. The Partnership is currently evaluating the provisions of this statement.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an entity that sponsors one or more single-employer defined benefit plans to recognize the over or underfunded status of the benefit plan as an asset or liability and measure the plan assets and benefit obligations as of the annual balance sheet date. The Partnership is required to adopt SFAS No. 158 effective December 31, 2006. The Partnership is currently evaluating the provisions of this statement.

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

The changes in the carrying amount of wireless licenses are as follows:

(Dollars in Millions)	Wireless Licenses, Net (a)	Wireless Licenses Associated with Equity Method Investments (b)	Total

Balance, net, as of January 1, 2006	$47,781	$24	$47,805
Wireless licenses acquired (See Note 3)	386	-	386
Other, net	306	(2)	304

Balance, net, as of September 30, 2006	$48,473	$22	$48,495

(a)	Interest costs of $186 were capitalized in wireless licenses during the nine months ended September 30, 2006.
(b)	Included in deferred charges and other assets, net.

Other intangibles, net, consist of the following:

(Dollars in Millions)	September 30,	December 31,
	2006	2005

Customer lists (4-7 yrs.) (a)	$124	$3,436
Other (8 yrs.)	22	21

	146	3,457
Less: accumulated amortization (b)(c)	97	3,281

Other intangibles, net	$49	$176

(a)	The Partnership retired approximately $3.3 billion of fully amortized customer lists in the second quarter of 2006.
(b)	Amortization expense for the three and nine months ended September 30, 2006 was $5 and $132, respectively. Amortization expense for the three and nine months ended September 30, 2005 was $117 and $348, respectively.
(c)	Based solely on amortizable intangible assets existing at September 30, 2006, the estimated amortization expense for the five succeeding fiscal years is as follows:
Remainder of 2006	$6
2007	$17
2008	$11
2009	$6
2010	$5
thereafter	$4

3. Business Combinations and Other Acquisitions

Vista PCS LLC (“Vista”), a joint venture between the Partnership and Valley Communications, LLC (“Valley”), was high bidder on 37 of 242 PCS licenses auctioned by the FCC in February 2005. These licenses were available only to entities qualifying as an “entrepreneur” under FCC rules. Vista qualified as an "entrepreneur" under FCC rules. Vista is also a Variable Interest Entity as defined by FIN 46(R). Vista's results are consolidated by the Partnership because the Partnership deems itself to be the primary beneficiary of Vista, in accordance with FIN 46(R). Valley has voting control of Vista in that it has two of the three votes on Vista's Management Committee while the Partnership has the remaining vote. Vista’s winning bids in the FCC auction totaled $332 million. The 37 licenses cover a population of approximately 34.4 million, including approximately 2.2 million in markets where the Partnership does not currently hold licenses. The licenses cover major markets such as Charlotte, Cincinnati, Houston, Norfolk, Pittsburgh and Seattle. The FCC granted Vista these licenses in March 2006.

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

On May 13, 2005, the Partnership was granted 26 FCC licenses won in the FCC auction that concluded on February 15, 2005 of 242 PCS licenses (“Auction 58”). The Partnership was the high bidder on these licenses with bids totaling $365 million. The 26 licenses cover a population of approximately 20 million, including approximately 2.2 million in markets where the Partnership did not previously hold licenses. The licenses cover major markets, such as Charlotte, Cleveland, St. Louis and San Diego. The Partnership has made all required payments to the FCC for these licenses.

On July 13, 2005, the Partnership completed the purchase of spectrum licenses in 10 North Carolina markets from Urban Comm-North Carolina for $68.5 million. The purchase included 10, 20 and 30 MHz licenses, in the 1.9 GHz PCS frequency range, covering a population of 3.9 million people. Three of the licenses provide spectrum to expand the

Partnership’s network to meet customers’ increasing demand for services in areas the Partnership currently serves, including Raleigh-Durham, Fayetteville and Burlington. The remaining licenses help expand the Partnership’s footprint into new markets, including Wilmington, Greenville, Rocky Mount, Roanoke Rapids, Goldsboro, New Bern and Jacksonville.

On August 3, 2005, the Partnership completed the purchase of 23 PCS licenses and related network assets from Cricket Communications, Inc., a subsidiary of Leap Wireless International, Inc., and certain of its affiliates, for approximately $103 million in cash, which included purchase price adjustments and deferred consideration of approximately $3 million. The licenses cover the Michigan BTAs of Battle Creek, Flint, Kalamazoo and Jackson, and 16 other markets in Michigan, Wisconsin, Alabama, Arkansas, Mississippi and New York. These licenses provide for additional expansion into markets in Michigan, Arkansas, Alabama, Mississippi and Wisconsin, and necessary capacity for existing markets in Michigan, Arkansas, Alabama, Mississippi and upstate New York.

Other acquisitions in the nine months ended September 30, 2006 and 2005 consisted of various individually immaterial partnership interests and wireless licenses.

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

The following table presents information about the Partnership’s acquisitions for the nine months ended September 30, 2006 and 2005:

(Dollars in Millions)	Acquisition	Purchase	Wireless	Net Tangible	Other Assets and
	Date	Price (a)	Licenses	Assets	Liabilities, net

2006
Vista PCS (b)	March 2006	$332	$349	$-	$(17)
Various	Various	$52	$37	$7	$8

2005
Qwest	March 2005	$419	$393	$39	$(13)
NextWave (c)	April 2005	3,003	4,417	-	(1,414)
Auction 58 (d)	May 2005	365	365	-	-
Metro PCS	May 2005	230	230	-	-
Leap (e)	August 2005	103	95	8	-
Various	Various	$163	$156	$3	$4

(a)	Purchase price includes cash, assumption of debt, other liabilities, as well as the fair value of assets exchanged, as applicable.
(b)	The FCC licenses were granted to Vista and reclassified from Deferred charges and other assets, net to Wireless licenses, net in the first quarter of 2006.
(c)	Included in the transaction is a deferred tax liability, net and a deferred tax adjustment of approximately $155 million recorded in the second quarter of 2006.
(d)	Purchase price includes approximately $31 million of deposits paid in 2004.
(e)	Includes approximately $3 million of purchase price adjustments and deferred consideration.

4. Verizon Wireless of the East

On August 15, 2002, the Partnership acquired substantially all of the operating assets of Price Communications Wireless, Inc. (“Price”), a subsidiary of Price Communications Corp., pursuant to an agreement dated as of December 18, 2001, as amended. The transaction was valued at $1,702 million, including $550 million ($700 million debt less $150 million cash contributed by Price) in net debt assumed and redeemed. On December 17, 2001 a new limited partnership, Verizon Wireless of the East LP, was formed for the purpose of acquiring the assets to be contributed by Price and subsidiaries of the Partnership. The Partnership contributed certain of its assets to the new limited partnership in exchange for a managing general partner interest and a limited partner interest. In exchange for its contributed assets, Price received a preferred limited partnership interest in Verizon Wireless of the East LP that was exchangeable under certain circumstances into equity of Verizon Wireless (if an initial public offering of such equity occurred) or mandatorily into common stock of Verizon Communications Inc. (“Verizon”) on the fourth anniversary of the asset contribution (August 15, 2006) if a qualifying initial public offering of Verizon Wireless equity had not occurred prior to such anniversary (“the mandatory exchange”). Pursuant to the limited partnership agreement, the profits of Verizon Wireless of the East LP were allocated on a preferred basis to Price’s capital account quarterly in an amount up to, but not exceeding, 2.915% per annum (based on the weighted daily average balance of Price’s capital account). Price’s initial capital account balance for its preferred interest was $1,113 million, which was included in minority interests in consolidated entities in the consolidated balance sheets. On August 15, 2006, Price exchanged its preferred limited partnership interest in Verizon Wireless of the East LP for 29.5 million shares of Verizon’s common stock. Verizon’s interest in Verizon Wireless of the East LP of $1,179 million is included in minority interests in consolidated entities on the consolidated balance sheets. Verizon Wireless of the East LP is controlled and consolidated by the Partnership.

5. Debt and Due to Affiliate

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

On November 17, 2003, the Partnership and Verizon Wireless Capital LLC co-issued another private placement of $1.5 billion floating rate notes. The net proceeds from the sale of the notes were used to repay the $1.5 billion floating rate notes that matured in December 2003 and a $24 million bank credit facility. On May 23, 2005, the Partnership repaid these floating rate notes with proceeds obtained through intercompany borrowings.

The $2.5 billion, net of an original $12 million discount, fixed rate notes bear interest at a rate of 5.375% due semi-annually on each June 15 and December 15. The discount is amortized using the effective interest method. Net capitalized debt issuance costs, included in deferred charges and other assets, net in the September 30, 2006 and December 31, 2005 consolidated balance sheets, amounted to $1 million and $2 million, respectively, and are amortized in the consolidated statements of operations and comprehensive income using the straight-line method.

The fixed rate notes are unsecured and unsubordinated obligations that can be redeemed at any time at a purchase price equal to 100% of the principal amount plus the following: i) accrued interest, ii) unpaid interest on the principal amount being redeemed to the redemption date, and iii) an additional premium. These notes are non-recourse against any existing or future partners of the Partnership and contain customary events of default and customary non-financial covenants. The Partnership was in compliance with all covenants at September 30, 2006.

Term Notes Payable to Affiliate

In conjunction with its acquisition of the operating assets of Price Communications Wireless, Inc. (“Price”) in August 2002, Verizon Wireless of the East LP obtained a $350 million term note from Verizon Investments Inc., a wholly-owned subsidiary of Verizon. These funds were used to partially fund the redemption of debt assumed from Price. In September 2006, Verizon Wireless of the East LP repaid in full and cancelled this note using the proceeds of a $350 million floating rate note payable by Verizon Wireless of the East LP to the Partnership, with a maturity date of February 18, 2011. This note bears interest at a rate per annum computed monthly based upon the weighted cost of the Partnership’s outstanding borrowings during the month. The Partnership financed this new note using intercompany borrowings from an affiliate of Verizon.

On February 18, 2005, the Partnership signed a floating rate promissory note with Verizon Global Funding Corp. (“VGF”), a wholly-owned subsidiary of Verizon, that permits the Partnership to borrow, repay and re-borrow from time-to-time up to a maximum principal amount of $6.5 billion with a maturity date of February 22, 2008. Amounts borrowed under the note bear interest at a rate per annum equal to one-month LIBOR plus 20 basis points for each interest period, with the interest rate being adjusted on the first business day of each month. Borrowings under this note as of September 30, 2006 were $6.3 billion.

On September 1, 2005, the Partnership signed an additional floating rate promissory note (the “Floating Rate Note”) in the amount of approximately $2.4 billion payable to VGF, and due on August 1, 2009. Amounts borrowed under the Floating Rate Note bear interest at a rate per annum equal to one-month LIBOR plus 20 basis points for each interest period, with the interest rate being adjusted on the first business day of each month. The Floating Rate Note was effective as of July 1, 2005, and replaced a prior $2.4 billion term note due in 2009 to VGF, which was cancelled as a result. Borrowings under the Floating Rate Note at September 30, 2006 were approximately $2.4 billion.

Also on September 1, 2005, the Partnership signed a fixed rate promissory note (the “Fixed Rate Note”) that permits the Partnership to borrow, repay and re-borrow from time-to-time up to a maximum principal amount of $9.0 billion from VGF, with a maturity date of August 1, 2009. Amounts borrowed under the Fixed Rate Note generally bear interest at a rate of 5.8% per annum. The Fixed Rate Note was effective as of July 1, 2005, and replaced a prior demand note due to VGF, which was cancelled as a result. Borrowings under the Fixed Rate Note at September 30, 2006 were approximately $429 million.

These borrowings are classified as due to affiliate (long-term) on the accompanying condensed consolidated balance sheet as of September 30, 2006.

Effective February 1, 2006, VGF was merged with and into Verizon, making Verizon the lender on all of our notes previously payable to VGF. On March 1, 2006, Verizon assigned these notes to a wholly-owned subsidiary, Verizon Financial Services LLC.

6. Long-Term Incentive Plan

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

On January 1, 2006 the Partnership adopted SFAS No. 123(R). The Partnership recognized compensation expense resulting from the Plan of approximately $474 million for the nine months ended September 30, 2006. Included in the $474 million of compensation expense for the nine months ended September 30, 2006 was a cumulative effect of accounting change of $124 million, which represented the effect of initially measuring the fair value of the Partnership’s VARs utilizing an option pricing model. The Partnership recognized $465 million of compensation expense for the nine months ended September 30, 2005 under the recognition provisions of SFAS No. 123.

With the adoption of SFAS No. 123(R), the Partnership began estimating the fair value of VARs granted using a Black-Scholes option valuation model. The following table summarizes the assumptions used in the model during the nine months ended September 30, 2006:

Ranges

Risk-free rate	4.7% - 5.2%
Expected term (in years)	1.3 - 3.5
Expected volatility	17.6% - 22.3%
Expected dividend yield	n/a

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

As of September 30, 2006 there was $95 million of total unrecognized compensation cost related to non-vested VARs granted under the Plan. That cost is expected to be recognized within one year.

For the three and nine months ended September 2006, the intrinsic value of VARs exercised during the period was $19 million and $60 million, respectively. For the three and nine months ended September 30, 2005, the intrinsic value of VARs exercised during the period was $276 million and $305 million, respectively.

For the three and nine months ended September 30, 2005, the fair value of VARs vested was $555 million and $564 million, respectively.

Cash paid to settle VARs for the nine months ended September 30, 2006 and 2005 was $54 million and $283 million, respectively.

A summary of award activity under the Plan as of September 30, 2006 and changes during the nine-month period is summarized as follows:

	RPUs (a)		VARs (a)	Weighted Average Exercise Price of VARs (a)	Vested VARs (a)

Outstanding, December 31, 2005	14,452,764	(b)	108,923,171	$17.12	63,596,655
Granted	173,197	(c)	-	-
Exercised	(14,607,439)		(5,835,622)	12.77
Cancelled/Forfeited	(18,522)		(6,327,070)	23.40

Outstanding, September 30, 2006	-		96,760,479	$16.97	54,009,696

(a)	The weighted average exercise price is presented in actual dollars; VARs and RPUs are presented in actual units.
(b)	RPUs, totaling approximately $303 million vested in full on December 31, 2005 and were paid and cancelled on January 31, 2006.
(c)	Weighted average grant date fair value was $11.07.

The following table summarizes the status of the Partnership’s VARs as of September 30, 2006:

	VARs Outstanding (a)			VARs Vested (a)

Range of Exercise Prices	VARs	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	VARs	Weighted Average Exercise Price

$8.74 - $14.79	58,273,462	7.05	$12.57	15,522,679	$8.95
$14.80 - $22.19	18,556,205	5.00	16.79	18,556,205	16.79
$22.20 - $30.00	19,930,812	3.78	30.00	19,930,812	30.00

Total	96,760,479		$16.97	54,009,696	$19.41

(a)	As of September 30, 2006 the aggregate intrinsic value of VARs outstanding and VARs vested was $844 million and $387 million, respectively.

7. Commitments and Contingencies

Under the terms of an agreement entered into among the Partnership, Verizon, and Vodafone Group Plc (“Vodafone”) on April 3, 2000, Vodafone obtained the right to require the Partnership to purchase up to an aggregate of $20 billion of

Vodafone’s interest in the Partnership, at its then fair market value. Up to $10 billion was redeemable during the 61-day periods that opened on June 10 and closed on August 9 in 2004 and 2005. Vodafone did not exercise its redemption rights during those periods. As a result, $20 billion, not to exceed $10 billion in any one year, remained redeemable during the 61-day periods opening on June 10 and closing on August 9 in 2006 and 2007. Vodafone did not exercise its redemption rights during the period opening June 10 and closing on August 9 in 2006. As a result, Vodafone has the right to redeem $10 billion of its interest in the Partnership during the 61-day period opening on June 10 and closing on August 9 in 2007. Verizon has the right, exercisable at its sole discretion, to purchase all or a portion of this interest instead of the Partnership. However, even if Verizon exercises this right, Vodafone has the option to require the Partnership to purchase up to $7.5 billion of this interest redeemable during the 61-day period opening on June 10 and closing on August 9 in 2007 with cash or contributed debt. Accordingly, $10 billion of partners’ capital has been classified as redeemable on the accompanying condensed consolidated balance sheets as of September 30, 2006.

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

On July 7, 2006, the FCC accepted an application that the Partnership filed in June 2006 seeking to qualify the Partnership to bid on any of the licenses being sold in the Advanced Wireless Services spectrum auction scheduled to commence on August 9, 2006. On July 17, 2006, the Partnership paid to the FCC a $383 million deposit in order to obtain 256 million bidding eligibility units for participation in this auction. The payments made by the Partnership to the FCC have been reflected as deposits and are included in Deferred Charges and Other Assets, net in the accompanying condensed consolidated balance sheet. On September 18, 2006 the FCC concluded the Advanced Wireless Services spectrum auction. The Partnership was the high bidder on thirteen 20 MHz licenses covering a population of nearly 200 million, with bids totaling $2.8 billion. The Partnership expects to pay to the FCC the remaining $2.4 billion owed with respect to these licenses in October 2006 and to receive these licenses, pending FCC approval, in the fourth quarter of 2006 or early in the first quarter of 2007.

All of the above matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate liability with respect to these matters as of September 30, 2006 cannot be ascertained. The potential effect, if any, on the consolidated financial statements of the Partnership, in the period in which these matters are resolved, may be material.

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

8. Subsequent Events

On September 18, 2006 the FCC concluded its Advanced Wireless Services spectrum auction. The Partnership was the high bidder on thirteen 20 MHz licenses covering a population of nearly 200 million, with bids totaling $2.8 billion. On October 4, 2006, the Partnership paid to the FCC an additional $178 million deposit relating to the licenses on which the Partnership was the high bidder. Subsequently, on October 19, 2006 the Partnership paid the remaining balance of approximately $2.2 billion to the FCC. The Partnership expects the licenses to be granted by the FCC in the fourth quarter of 2006 or early in the first quarter of 2007.

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

Overview

We are the largest domestic wireless carrier in terms of total revenue and the most profitable, as measured by operating income. We believe, based on publicly available information, that we have the largest base of retail customers, that is, customers who we directly serve and manage and who buy Verizon Wireless-branded service. We offer wireless voice and data services across one of the most extensive wireless networks in the U.S. We believe our significant position within the wireless industry will allow us to take advantage of increasing penetration and usage trends within the United States in the coming years.

Our goal is to be the acknowledged market leader in providing wireless voice and data communication services in the U.S. Our focus is on providing a high-quality, differentiated service across a cost-efficient network designed to meet the growing needs of our customers. To accomplish this goal, we will continue to implement the following key elements of our business strategy:

■	Provide the highest network quality through our code division multiple access (“CDMA”) 1XRTT technology and Evolution Data Optimized (“EV-DO”) technology, which significantly increases data transmission rates.

■	Profitably acquire, satisfy and retain our customers and increase the value of our service offerings to customers while achieving revenue and net income growth.

■	Continue to expand our wireless data, messaging and multi-media offerings for both consumer and business customers and take advantage of the growing demand for wireless data services.

■	Focus on operating margins and capital efficiency by driving down costs and leveraging our scale.

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

The following items highlight selected elements of our results of operations and financial position in the third quarter of 2006 as they relate to our key business strategies:

Customer growth: We ended the third quarter of 2006 with 56.7 million customers, an increase of 15.1% over the third quarter of 2005. We added approximately 1.9 million net customers during the quarter while reducing our total churn to 1.24% compared to 1.29% for the third quarter of 2005. Our retail customer base as of September 30, 2006 was approximately 54.6 million, a 15.6% increase over the third quarter of 2005, and comprised approximately 96.2% of our total customer base.

Revenue growth: Total revenue grew by 18.2% in the third quarter of 2006, compared to the third quarter of 2005, to $9.9 billion, driven by customer growth and increased data revenue. We continue to experience substantial year-over-year increases in data revenue and data revenue per customer.

Capital expenditures: We invested approximately $4.8 billion in capital in the first nine months of 2006, primarily to increase capacity on our network for usage demand and to facilitate the introduction of new products and services through new technologies such as EV-DO.

Cash flows: We generated approximately $10.9 billion of cash from operating activities during the first nine months of 2006. We used this cash to invest $4.8 billion, primarily in our network through capital expenditures, to reduce our debt by approximately $4.7 billion and to provide approximately $793 million in tax-related distributions to our owners.

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

Consolidated Results of Operations

Customers

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change

Customers (end of period) (thousands)	56,747	49,291	15.1%	56,747	49,291	15.1%
Net additions in the period* (thousands)	1,912	1,918	-0.3%	5,410	5,475	-1.2%
Average monthly churn	1.24%	1.29%	-3.9%	1.18%	1.28%	-7.8%

* Net additions for the nine months ended September 30, 2006 includes customers added through property acquisitions of 24 thousand. Net additions for the three and nine months ended September 30, 2005 includes customers added through property acquisitions of 11 thousand and 47 thousand, respectively.

We ended the third quarter of 2006 with 56.7 million customers, compared to 49.3 million customers at the end of the third quarter of 2005, an increase of approximately 7.5 million net customers, or 15.1% . All of these net customers were added through internal growth, except for approximately 36 thousand added as a result of small property acquisitions in California, Arizona and Missouri.

We added nearly 2.0 million net retail customers and 1.9 million net total customers during the third quarter of 2006. Our retail customer base as of September 30, 2006 was approximately 54.6 million, a 15.6% increase over the third quarter of 2005.

The overall composition of our customer base as of September 30, 2006 was approximately 92.7% retail postpaid, 3.45% retail prepaid and 3.85% resellers, compared to 92.6% retail postpaid, 3.1% retail prepaid and 4.3% resellers as of September 30, 2005.

Our total average monthly churn rate, the rate at which customers disconnect service, decreased to 1.24% in the third quarter of 2006 and decreased to 1.18% for the nine months ended September 30, 2006, compared to 1.29% in the third quarter of 2005 and 1.28% for the nine months ended September 30, 2005.

Retail churn decreased to 1.15% in the third quarter of 2006 and decreased to 1.09% for the nine months ended September 30, 2006, compared to 1.25% in the third quarter of 2005 and 1.24% for the nine months ended September 30, 2005.

Retail postpaid churn decreased to 0.95% in the third quarter of 2006 and decreased to 0.92% for the nine months ended September 30, 2006, compared to 1.08% in the third quarter of 2005 and 1.07% for the nine months ended September 30, 2005.

We believe retail churn was reduced due to our network quality and the success of our retention efforts, such as our return and upgrade programs.

Operating Revenue
(Dollars in Millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change

Service revenue	$8,469	$7,270	16.5%	$24,114	$20,701	16.5%
Equipment and other	1,400	1,081	29.5%	3,830	2,914	31.4%

Total operating revenue	$9,869	$8,351	18.2%	$27,944	$23,615	18.3%

Average service revenue per
customer per month	$50.59	$50.13	0.9%	$49.68	$49.54	0.3%

Total operating revenue grew by $1,518 million, or 18.2%, in the third quarter of 2006 and $4,329 million, or 18.3%, for the nine months ended September 30, 2006, compared to similar periods in 2005.

Service revenue. Service revenue grew by $1,199 million, or 16.5%, in the third quarter of 2006 and $3,413 million, or 16.5%, for the nine months ended September 30, 2006, compared to similar periods in 2005. These increases were primarily due to the 15.1% increase in customers as well as increases in data revenue. As we continue to add new customers and services, we expect service revenue to continue to increase.

Data revenue increased by $584 million, or 95%, in the third quarter of 2006 and $1,592 million, or 105%, for the nine months ended September 30, 2006, compared to similar periods in 2005. Data revenue accounted for 14.1% and 12.9% of service revenue for the three and nine months ended September 30, 2006, respectively, compared to 8.4% and 7.3% for similar periods in 2005.

Average service revenue per customer per month increased slightly to $50.59 for the third quarter of 2006 and $49.68 for the nine months ended September 30, 2006, compared to similar periods in 2005. Average service revenue per customer included a 69% increase in data revenue per customer for the third quarter of 2006 and a 77% increase for the nine months ended September 30, 2006, compared to similar periods in 2005, driven by increased use of our messaging and other data services. Our retail service revenue per retail customer of $51.21 also grew in the third quarter of 2006, compared to the similar period in 2005. However, we continue to experience increases in the proportion of customers on our family share price plans, which put downward pressure on average service revenue per customer during the three and nine months ended September 30, 2006.

Equipment and other revenue. Equipment and other revenue grew by $319 million, or 29.5%, in the third quarter of 2006 and $916 million, or 31.4%, for the nine months ended September 30, 2006, compared to similar periods in 2005. These increases were primarily attributable to an increase in equipment revenue of $170 million, or 21%, in the third quarter of 2006 and $570 million, or 27%, for the nine months ended September 30, 2006, compared to similar periods in 2005. The increases in equipment revenue were attributed to an increase in wireless devices sold, driven by an increase in customer equipment upgrades as well as gross retail customer additions, together with an increase in revenue per unit.

Revenue generated from administrative cost recovery surcharges, which we began to collect in October 2005, was $58 million in the third quarter of 2006 and $160 million for the nine months ended September 30, 2006. These surcharges help recover costs we incur related to fees and assessments on our network facilities, certain costs associated with proceedings related to new cell site construction and charges we pay local telephone companies for delivering calls to their customers.

In addition, revenue associated with certain regulatory fees, primarily the Universal Service Fund (“USF”), increased by $58 million in the third quarter of 2006 and increased by $124 million for the nine months ended September 30, 2006, compared to similar periods in 2005. The increase in the associated payments of these fees is reflected in selling, general and administrative expense.

Operating Costs and Expenses
(Dollars in Millions)	Three Months Ended September 30,			Nine months Ended September 30,
	2006	2005	% Change	2006	2005	% Change

Cost of service	$1,216	$1,113	9.3%	$3,514	$3,092	13.6%
Cost of equipment	1,714	1,406	21.9%	4,833	3,807	27.0%
Selling, general and administrative	3,132	2,814	11.3%	8,837	8,051	9.8%
Depreciation and amortization	1,220	1,199	1.8%	3,684	3,524	4.5%

	$7,282	$6,532	11.5%	$20,868	$18,474	13.0%

Cost of service. Cost of service grew by $103 million, or 9.3%, for the third quarter of 2006 and $422 million, or 13.6%, for the nine months ended September 30, 2006, compared to similar periods in 2005. The increase was primarily due to increased network costs caused by increased network usage relating to both our voice and data services, partially offset by lower roaming, local interconnection and long distance rates. Service margins (service revenue less cost of service, divided by service revenue) were approximately 86% for the third quarter of 2006 and 85% for the nine months ended September 30, 2006, compared to approximately 85% for both periods in 2005.

Cost of equipment. Cost of equipment grew by $308 million, or 21.9%, in the third quarter of 2006 and $1,026 million, or 27.0%, for the nine months ended September 30, 2006, compared to similar periods in 2005. The increases were primarily due to an increase in wireless devices sold, driven by higher equipment upgrades and gross retail activations, together with an increase in cost per unit. The increases in wireless devices sold caused negative equipment margins (equipment revenue less equipment cost) to increase for the third quarter of 2006 and the nine months ended September 30, 2006, compared to similar periods in 2005. We expect this trend to continue, to the extent we continue to add new customers, upgrade existing customer equipment and sell a higher proportion of more advanced wireless devices.

Selling, general and administrative expenses. Selling, general and administrative expenses grew by $318 million, or 11.3%, in the third quarter of 2006 and $786 million, or 9.8%, for the nine months ended September 30, 2006, compared to similar periods in 2005. These increases were primarily due to an increase in salary and benefits expense, advertising and promotion costs and regulatory fees.

Salary and benefits expense increased by $168 million for the third quarter of 2006 and $399 million for the nine months ended September 30, 2006, compared to similar periods in 2005. These increases were the result of an increase in employees, primarily in the sales and customer care areas, and higher per-employee salary and benefits costs.

Advertising and promotion costs increased $40 million for the third quarter of 2006 and $113 million for the nine months ended September 30, 2006, compared to similar periods in 2005.

In addition, costs associated with certain regulatory fees, primarily USF, increased by $62 million in the third quarter 2006 and $140 million for the nine months ended September 30, 2006, compared to similar periods in 2005. The revenue associated with these fees is reflected in equipment and other revenue (see equipment and other revenue discussion above).

Depreciation and amortization. Depreciation and amortization increased by $21 million, or 1.8%, for the quarter ended September 30, 2006 and $160 million, or 4.5%, for the nine months ended September 30, 2006, compared to similar periods in 2005. These increases were primarily due to the increase in depreciable assets since the third quarter of 2005, as a result of our network build program, offset by a decrease in amortization expense due to fully amortized customer lists We expect depreciation expense to continue to increase over time as we continue to upgrade and build out our network.

Other Income (Expenses)

(Dollars in Millions)	Three Months Ended September 30,			Nine months Ended September 30,
	2006	2005	% Change	2006	2005	% Change

Interest expense, net	$(95)	$(137)	-30.7%	$(346)	$(464)	-25.4%
Minority interests	(64)	(56)	14.3%	(194)	(154)	26.0%
Other, net	8	3	166.7%	13	10	30.0%
Provision for income taxes	(160)	(96)	66.7%	(448)	(298)	50.3%

Interest expense, net. Interest expense, net, decreased by $42 million, or 30.7%, in the third quarter of 2006 and decreased by $118 million, or 25.4%, for the nine months ended September 30, 2006, compared to similar periods in 2005. The decrease in the third quarter of 2006 was primarily due to lower average debt levels and higher capitalized interest, partially offset by an increase in the weighted average interest rate for borrowings from Verizon Communications Inc. (“Verizon”) from approximately 4.2% in the third quarter of 2005 to approximately 5.7% in the third quarter of 2006. The decrease for the nine months ended September 30, 2006 was primarily due to lower average debt levels and an increase in capitalized interest, partially offset by an increase in the weighted average interest rate for borrowings from Verizon from approximately 5.0% in the first nine months of 2005 to approximately 5.4% in the first nine months of 2006.

Minority interests. Minority interests increased by $8 million, or 14.3%, for the third quarter of 2006 and $40 million, or 26.0%, for the nine months ended September 30, 2006, compared to similar periods in 2005. These increases were mainly attributable to increases in the rate of growth in income from subsidiary partnerships.

Provision for income taxes. Generally, the Partnership is not subject to federal or state tax on income generated from markets it owns directly or through partnership entities. However, the Partnership does own some of its markets through corporate entities, which are required to provide for both federal and state tax on their income. The tax provision was $160 million for the third quarter of 2006 and $448 million for the nine months ended September 30, 2006. The effective tax rates were 6.6% for the third quarter of 2006, compared to 5.9% for the third quarter of 2005 and 6.8% for the nine months ended September 30, 2006, compared to 6.6% for the nine months ended September 30, 2005. The increase in the effective tax rates for the three and nine months ended September 30, 2006 was mainly attributable to an increase in the proportion of income earned through corporate entities compared to markets owned directly or through partnership entities.

Cumulative Effect of Accounting Change
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2006	2005	% Change	2006	2005	% Change

Cumulative effect of accounting change	$ -	$ -	-	$(124)	$ -	nm

nm = Not meaningful

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment.” This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. SFAS No. 123(R) is supplemented by SAB No. 107, “Share Based Payments.” We adopted SFAS No. 123(R) and SAB No. 107 on January 1, 2006. See “Other Factors That May Affect Future Results - Recent Accounting Pronouncements.”

We recorded a cumulative effect of adoption of $124 million as of January 1, 2006 to recognize the effect of initially measuring the outstanding liability awards (“VARs”) at fair value utilizing a Black-Scholes model. The outstanding liability awards are settled in cash, with the amount of cash based upon the difference between the VAR price on the date of grant and the VAR price on the date of exercise, less applicable taxes. For purposes of the VAR price, we employ the income approach, a standard valuation technique, to arrive at the fair value of the Partnership as defined in our long-term incentive plan on a quarterly basis using publicly available information. See “Financial Statements – Note 6.”

Consolidated Financial Condition

(Dollars in Millions)	Nine Months Ended September 30,
	2006	2005	$ Change

Cash Flows Provided By (Used In)
Operating activities	$10,889	$8,198	$2,691
Investing activities	(5,250)	(9,507)	4,257
Financing activities	(5,625)	1,359	(6,984)

(Decrease) Increase in Cash	$14	$50	$(36)

Historically, we have funded our operations and other cash needs utilizing internally generated funds and intercompany and external borrowings, and we expect to rely on a combination of these sources to fund continued capital expenditures, acquisitions, distributions and debt service needs. Sources of future financing may include a combination of debt financing provided through intercompany debt facilities with Verizon, borrowings from banks or debt issued in private placements or in the public markets. We believe that internally generated funds will be sufficient to fund anticipated capital expenditures, tax-related distributions and interest payments on our debt in the next several years. Internally generated funds may not be sufficient to repay the principal on our debt when due, or pay additional non-tax-related distributions, and would not be sufficient to honor any exercise by Vodafone Group Plc (“Vodafone”) of its put rights. See “Cash Flows Used in Financing Activities.” To the extent internally generated funds are not sufficient to fund repayment, we expect to refinance our outstanding debt when due with new debt financings, including debt financing provided either through intercompany borrowings, private placements, bank borrowings or public financing, and would also seek other financing to honor any exercise of the put rights. We expect to refinance our $2.5 billion of Fixed Rate Notes due December 15, 2006 with intercompany borrowings from Verizon.

On February 18, 2005, we signed a floating rate promissory note with Verizon Global Funding Corp. (“VGF”), a wholly-owned subsidiary of Verizon, that permits us to borrow, repay and re-borrow from time to time up to a maximum principal amount of $6.5 billion with a maturity date of February 22, 2008. Amounts borrowed under the note bear interest at a rate per annum equal to one-month LIBOR plus 20 basis points for each interest period, with the interest rate being adjusted on the first business day of each month. Borrowings under this note as of September 30, 2006 were $6.3 billion.

On September 1, 2005, we signed an additional floating rate promissory note (the “Floating Rate Note”) in the amount of approximately $2.4 billion payable to VGF and due on August 1, 2009. Amounts borrowed under the Floating Rate Note bear interest at a rate per annum equal to one-month LIBOR plus 20 basis points for each interest period, with the interest rate being adjusted on the first business day of each month. The Floating Rate Note was effective as of July 1, 2005, and replaced a prior $2.4 billion term note due in 2009 to VGF, which was cancelled as a result. Borrowings under the Floating Rate Note at September 30, 2006 were approximately $2.4 billion.

Also on September 1, 2005, we signed a fixed rate promissory note (the “Fixed Rate Note”) that permits us to borrow, repay and re-borrow from time-to-time up to a maximum principal amount of $9 billion from VGF, with a maturity date of August 1, 2009. Amounts borrowed under the Fixed Rate Note generally bear interest at a rate of 5.8% per annum. The Fixed Rate Note was effective as of July 1, 2005, and replaced a prior demand note due to VGF, which was cancelled as a result. Borrowings under the Fixed Rate Note at September 30, 2006 were approximately $429 million.

In conjunction with its acquisition of the operating assets of Price Communications Wireless, Inc. (“Price”) in August 2002, Verizon Wireless of the East LP obtained a $350 million term note from Verizon Investments Inc., a wholly-owned subsidiary of Verizon. These funds were used to partially fund the redemption of debt assumed from Price. In September 2006, Verizon Wireless of the East LP repaid in full and cancelled this note using the proceeds of a $350 million floating rate note payable by Verizon Wireless of the East LP to us, with a maturity date of February 18, 2011. This note bears interest at a rate per annum computed monthly based upon the weighted cost of our outstanding borrowings during the month. We funded our lending under this new note using intercompany borrowings from an affiliate of Verizon.

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

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for a description of our contractual obligations and commitments as of December 31, 2005. Except as noted herein, there were no material changes to our contractual obligations and commitments as of September 30, 2006 from the information set forth in the Annual Report on Form 10-K.

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. The $10.9 billion in cash flows provided by operating activities during the nine months ended September 30, 2006 was used to invest, primarily in our network through capital expenditures, reduce our debt and provide distributions to our owners. Cash flows provided by operating activities during the first nine months of 2006 increased compared to the similar period in 2005, primarily as a result of an increase in operating income excluding depreciation and amortization and favorable changes in working capital.

Cash Flows Used In Investing Activities

Capital expenditures continue to be our primary use of cash. Our capital expenditures, excluding acquisitions, were $4.8 billion for the nine months ended September 30, 2006, compared to $5.0 billion for the similar period in 2005, and were used primarily to increase the capacity of our wireless network to meet usage demand, expand our network footprint, facilitate the introduction of new products and services through our EV-DO deployment, enhance responsiveness to competitive challenges, and increase the operating efficiency of our wireless network.

We had immaterial acquisitions and dispositions during the first nine months of 2006, including the purchase of small properties in California and Missouri, the purchase of several minority partners’ limited partnership interests in partnerships where we are the general partner and the sale of our paging business.

On July 7, 2006, the FCC accepted an application that we filed in June 2006 seeking to qualify us to bid on any of the licenses being sold in the Advanced Wireless Services spectrum auction, which commenced on August 9, 2006. On July 17, 2006, we paid to the FCC a $383 million deposit in order to obtain 256 million bidding eligibility units for participation in this auction. On September 18, 2006 the FCC concluded its Advanced Wireless Services spectrum auction. We were the high bidder on thirteen 20 MHz licenses covering a population of nearly 200 million, with bids totaling $2.8 billion. See “Recent Developments.”

We invested $4.2 billion in acquisitions during the first nine months of 2005, including $3.0 billion for 23 PCS licenses and certain tax net operating losses through the purchase of NextWave Telecom Inc. stock, $419 million for the Qwest PCS licenses and related network assets, $334 million related to the FCC auction that concluded in February 2005 and $230 million for the purchase of spectrum from Metro PCS. In addition, we made deposits totaling $307 million, representing the full funding commitment of Vista PCS, LLC (“Vista”), for the PCS licenses for which Vista was the high bidder in that FCC auction. Vista is a joint venture between Valley Communications, LLC (“Valley”) and us, the results of which are consolidated by us. Vista is a Variable Interest Entity as defined by FASB Interpretation No. 46(R) and is controlled by Valley.

Cash Flows Used In Financing Activities

We used cash of approximately $4.7 billion to reduce our intercompany debt during the first nine months of 2006. As of September 30, 2006, we had approximately $9.2 billion of term borrowings payable to Verizon.

Our debt securities continue to be accorded high ratings by primary rating agencies. The long-term debt ratings of Verizon Wireless are:

Rating Agency	Rating

Fitch Ratings	A+ with a stable outlook
Moody’s Investor Service	A2 with a stable outlook
Standard and Poor’s	A with a negative outlook

Our debt to equity ratio (including partner’s capital subject to redemption) was 23% at September 30, 2006, compared to 35% at December 31, 2005 and 39% at September 30, 2005.

We made approximately $793 million in tax-related distributions to our partners during the first nine months of 2006, including $292 million in the first quarter of 2006, $308 million in the second quarter of 2006 and $193 million in the third quarter of 2006. Our non-tax-related distribution requirement expired in April 2005. Under our partnership agreement, we must continue tax-related distributions, and it is also contemplated that we will continue to have a policy for non-tax-related distributions, which will provide for distributions at a level as determined from time to time by our board of representatives, taking into account relevant factors, including our financial performance and capital requirements. The board has not yet established a new policy for non-tax-related distributions. In addition, our owners can change our distribution policy at any time or cause us to pay additional distributions.

In addition, under the terms of an agreement entered into among Verizon, Vodafone Group Plc (“Vodafone”) and us on April 3, 2000, Vodafone obtained the right to require us to purchase up to an aggregate of $20 billion of Vodafone’s interest in the Partnership, at its then fair market value. Up to $10 billion was redeemable during the 61-day periods that opened on June 10 and closed on August 9 in 2004 and 2005. Vodafone did not exercise its redemption rights during those periods. As a result, $20 billion, not to exceed $10 billion in any one year, remained redeemable during the 61-day periods opening on June 10 and closing on August 9 in 2006 and 2007. Vodafone did not exercise its redemption rights during the period opening June 10 and closing on August 9 in 2006. As a result, Vodafone has the right to redeem $10 billion of its interest in the Partnership during the 61-day period opening on June 10 and closing on August 9 in 2007. Verizon has the right, exercisable at its sole discretion, to purchase all or a portion of this interest instead of us. However, even if Verizon exercises this right, Vodafone has the option to require us to purchase up to $7.5 billion of this interest redeemable during the 61-day period opening on June 10 and closing on August 9 in 2007 with cash or contributed debt. Accordingly, $10 billion of partners’ capital has been classified as redeemable on the accompanying condensed consolidated balance sheets as of September 30, 2006. We will need to obtain financing if we are required to repurchase these interests. We have no commitment for such financing.

Market Risk

Our primary market risk relates to changes in interest rates, which could impact results of operations. As of September 30, 2006, we had $8.7 billion of floating rate promissory notes, payable to a subsidiary of Verizon. Amounts borrowed under these promissory notes bear interest at a rate per annum equal to one-month LIBOR plus 20 basis points for each monthly interest period. A change in LIBOR of 100 basis points would change our annual interest expense by approximately $87 million.

Other Factors That May Affect Future Results

Recent Developments

On August 15, 2006 a subsidiary of Verizon delivered approximately 29.5 million shares of Verizon common stock to Price in exchange for Price’s preferred limited partnership interest in Verizon Wireless of the East LP, pursuant to the Exchange Agreement dated as of December 18, 2001 by and among Price, Price Communications Cellular, Inc., Price Communications Cellular Holdings, Inc. and Verizon, Verizon Wireless, Inc., Cellco Partnership, and Verizon Wireless of the East LP.

On September 18, 2006 the FCC concluded its Advanced Wireless Services spectrum auction. We were the high bidder on thirteen 20 MHz licenses covering a population of nearly 200 million, with bids totaling $2.8 billion. On October 4, 2006, we paid to the FCC an additional $178 million deposit relating to the licenses on which we were the high bidder. Subsequently, on October 19, 2006 we paid the remaining balance of approximately $2.2 billion to the FCC. We expect the licenses to be granted by the FCC in the fourth quarter of 2006 or early in the first quarter of 2007.

Recent Accounting Pronouncements

In December 2004, the SFAS No. 123(R), “Share-Based Payment.” This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with a) employees, except for certain equity instruments held by employee share ownership plans, and b) non-employees when acquiring goods or services. SFAS No. 123(R) also eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123. SFAS No. 123(R) is supplemented by SAB No. 107, “Share Based Payments.” This SAB, issued by the SEC in March 2005, expresses the views of the SEC staff regarding the relationship between SFAS No. 123(R) and certain SEC rules and regulations. In particular, this SAB provides guidance related to valuation methods, the classification of compensation expense, non-GAAP financial measures, the accounting for income tax effects of share-based payment arrangements, disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123(R), and interpretations of other share-based payment arrangements. On January 1, 2006 we adopted SFAS No. 123(R) and SAB No. 107.

We recorded a cumulative effect of adoption as of January 1, 2006 to recognize the effect of initially measuring the outstanding liability awards (“VARs”) at fair value utilizing a Black-Scholes model granted under the 2000 Verizon Wireless Long-Term Incentive Plan (the “Plan”). The outstanding liability awards are settled in cash, with the amount of cash based upon the difference between the VAR price on the date of grant and the VAR price on the date of exercise, less applicable taxes. For purposes of the VAR price, we employ the income approach, a standard valuation technique, to arrive at the fair value of the Partnership, as defined in the Plan, on a quarterly basis using publicly available information. See “Consolidated Results of Operations – Cumulative Effect of Accounting Change.”

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions, including a rollforward of tax benefits taken that do not qualify for financial statement recognition. The cumulative effect of initially adopting FIN 48, to the extent applicable, will be recorded as an adjustment to the opening balance in Partners’ Capital for the year of adoption and will be presented as a separately stated item. We are required to adopt FIN 48 effective January 1, 2007. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. We are currently evaluating the provisions of this interpretation.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 changes the definition of fair value, as defined by previous statements, to “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” This statement also establishes a fair value-based hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based). We are required to adopt FAS No. 157 effective January 1, 2008. We are currently evaluating the provisions of this statement.

In September 2006, the FASB issued SFAS No.158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an entity that sponsors one or more single-employer defined benefit plans to recognize the over or underfunded status of the benefit plan as an asset or liability and measure the plan assets and benefit obligations as of the annual balance sheet date. We are required to adopt SFAS No. 158 effective January 1, 2007. We are currently evaluating the provisions of this statement.

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

  our ability to receive satisfactory service from our key vendors and suppliers including a ban on or disruption of the importation of handsets;

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

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective.

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

Part II - Other Information

Item 1. Legal Proceedings

The following describes material developments in legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005:

The U.S. District Court for the Southern District of Florida granted our motions to transfer to the District of New Jersey the two cases captioned Cellularvision Technology & Telecommunications, L.P. v. Cellco Partnership d/b/a Verizon Wireless (U.S. District Court, District of New Jersey).

In Accounting Outsourcing, LLC, et al. v. Verizon Wireless Personal Communications, LP d/b/a Verizon Wireless d/b/a Verizon Wireless Business Solutions Center (U.S. District Court, M.D. La.), the court on August 3, 2006 denied plaintiffs’ motion for sanctions against Verizon Wireless for the alleged spoliation of evidence.

We and a number of other telecommunications companies have been the subject of multiple class action suits concerning alleged participation in intelligence-gathering activities allegedly carried out by the federal government, at the direction of the President of the United States, as part of the government’s post-September 11 program to prevent terrorist attacks. Plaintiffs generally allege that Verizon Wireless has participated by permitting the government to gain access to the content of its subscribers’ telephone calls and/or records concerning those calls and that such action violates federal and/or state constitutional and statutory law. On August 9, 2006, the Judicial Panel on Multidistrict Litigation (the “Panel”) ordered that these actions be transferred, consolidated and coordinated in the U.S. District Court for the Northern District of California. The Panel subsequently ordered that a number of “tag along” actions also be transferred to the Northern District of California. That court entered an administrative stay of all proceedings before it on September 1, 2006, pending issuance of a consolidated case management order. Motions to set a case management order are pending before the court. Verizon Wireless has not answered or otherwise responded to any of the complaints. We believe that these lawsuits are without merit.

On October 13, 2006, we moved to decertify the class in In re Cellphone Termination Fee Cases. In addition, by letter dated August 11, 2006, the California Attorney General’s office indicated substantial concerns about our imposition of a flat early termination fee and our policy regarding lost or stolen handsets. The letter provided us with an opportunity to meet with the Attorney General’s office concerning the matter. The Attorney General’s office has not commenced an action.

In In the Matter of Certain Baseband Processor Chips and Chipsets, Transmitter and Receiver (Radio) Chips, Power Control Chips, and Products Containing Same, Including Cellular Telephone Handsets, an action brought before the United States International Trade Commission (“ITC”), Broadcom Corporation alleges that certain chips and chipsets manufactured by respondent Qualcomm Corporation infringe three Broadcom patents. Broadcom is currently seeking a ban on the importation of certain devices containing Qualcomm's EV-DO chipsets, but not with respect to data cards, PDAs, smartphones or handheld email devices containing those chips. We were granted permission to intervene in the proceeding on the issue of remedy but not on the issue of liability. The ITC staff, which is a party to the proceeding, has supported Broadcom’s position with respect to liability and remedy. The trial on remedy was completed on July 11, 2006 before an ITC administrative law judge. On October 10, 2006, the Administrative Law Judge found that Qualcomm has infringed one of the three Broadcom patents and recommended that Qualcomm’s chipsets should be excluded from importation into the United States. However, the Administrative Law Judge further recommended that the handsets we use in our business that incorporate Qualcomm EV-DO chipsets should not be subject to an exclusion order. Broadcom and Qualcomm have petitioned for review of the recommended decision by the full ITC. The decision of the full ITC is expected to be made by February 9, 2007. During a 60-day period following any exclusion order by the ITC, the President of the United States may disapprove the order. Further, ITC exclusion orders are reviewable by the U.S. Court of Appeals for the Federal Circuit. Disruption of the supply of handsets incorporating Qualcomm EV-DO chipsets could have a material adverse effect on the availability of handsets to sell to our customers and could therefore have a material adverse effect on our business.

In Aerotel, Ltd. v. Verizon Communications Inc., Cellco Partnership a/k/a and d/b/a Verizon Wireless, Verizon Select Services, and Codetel International Communications Incorporated (U.S. District Court, Southern District of New York), a trial has been scheduled for December 4, 2006.

In connection with the investigative subpoena from the State of Florida Attorney General’s Office, we have entered into an assurance of voluntary compliance pursuant to which we (i) will make a payment of $175,000 to the Attorney General’s office in reimbursement of its investigative fees; (ii) will make a charitable donation of $150,000 to Seniors Against Crime, a charitable organization; and (iii) agree to make disclosures regarding any tracking software used on CDs.

In In Re Wireless Telephone 911 Calls Litigation (U.S. District Court, Northern District of Illinois), the court, in response to defendants’ motion for partial summary judgment to resolve certain threshold legal issues regarding interpretation of the FCC orders governing 911 call connection, on September 20, 2006 referred the issues to the FCC under the doctrine of primary jurisdiction.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 6. Exhibits

Exhibits:

3.3	Cellco Partnership Amended and Restated Partnership Agreement (previously filed as an exhibit to Verizon Wireless Inc.’s Registration Statement on Form S-1 (No. 333-44394) and incorporated by reference herein)

3.3.1	Amendment and Joinder to Cellco Partnership Amended and Restated Partnership Agreement dated as of July 10, 2000 (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

3.3.2	Amendment to Cellco Partnership Amended and Restated Partnership Agreement dated as of July 24, 2003 (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (No. 333-92214) and incorporated by reference herein)

3.3.3	Amendment to Cellco Partnership Amended and Restated Partnership Agreement dated as of February 26, 2004 (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (No. 333-92214) and incorporated by reference herein)

4.1	Indenture dated as of December 17, 2001 among Cellco Partnership and Verizon Wireless Capital LLC as Issuers and First Union National Bank as Trustee (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

4.2	Form of global certificate representing the 5.375% Notes due 2006 (previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-92214 and 333-92214-1) and incorporated by reference herein)

4.3	Promissory note between Cellco Partnership and Verizon Global Funding Corp. dated February 18, 2005 (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (No. 333-92214) and incorporated by reference herein)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLCO PARTNERSHIP

Date:	November 6, 2006	By:	/s/ John Townsend

			Name:	John Townsend
			Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Unless otherwise indicated, all information is as of November 3, 2006.