Form 10-Q
period 2009-09-30
CELLCO PARTNERSHIP
filed 2009-10-29
CIK 1175215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 333-160446

Cellco Partnership

(Exact name of registrant as specified in its charter)

Delaware	22-3372889
(State of organization)	(I.R.S. Employer Identification No.)

One Verizon Way Basking Ridge, New Jersey	07920
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (908) 306-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Income	2
	Three and nine months ended September 30, 2009 and 2008

	Condensed Consolidated Balance Sheets	3
	At September 30, 2009 and December 31, 2008

	Condensed Consolidated Statements of Cash Flows	4
	Nine months ended September 30, 2009 and 2008

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 6.	Exhibits	27

Signature		28

Certifications

Part I - Financial Information

Item 1.	Financial Statements

Condensed Consolidated Statements of Income

Cellco Partnership (d/b/a Verizon Wireless)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(Dollars in Millions) (Unaudited)		As Adjusted (Note 1)		As Adjusted (Note 1)
Operating Revenue
Service revenue	$13,525	$10,935	$39,949	$31,572
Equipment and other	2,272	1,764	6,450	4,914

Total operating revenue	15,797	12,699	46,399	36,486

Operating Costs and Expenses
Cost of service (exclusive of items shown below)	1,920	1,548	5,751	4,396
Cost of equipment	3,184	2,630	8,923	7,111
Selling, general and administrative	4,642	3,689	13,759	10,806
Depreciation and amortization	1,854	1,366	5,466	3,989

Total operating costs and expenses	11,600	9,233	33,899	26,302

Operating Income	4,197	3,466	12,500	10,184
Other Income (Expenses)
Interest expense, net	(226)	(58)	(958)	(86)
Interest income and other, net	19	102	58	145

Income Before Provision for Income Taxes	3,990	3,510	11,600	10,243
Provision for income taxes	(291)	(209)	(733)	(629)

Net Income	$3,699	$3,301	$10,867	$9,614

Net Income Attributable to the Noncontrolling Interest	76	65	213	195
Net Income Attributable to Cellco Partnership	3,623	3,236	10,654	9,419

Net Income	$3,699	$3,301	$10,867	$9,614

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Cellco Partnership (d/b/a Verizon Wireless)

	September 30, 2009	December 31, 2008
(Dollars in Millions) (Unaudited)		As Adjusted (Note 1)
Assets
Current assets
Cash and cash equivalents	$812	$9,227
Receivables, net of allowances of $340 and $244	5,544	4,618
Due from affiliates, net	175	155
Inventories	1,394	1,046
Prepaid expenses and other current assets	3,192	579

Total current assets	11,117	15,625
Plant, property and equipment, net	30,558	27,136
Wireless licenses	71,931	62,392
Goodwill	17,028	955
Investment in debt obligations, net	—	4,781
Deferred charges and other assets, net	3,287	987

Total assets	$133,921	$111,876

Liabilities and Partners’ Capital
Current liabilities
Short-term debt, including current maturities	$2,998	$444
Due to affiliate	7,748	2,941
Accounts payable and accrued liabilities	6,438	5,395
Advance billings	1,748	1,403
Other current liabilities	454	220

Total current liabilities	19,386	10,403
Long-term debt	18,687	9,938
Due to affiliate	—	9,363
Deferred tax liabilities, net	10,375	6,213
Other non-current liabilities	1,532	973

Total liabilities	49,980	36,890
Commitments and contingencies (see Note 8)	—	—
Partners’ capital
Capital	81,893	73,410
Accumulated other comprehensive income (loss)	51	(116)
Noncontrolling interest	1,997	1,692

Total partners’ capital	83,941	74,986

Total liabilities and partners’ capital	$133,921	$111,876

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Cellco Partnership (d/b/a Verizon Wireless)

	Nine Months Ended September 30,
	2009	2008
(Dollars in Millions) (Unaudited)		As Adjusted (Note 1)
Cash Flows from Operating Activities
Net income	$10,867	$9,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,466	3,989
Changes in current assets and liabilities (net of the effects of acquisitions)	(1,136)	(1,054)
Other, net	1,613	817

Net cash provided by operating activities	16,810	13,366

Cash Flows from Investing Activities
Capital expenditures	(5,134)	(4,723)
Acquisitions of businesses and licenses, net of cash acquired	(4,881)	(10,627)
Investment in debt obligations	—	(4,766)
Other, net	(313)	(1,071)

Net cash used in investing activities	(10,328)	(21,187)

Cash Flows from Financing Activities
Net increase (decrease) in affiliate borrowings	(4,007)	5,317
Net increase in short-term obligations	—	1,505
Repayment of long-term debt	(17,026)	(1,505)
Issuance of long-term debt	9,223	4,440
Distributions to partners	(2,396)	(1,529)
Other financing activities, net	(691)	(214)

Net cash provided by (used in) financing activities	(14,897)	8,014

Increase (decrease) in cash	(8,415)	193
Cash and cash equivalents, beginning of period	9,227	408

Cash and cash equivalents, end of period	$812	$601

See Notes to Unaudited Condensed Consolidated Financial Statements

Notes to Unaudited Condensed Consolidated Financial Statements

Cellco Partnership (d/b/a Verizon Wireless)

1.	Background and Basis of Presentation

Cellco Partnership (the “Partnership”), doing business as Verizon Wireless, provides wireless voice and data services and related equipment to consumers and business customers in the markets in which it operates. With our acquisition of Alltel Corporation (“Alltel”) in January 2009, we are the largest wireless service provider in the United States, as measured by total number of customers. The Partnership offers wireless voice and data services across one of the most extensive wireless networks in the United States. Our partners include subsidiaries of Verizon Communications Inc. (“Verizon”), which owns 55% of the Partnership, and U.S. subsidiaries of Vodafone Group Plc. (“Vodafone”), which owns 45% of the Partnership (collectively referred to as “our Partners”).

The accompanying condensed consolidated financial statements are unaudited, but in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the interim periods shown. We have evaluated subsequent events through October 29, 2009, the date these condensed consolidated financial statements were filed with the U.S Securities and Exchange Commission (“SEC”). The consolidated results for interim periods are not necessarily indicative of results for the full year. These interim financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes for the year ended December 31, 2008 included in the Partnership’s registration statement on Form S-4, as amended, filed with the SEC on October 13, 2009 (see Note 9).

We have reclassified prior period amounts to conform to the current period presentation.

Recently Adopted Accounting Standards

On January 1, 2009, we adopted the new accounting standard relating to noncontrolling interests in consolidated financial statements, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. As required by this standard, we retrospectively changed the classification and presentation of noncontrolling interest in our financial statements for all prior periods, which we previously referred to as minority interest.

The adoption of the following accounting standards and updates during the first nine months of 2009 did not result in a significant impact to our condensed consolidated financial statements:

On January 1, 2009, we adopted the new accounting standard relating to business combinations, including assets acquired and liabilities assumed arising from contingencies. This standard requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and applies to all transactions and other events in which one entity obtains control over one or more other businesses. Upon our adoption of this standard, we were required to expense certain transaction costs and related fees associated with business combinations that were previously capitalized. In addition, with the adoption of this standard, changes to valuation allowances for acquired deferred income tax assets and adjustments to unrecognized tax benefits acquired generally are to be recognized as adjustments to income tax expense rather than goodwill.

On January 1, 2009, we adopted the new accounting standard relating to disclosures about derivative instruments and hedging activities, which requires additional disclosures that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows.

On January 1, 2009, we adopted the new accounting standard regarding the determination of the useful life of intangible assets that removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. This standard also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangements.

On June 15, 2009, we adopted the accounting standard regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued. This standard was effective prospectively for all interim and annual reporting periods ending after June 15, 2009.

On June 15, 2009, we adopted the accounting standard that amends the requirements for disclosures about fair value of financial instruments, for annual, as well as interim, reporting periods. This standard was effective prospectively for all interim and annual reporting periods ending after June 15, 2009.

On June 15, 2009, we adopted the accounting standard designed to create greater clarity and consistency in accounting for, and presenting impairment losses on, debt securities. This standard was effective prospectively for all interim and annual reporting periods ending after June 15, 2009.

On June 15, 2009, we adopted the accounting standard regarding estimating fair value in accordance with the accounting standard for fair value measurements when the volume and level of activity for the asset or liability has significantly decreased which also provides guidance for identifying transactions that are not orderly. This standard was effective prospectively for all interim and annual reporting periods ending after June 15, 2009.

On August 28, 2009, we adopted the accounting standard update regarding the measurement of liabilities at fair value. This standard update also provides techniques to use in measuring fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. This standard update is effective prospectively for all interim and annual reporting periods upon issuance.

Other Recent Accounting Standards

In June 2009, the accounting standard regarding the requirements of consolidation accounting for variable interest entities was updated to require an enterprise to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling interest in a variable interest entity. This standard update is effective for all interim and annual reporting periods beginning on January 1, 2010. We are currently evaluating the impact this standard update will have on our consolidated financial statements.

In September 2009, the accounting standard regarding multiple deliverable arrangements was updated to require the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update must be adopted no later than January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact this standard update will have on our consolidated financial statements.

In September 2009, the accounting standard regarding arrangements that include software elements was updated to require tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update must be adopted no later than January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact this standard update will have on our consolidated financial statements.

2.	Acquisitions

Acquisition of Alltel Corporation

On June 5, 2008, the Partnership entered into an agreement and plan of merger with Alltel, a provider of wireless voice and data services to consumer and business customers in 34 states, and its controlling stockholder, Atlantis Holdings LLC, an affiliate of private investment firms TPG Capital and GS Capital Partners, to acquire, in an all-cash merger, 100% of the equity of Alltel for cash consideration of $5,925 million. The Partnership closed the transaction on January 9, 2009.

We expect to experience substantial operational benefits from the acquisition of Alltel, including additional combined overall cost savings from reduced roaming costs by moving more traffic to our own network, reduced network-related costs from the elimination of duplicate facilities, consolidation of platforms, efficient traffic consolidation, and reduced overall expenses relating to advertising, overhead and headcount. We expect reduced combined capital expenditures as a result of greater economies of scale and the rationalization of network assets. We believe that the use of the same technology platform is facilitating the integration of Alltel’s network operations with ours.

The acquisition of Alltel has been accounted for as a business combination under the acquisition method. The Partnership has commenced the appraisals necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed, the fair value of noncontrolling interests, and the amount of goodwill recognized as of the acquisition date. As the values of certain assets, liabilities and noncontrolling interests are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The valuations will be finalized within 12 months of the close of the acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets acquired, liabilities assumed and noncontrolling interests assumed may result in significant adjustments to the fair value of the net identifiable assets acquired and goodwill.

The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income, cost, and market approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market other than interest rate swaps (see Note 4) and long-term debt assumed in the acquisition. The income approach was primarily used to value the intangible assets, consisting primarily of wireless licenses and customer relationships. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required market rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used as appropriate for plant, property and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation. The market approach, which indicates value for a subject asset based on available market pricing for comparable assets, was utilized in combination with the income approach for certain acquired investments. Additionally, Alltel historically conducted business operations in certain markets through non-wholly owned entities (“Managed Partnerships”). The fair value of the noncontrolling interests in these Managed Partnerships as of the acquisition date of approximately $583 million was estimated by using a market approach. The market approach indicates value based on financial multiples available for similar entities and adjustments for the lack of control or lack of marketability that market participants would consider in determining fair value of the Managed Partnerships. The fair value of the majority of the long-term debt assumed and held was primarily valued using quoted market prices.

The following table summarizes the consideration paid and the preliminary allocation of the assets acquired, including cash acquired of $1,044 million, and liabilities assumed as of the close of the acquisition, as well as the fair value at the acquisition date of Alltel’s noncontrolling partnership interests:

(dollars in millions)	As of January 9, 2009	Adjustments	Adjusted as of January 9, 2009
Cash consideration:
Cash payments to Alltel’s equity holders	$5,782	$—	$5,782
Other cash payments	143	—	143

Total purchase price	$5,925	$—	$5,925

Assets acquired
Current assets	$2,778	$(7)	$2,771
Plant, property and equipment	3,404	109	3,513
Wireless licenses	8,808	636	9,444
Goodwill	16,470	(366)	16,104
Intangible assets subject to amortization	2,370	22	2,392
Other acquired assets	2,688	(159)	2,529

Total assets acquired	36,518	235	36,753
Liabilities assumed
Current liabilities	1,810	(25)	1,785
Long-term debt	23,929	—	23,929
Deferred income taxes and other liabilities	4,758	233	4,991

Total liabilities assumed	30,497	208	30,705

Net assets acquired	6,021	27	6,048
Noncontrolling interest	(429)	(27)	(456)
Contributed capital	333	—	333

	$5,925	$—	$5,925

Adjustments to the preliminary purchase price allocation are primarily related to updated valuations in the preliminary appraisals of identifiable intangible and tangible assets as well as the acquired liabilities, deferred taxes and noncontrolling interests. Included in the above purchase price allocation is $2,149 million of net assets to be divested as a condition of the regulatory approval as described below.

Wireless licenses have an indefinite life, and accordingly, are not subject to amortization. The weighted average period prior to renewal of these licenses at acquisition is approximately 5.4 years. The customer relationships, included in Intangible assets subject to amortization are being amortized using an accelerated method over 8 years, and other intangibles are being amortized on a straight-line basis or an accelerated method over a period of 24 to 32 months. Goodwill of approximately $1,363 million is expected to be deductible for tax purposes.

Pro Forma Information

The unaudited pro forma information presents the combined operating results of the Partnership and Alltel, with the results prior to the acquisition date adjusted to include the pro forma impact of: the elimination of transactions between the Partnership and Alltel; the adjustment of amortization of intangible assets and depreciation of fixed assets based on the preliminary purchase price allocation; the elimination of merger expenses and management fees incurred by Alltel; and the adjustment of interest expense reflecting the assumption and partial redemption of Alltel’s debt and incremental borrowing incurred by the Partnership to complete the acquisition of Alltel.

The unaudited pro forma results are presented for illustrative purposes only and do not reflect the realization of potential cost savings, or any related integration costs. Certain cost savings may result from the merger; however, there can be no assurance that these cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the merger had occurred as of January 1, 2008, nor does the pro forma data intend to be a projection of results that may be obtained in the future.

The following unaudited pro forma consolidated results of operations assume that the acquisition of Alltel was completed as of January 1, 2008:

(dollars in millions)	Three months ended September 30, 2008	Nine months ended September 30, 2008
Operating revenues	$15,066	$43,319
Net income	3,331	9,697

Consolidated results of operations reported for the nine months ended September 30, 2009 were not significantly different than the pro forma consolidated results of operations assuming the acquisition of Alltel was completed on January 1, 2009.

During the nine months ended September 30, 2009, we recorded pretax charges of $88 million primarily related to the Alltel acquisition that were comprised of acquisition related costs recorded in Selling, general and administrative.

Alltel Debt Acquired

After the completion of the Alltel acquisition and repayments of Alltel debt, including repayments completed through September 30, 2009, approximately $2,335 million principal amount of Alltel debt that is owed to third parties remains outstanding as of September 30, 2009.

Alltel Divestiture Markets

As a condition of the regulatory approvals by the Department of Justice (“DOJ”) and the Federal Communications Commission (“FCC”) that were required to complete the Alltel acquisition, the Partnership will divest overlapping properties in 105 operating markets in 24 states (the “Alltel Divestiture Markets”). These markets consist primarily of Alltel operations, but also include the pre-merger, Verizon Wireless-branded operations of the Partnership in four markets, as well as operations in southern Minnesota and western Kansas that were acquired from Rural Cellular Corporation (“Rural Cellular”). As of September 30, 2009, total assets to be divested of $2,625 million and total liabilities to be divested of $154 million, are included in Prepaid expenses and other current assets and Other current liabilities, respectively, on the accompanying condensed consolidated balance sheets as a result of entering into the transactions described below.

On May 8, 2009, we entered into a definitive agreement with AT&T Mobility LLC (“AT&T Mobility”), a subsidiary of AT&T Inc. (“AT&T”), pursuant to which AT&T Mobility agreed to acquire 79 of the 105 Alltel Divestiture Markets, including licenses and network assets for $2,350 million in cash. On June 9, 2009, we entered into a definitive agreement with Atlantic Tele-Network, Inc. (“ATN”), pursuant to which ATN agreed to acquire the remaining 26 Alltel Divestiture Markets that were not included in the transaction with AT&T Mobility, including licenses and network assets for $200 million in cash. The Partnership is targeting to close both the AT&T and ATN transactions by the end of 2009. Completion of each of the foregoing transactions is subject to receipt of regulatory approvals.

Acquisition of Rural Cellular Corporation

On August 7, 2008, the Partnership acquired 100% of the outstanding common stock and redeemed all of the preferred stock of Rural Cellular in a cash transaction valued at approximately $1.3 billion.

The acquisition of Rural Cellular has been accounted for as a business combination under the purchase method. The following table summarizes the allocation of the acquisition cost to the assets acquired, including cash acquired of $42 million, and liabilities assumed as of the acquisition date:

(dollars in millions)	Adjusted as of August 7, 2008
Assets acquired
Wireless licenses	$1,095
Goodwill	947
Intangible assets subject to amortization	206
Other acquired assets	971

Total assets acquired	3,219

Liabilities assumed
Long-term debt	1,505
Deferred income taxes and other liabilities	398

Total liabilities assumed	1,903

Net assets acquired	$1,316

Included in Other acquired assets are assets that were divested of $485 million. On December 22, 2008, we exchanged these assets and an additional cellular license with AT&T for assets having a total aggregate value of approximately $495 million.

Other

On May 8, 2009, we entered into an agreement with AT&T to purchase certain assets of Centennial Communications Corporation (“Centennial”) for $240 million in cash, contingent on AT&T completing its acquisition of Centennial.

3.	Wireless Licenses, Goodwill and Other Intangibles, Net

The changes in the carrying amount of wireless licenses are as follows:

(dollars in millions)	Wireless Licenses (a)
Balance at December 31, 2008	$62,392
Acquisitions	9,444
Capitalized interest on wireless licenses	180
Reclassifications, adjustments and other (b)	(85)

Balance at September 30, 2009	$71,931

(a)	As of September 30, 2009, and December 31, 2008, $12.1 billion and $12.4 billion, respectively, of wireless licenses were under development for commercial service.

(b)

Reclassifications, adjustments and other primarily includes the reclassification of wireless licenses associated with the pre-merger operations of the Partnership that are included in the Alltel Divestiture Markets (see Note 2) and included in Prepaid expenses and other current assets in the accompanying condensed consolidated financial statements.

The Partnership evaluated its wireless licenses for potential impairment as of December 15, 2008. This evaluation resulted in no impairment of the Partnership’s wireless licenses.

Renewals of licenses have occurred routinely and at nominal costs, which are expensed as incurred. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our wireless licenses. As a result, we treat the wireless licenses as an indefinite-lived intangible asset. The average remaining renewal period of our wireless license portfolio was 8.1 years as of September 30, 2009.

The changes in the carrying amount of goodwill are as follows:

(dollars in millions)	Goodwill
Balance at December 31, 2008	$955
Acquisitions	16,104
Reclassifications, adjustments and other (a)	(31)

Balance at September 30, 2009	$17,028

(a)

Reclassifications, adjustments and other primarily includes the reclassification of goodwill associated with the pre-merger operations of the Partnership that are included in the Alltel Divestiture Markets (see Note 2) and included in Prepaid expenses and other current assets in the accompanying condensed consolidated financial statements.

Other intangibles, net are included in Deferred charges and other assets, net and consist of the following:

	At September 30, 2009			At December 31, 2008
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (6 to 8 years)	$2,117	$(381)	$1,736	$226	$(31)	$195
Capitalized software (2 to 5 years)	836	(345)	491	816	(476)	340
Other (1 to 18 years)	399	(180)	219	38	(17)	21

Total (a)	$3,352	$(906)	$2,446	$1,080	$(524)	$556

(a)	Based on amortizable intangible assets at September 30, 2009, the estimated amortization expense for the five succeeding fiscal years and thereafter is as follows:

Remainder for the year ended 12/31/2009	$210
For the year ended 12/31/2010	677
For the year ended 12/31/2011	496
For the year ended 12/31/2012	387
For the year ended 12/31/2013 and thereafter	676

Total	$2,446

4.	Fair Value Measurements

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

(dollars in millions)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Deferred charges and other assets, net	$—	$327	$—	$327

(1) –	quoted prices in active markets for identical assets or liabilities
(2) –	observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) –	no observable pricing inputs in the market

Upon closing of the Alltel acquisition (see Note 2), the $4,781 million investment in Alltel debt, which was classified as Level 3 at December 31, 2008, became an intercompany loan that is eliminated in consolidation.

The following table provides additional information about our other significant financial instruments:

	At September 30, 2009		At December 31, 2008
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term notes due to affiliates	$7,748	$7,741	$11,748	$11,594
Short and long-term debt	$21,685	$23,505	$10,382	$11,066

The fair value of our term notes due to affiliate is determined based on future cash flows discounted at current rates. The fair value of our short-term and long-term debt is determined based on quoted market prices or future cash flows discounted at current rates. Our financial instruments also include cash and cash equivalents, and trade receivables and payables. These financial instruments are short term in nature and are stated at their carrying value, which approximates fair value.

Derivative Instruments

We have entered into derivative transactions to manage our exposure to fluctuations in foreign currency exchange rates and interest rates. We employ risk management strategies which may include the use of a variety of derivatives including cross currency swaps and interest rate swap agreements. We do not hold derivatives for trading purposes.

We measure all derivatives, including derivatives embedded in other financial instruments, at fair value and recognize them as either assets or liabilities on our consolidated balance sheets. The derivative instruments discussed below are valued using models based on readily observable market parameters for all substantial terms of our derivative contracts and thus are classified as Level 2. Changes in the fair values of derivative instruments not qualifying as hedges or any ineffective portion of hedges are recognized in earnings in the current period. Changes in the fair values of derivative instruments used effectively as fair value hedges are recognized in earnings, along with changes in the fair value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss) and recognized in earnings when the hedged item is recognized in earnings.

Cross Currency Swaps

During the fourth quarter of 2008, we entered into cross currency swaps designated as cash flow hedges to exchange approximately $2.4 billion of the net proceeds from the December 18, 2008 offering of British Pound Sterling and Euro denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as mitigate the impact of foreign currency transaction gains or losses. As of September 30, 2009, the fair value of the cross currency swaps were $327 million in an asset position and are included in Deferred charges and other assets, net in the condensed consolidated balance sheets. For the three and nine months ended September 30, 2009, a pretax $25 million gain and $322 million gain, respectively, on the cross currency swaps has been recognized in Other comprehensive income and $41 million and $160 million, respectively, was reclassified from Accumulated other comprehensive income to Interest income and other, net to offset the related pretax foreign-currency transaction loss on the underlying debt obligations.

Alltel Interest Rate Swaps

As a result of the Alltel acquisition, the Partnership acquired seven interest rate swap agreements with a notional value of $9.5 billion that paid fixed and received variable rates based on three-month and one-month London Interbank Offered Rate (“LIBOR”) with maturities ranging from 2009 to 2013. We settled all of these agreements using cash generated from operations. Changes in the fair value of these swaps were recorded in earnings through settlement. The gain recognized upon settlement in the condensed consolidated statements of income was not significant.

5.	Debt and Due to Affiliate

(dollars in millions)	Maturities	September 30, 2009	December 31, 2008
Debt:
Three-year term loan facility	2009-2011	$3,996	$4,440
$1,250 million floating rate notes	2011	1,250	—
$2,750 million 3.75% notes	2011	2,750	—
$1,000 million floating rate put/call notes	2011	1,000	—
€650 million 7.625% notes	2011	952	908
$750 million 5.25% notes	2012	750	—
$1,250 million 7.375% notes	2013	1,250	1,250
$3,500 million 5.55% notes	2014	3,500	—
€500 million 8.750% notes	2015	732	699
$2,250 million 8.500% notes	2018	2,250	2,250
£600 million 8.875% notes	2018	959	876
Assumed Alltel notes	2010-2032	2,335	—
Unamortized discount, net		(39)	(41)

Total debt, including current maturities		21,685	10,382
Less: current maturities		(2,998)	(444)

Total long-term debt		$18,687	$9,938

Term notes payable to Affiliate (a):
$2,431 million floating rate promissory note	2009	$—	$1,931
$9,363 million floating rate promissory note	2010	7,748	9,363
$750 million fixed rate promissory note	2010	—	454

Total due to affiliates, including current maturities		7,748	11,748
Less: current maturities		(7,748)	(2,385)

Total long-term due to affiliates		$—	$9,363

(a)	All affiliate term notes are payable to a wholly-owned subsidiary of Verizon, Verizon Financial Services LLC (“VFSL”).

Debt

Where indicated, the following notes were co-issued or co-borrowed by the Partnership and Verizon Wireless Capital LLC. Verizon Wireless Capital LLC, a wholly-owned subsidiary of the Partnership, is a limited liability company formed under the laws of Delaware on December 7, 2001 as a special purpose finance subsidiary to facilitate the offering of debt securities of the Partnership by acting as co-issuer. Other than the financing activities as a co-issuer of the Partnership’s indebtedness, Verizon Wireless Capital LLC has no material assets, operations or revenues. The Partnership is jointly and severally liable with Verizon Wireless Capital LLC for these notes.

On August 28, 2009, we repaid $444 million of the Three-Year Term Loan Facility co-borrowed by the Partnership and Verizon Wireless Capital LLC, using cash generated from operations, reducing the total outstanding borrowings under this facility to $3,996 million.

On June 25, 2009, the Partnership issued $1,000 million in aggregate principal amount of our Put/Call Notes due 2011. The interest on the Put/Call Notes will be equal to the three-month LIBOR plus an applicable margin ranging from 50 to 80 basis points that will be reset quarterly. Commencing on December 27, 2009 and on each quarterly interest payment date thereafter, both the holders of the Put/Call Notes and the Partnership have the right to require settlement of all or a portion of these notes at par. Accordingly, the Put/Call Notes are classified as current maturities in the condensed consolidated balance sheet. We used the net proceeds from the sale of these notes to repay a portion of the borrowings then outstanding under the 364-Day Bridge Facility (the “Acquisition Bridge Facility”).

On May 22, 2009, we and Verizon Wireless Capital LLC co-issued $1,250 million in aggregate principal amount of floating rate notes that bear interest equal to three-month LIBOR plus 2.60% that will be reset quarterly due 2011 and $2,750 million in aggregate principal amount of 3.75% notes due 2011 resulting in cash proceeds of $3,989 million, net of discounts and direct issuance costs (see Note 9). We used the net proceeds from the sale of these notes to repay a portion of the borrowings then outstanding under the Acquisition Bridge Facility.

On February 4, 2009, we and Verizon Wireless Capital LLC co-issued $750 million in aggregate principal amount of 5.25% notes due 2012 and $3,500 million in aggregate principal amount of 5.55% notes due 2014, resulting in cash proceeds of $4,211 million, net of discounts and direct issuance costs (see Note 9). We used the net proceeds from the sale of these notes to repay a portion of the borrowings then outstanding under the Acquisition Bridge Facility.

On January 9, 2009, immediately prior to the consummation of the acquisition of Alltel, we and Verizon Wireless Capital LLC co-borrowed $12,350 million under the Acquisition Bridge Facility in order to complete the acquisition of Alltel and repay certain of Alltel’s outstanding debt. We used cash generated from operations and the net proceeds from the sale of the February 2009 Notes, the May 2009 Notes and the Put/Call Notes to repay all of the $12,350 million of borrowings under the Acquisition Bridge Facility. No borrowings remain outstanding under the Acquisition Bridge Facility and the commitments under the Acquisition Bridge Facility have been terminated.

Upon completion of the Alltel acquisition and repayments of Alltel debt, including repayments through September 30, 2009, $2,300 million aggregate principal amount of Alltel Corporation notes issued under the same indenture remained outstanding and was held by third parties. The Alltel Corporation notes are not guaranteed by the Partnership or by any subsidiary of Alltel and are unsecured. Additionally, under the terms of a tender offer that was completed on March 20, 2009, $155 million aggregate principal amount of the $190 million 10.375% Senior PIK Toggle notes co-issued by Alltel Communications and Alltel Communications Finance were tendered and redeemed for total consideration of $191 million, including accrued interest. As of September 30, 2009, $35 million aggregate principal amount of these notes remains outstanding.

Term Notes Payable to Affiliate

Through September 30, 2009, we used cash generated from operations to repay $1,615 million of the Auction 73 floating rate promissory note payable to VFSL. As of September 30, 2009, $7,748 million remained outstanding under this note (see Note 9).

On July 30, 2009, the Partnership entered into an amendment of our $9,000 million fixed rate promissory note payable to VFSL. The fixed rate note, as amended, allows the Partnership to borrow, repay and re-borrow up to a maximum principal amount of $750 million and extends the maturity date to August 1, 2010.

We used cash generated from operations to repay all of the remaining borrowings under the $2,341 million floating rate note payable to VFSL. No borrowings remained outstanding under this note as of the maturity date of August 1, 2009.

Debt Covenants

As of September 30, 2009, we are in compliance with all of our debt covenants.

6.	Long-Term Incentive Plans

Verizon Wireless Long Term Incentive Plan

The 2000 Verizon Wireless Long-Term Incentive Plan (the “Plan”) provides compensation opportunities to eligible employees and other participating affiliates of the Partnership. The Plan provides rewards that are tied to the long-term performance of the Partnership. Under the Plan, Value Appreciation Rights (“VARs”) were granted to eligible employees. The aggregate number of VARs that may be issued under the Plan is approximately 343 million.

VARs reflect the change in the value of the Partnership, as defined in the plan, similar to stock options. Once VARs become vested, employees can exercise their VARs and receive a payment that is equal to the difference between the VAR price on the date of grant and the VAR price on the date of exercise, less applicable taxes and transaction fees. VARs are fully exercisable three years from the date of grant with a maximum term of 10 years. All VARs were granted at a price equal to the estimated fair value of the Partnership, as defined in the plan, at the date of the grant.

For the three and nine months ended September 30, 2009, the intrinsic value of VARs exercised during the period was $15 million and $167 million, respectively. For the three and nine months ended September 30, 2008, the intrinsic value of VARs exercised during the period was $29 million and $197 million, respectively.

Cash paid to settle VARs for the three and nine months ended September 30, 2009, was approximately $11 million and $157 million, respectively. Cash paid to settle VARs for the three and nine months ended September 30, 2008, was approximately $28 million and $195 million, respectively.

A summary of award activity under the Plan as of September 30, 2009 and changes during the nine-month period is summarized as follows:

	VARs (a)	Weighted Average Exercise Price of VARs (a)	Vested VARs (a)
Outstanding, December 31, 2008	28,244,486	$16.54	28,244,486
Exercised	(10,520,120)	16.07
Cancelled/Forfeited	(151,060)	18.00

Outstanding, September 30, 2009	17,573,306	$16.81	17,573,306

(a)	The weighted average exercise price is presented in actual dollars; VARs are presented in actual units.

The following table summarizes the status of the Partnership’s VARs as of September 30, 2009:

	VARs Vested & Outstanding (a)
Range of Exercise Prices	VARs	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$8.74 - $14.79	10,941,725	3.96	$12.23
$14.80 - $22.19	2,819,504	2.03	16.77
$22.20 - $30.00	3,812,077.78		30.00

Total	17,573,306		$16.81

(a)	As of September 30, 2009 the aggregate intrinsic value of VARs outstanding and vested was $327 million.

Verizon Communications Inc. Long Term Incentive Plan

In May 2009, Verizon shareholders approved the 2009 Verizon Communications Inc. Long Term Incentive Plan (the “Verizon Plan”) which permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and other awards. The maximum number of shares available for awards from the Verizon Plan is 115 million shares. The Verizon Plan amends and restates the previous long-term incentive plan.

Restricted Stock Units

The Verizon Plan provides for grants of restricted stock units (“RSUs”) that generally vest at the end of the third year after the grant. The RSUs are classified as liability awards because the RSUs will be paid in cash upon vesting. The RSU award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the performance of Verizon’s stock. Dividend equivalent units are also paid to participants at the time the RSU award is paid.

The Partnership had approximately 3.5 million RSUs outstanding under the Verizon Plan as of September 30, 2009.

Performance Share Units

The Verizon Plan also provides for grants of performance share units (“PSUs”) that generally vest at the end of the third year after the grant if certain threshold performance requirements have been satisfied. The PSU award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the performance of Verizon’s stock as well as performance relative to the targets. The PSUs are classified as liability awards because the PSU awards are paid in cash upon vesting. Dividend equivalent units are also paid to participants at the time that the PSU award is determined and paid, and in the same proportion as the PSU award.

The Partnership had approximately 5.1 million PSUs outstanding under the Verizon Plan as of September 30, 2009.

7.	Partners’ Capital and Comprehensive Income

Partners’ Capital

Changes in Partners’ capital were as follows:

	Nine Months Ended September 30, 2009
(dollars in millions)	Attributable to Cellco Partnership	Noncontrolling Interest	Total Partners’ Capital
Balance at beginning of period	$73,294	$1,692	$74,986
Net income	10,654	213	10,867
Other comprehensive income	167	—	167

Comprehensive income	10,821	213	11,034
Contributed capital	(345)	30	(315)
Noncontrolling interests in acquired company	—	487	487
Distributions	(1,840)	(184)	(2,024)
Acquisition of noncontrolling partnership interests	—	(254)	(254)
Other	14	13	27

Balance at end of period	$81,944	$1,997	$83,941

Noncontrolling interests included in our condensed consolidated financial statements includes Verizon’s ownership interest in our majority owned limited partnership Verizon Wireless of the East LP and noncontrolling interest in cellular partnerships.

Distributions

In addition to our regular quarterly tax distribution to our Partners, our Partners have directed us to make supplemental tax distributions to them. The first of such supplemental tax distributions was made on August 14, 2009 in the aggregate amount of $278 million.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting partners’ capital that, under generally accepted accounting principles, are excluded from net income. Significant changes in the components of Other comprehensive income (loss), net of income tax expense (benefit), are described below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2009	2008	2009	2008
Net Income	$3,699	$3,301	$10,867	$9,614
Other Comprehensive Income (Loss), Net of Taxes
Net unrealized gain (loss) on cash flow hedges	(16)	—	162	—
Net unrealized loss on investment in debt obligation	—	(9)	—	(15)
Defined benefit pension and postretirement plans	2	2	5	5

Total Other Comprehensive Income (Loss)	(14)	(7)	167	(10)

Comprehensive Income	$3,685	$3,294	$11,034	$9,604

Comprehensive income attributable to noncontrolling interest	$76	$65	$213	$195
Comprehensive income attributable to Cellco Partnership	3,609	3,229	10,821	9,409

Comprehensive Income	$3,685	$3,294	$11,034	$9,604

The components of Accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	At September 30, 2009	At December 31, 2008
Unrealized derivative gains (losses) on cash flow hedges	$109	$(53)
Defined benefit pension and postretirement plans	(58)	(63)

Accumulated Other Comprehensive Income (Loss)	$51	$(116)

8.	Commitments and Contingencies

The U.S. Wireless Alliance Agreement contains provisions, subject to specified limitations, that require Vodafone and Verizon to indemnify the Partnership for certain contingencies, excluding PrimeCo Personal Communications L.P. contingencies, arising prior to the formation of Verizon Wireless.

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

All of the above matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate liability with respect to these matters as of September 30, 2009 cannot be ascertained. The potential effect, if any, on the consolidated financial statements of the Partnership, in the period in which these matters are resolved, may be material.

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

9.	Subsequent Events

On October 14, 2009, a registration statement of the Partnership and Verizon Wireless Capital LLC, which registers a total of approximately $11,750 million of new notes, was declared effective by the SEC, and the Partnership and Verizon Wireless Capital LLC commenced an exchange offer to exchange the privately placed notes issued in November of 2008, as well as February and May of 2009 for new notes with similar terms, pursuant to the requirements of registration rights agreements. These financial statements do not constitute an offer of any securities for sale.

Through October 29, 2009, we used cash generated from operations to repay $1,445 million of our $9,363 million Auction 73 floating rate promissory note. As of October 29, 2009, $6,303 million of borrowings remained outstanding under this note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we”, “our”, “us” and “the Partnership” refer to Cellco Partnership d/b/a Verizon Wireless. References to “our Partners” refer to Verizon Communications Inc., and its subsidiaries (“Verizon Communications”), as well as Vodafone Group Plc, and its subsidiaries, which are the partners in Cellco Partnership.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto contained elsewhere in this Form 10-Q.

This discussion reflects the results of operations of Alltel Corporation (“Alltel”) from the date of our acquisition of Alltel on January 9, 2009, including the results of operations of the105 markets in 24 states that we agreed to divest in connection with obtaining regulatory approvals to complete the acquisition of Alltel. The following discussion includes certain forward-looking statements. For a discussion of important factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Cautionary Statement Concerning Forward-Looking Statements” included elsewhere in this Form 10-Q and “Risk Factors.”

Overview

We believe we are the industry-leading wireless service provider in the United States in terms of profitability, as measured by operating income. With our acquisition of Alltel in January 2009, we are the largest national wireless service provider in the United States, as measured by total number of customers. We offer wireless voice and data services across one of the most extensive networks in the United States.

Our goal is to be the market leader in providing wireless voice and data communication services in the United States. We focus on providing a high-quality, differentiated service across a cost-efficient network designed to meet the growing needs of our customers. Our results of operations, financial condition and sources and uses of cash in recent periods reflect management’s continued focus on implementing the following key elements of our business strategy:

•

Provide highest network reliability and continue to build out and expand our network. We continue to build out, expand and upgrade our network and explore strategic opportunities to expand our national network coverage through selective acquisitions of wireless operations and spectrum licenses. We expanded our national coverage in the nine months ended September 30, 2009 when we completed the acquisition of Alltel, paying $4,881 million, net of cash acquired from Alltel, for the equity of Alltel. We invested $5,134 million in capital expenditures for the nine months ended September 30, 2009, primarily to increase the capacity of our network to meet usage demand and to facilitate the introduction of new products and services that can take advantage of our Evolution-Data Optimized (“EV-DO”) technology.

•

Profitably acquire, satisfy and retain our customers and increase the value of our service offerings to customers. We expect to achieve revenue and net income growth by retaining our existing base of customers, obtaining new customers, increasing individual customer usage of our existing services, and bringing our customers new ways of using wireless services in their daily lives. We had approximately 89.0 million total customers at September 30, 2009, an increase of 25.7% from approximately 70.8 million at September 30, 2008.

•

Continue to expand our wireless data offerings for both consumer and business customers. We continue to capitalize on the growing demand for wireless data services by continuing to expand our data offerings for consumer and business customers and continuing to increase our data revenues. We had total data revenue of $4,130 million and $11,687 million for the three and nine months ended September 30, 2009, respectively, representing increases of 48.1% and 52.1%, respectively, compared to the corresponding prior year periods. Our total data revenue accounted for 30.5% and 29.3% of our service revenue for the three and nine months ended September 30, 2009, respectively.

•

Focus on profitability and cash flow. Our goal is to maintain industry-leading profitability levels, as measured by operating income, and to generate substantial cash flow from operations. Operating income increased by 21.1% and 22.7% for the three and nine months ended September 30, 2009, respectively, compared to the corresponding prior year periods. Cash flow from operations increased by 25.8% for the nine months ended September 30, 2009, compared to the similar period in 2008.

There is substantial competition in the wireless industry. We compete primarily against three other national wireless service providers: AT&T Mobility LLC (“AT&T Mobility”), a subsidiary of AT&T Inc. (“AT&T”), Sprint Nextel Corporation and T-Mobile USA. In many markets, we also compete with regional wireless service providers, such as US Cellular, Metro PCS, Inc. and Leap Wireless. We believe that network reliability, capacity and coverage; pricing; customer service; product development; sales and distribution; and capital resources are the most important competitive factors in our industry.

Consolidated Results of Operations

Selected Operating Statistics and Trends

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except churn)	2009	2008	% Change	2009	2008	% Change
Total customers				89,013	70,808	25.7
Retail customers				86,291	68,807	25.4
Total customer net additions in period (including acquisitions and adjustments) (1)	1,319	2,127	(38.0)	16,957	5,101	nm
Retail customer net additions in period (including acquisitions and adjustments) (2)	1,051	2,127	(50.6)	16,270	5,072	nm
Total churn rate	1.49%	1.33%	12.0	1.44%	1.21%	19.0
Retail postpaid churn rate	1.13%	1.03%	9.7	1.10%	0.93%	18.3

nm – Not meaningful

(1)

Includes customers acquired through acquisitions of approximately 79 and 646, respectively, in the three months ended September 30, 2009 and 2008, including those acquired from Alltel, and customers acquired through acquisitions of approximately 13,299 and 692, respectively, in the nine months ended September 30, 2009 and 2008, including those acquired from Alltel.

(2)

Includes retail customers acquired through acquisitions of approximately 81 and 627, respectively, in the three months ended September 30, 2009 and 2008, including those acquired from Alltel, and retail customers acquired through acquisitions of approximately 12,895 and 673, respectively, in the nine months ended September 30, 2009 and 2008, including those acquired from Alltel.

Excluding acquisitions and adjustments, we added approximately 1.0 million net retail customers during the three months ended September 30, 2009, compared to approximately 1.5 million during the similar period in 2008. Excluding customers acquired in connection with the acquisition of Alltel as well as other acquisitions and adjustments, we added approximately 3.4 million net retail customers during the nine months ended September 30, 2009, compared to 4.4 million during the similar period in 2008. Retail (non-wholesale) customers are customers who are directly served and managed by us and who buy our branded services. The decline in net retail customer additions during the three and nine months ended September 30, 2009 was due to an increase in the average monthly customer churn (“churn”), or the rate at which customers disconnect service, compared to the similar periods in 2008, partially offset by an increase in gross customer additions due to the expansion of our sales and distribution channels as a result of the acquisition of Alltel as well as an increase in gross customer additions from our prepaid channels. The increases in our total and retail postpaid churn rates were primarily a result of increased disconnections of Mobile Broadband service and business share lines, which we believe are mostly attributable to current economic conditions.

Customer acquisitions and adjustments during the nine months ended September 30, 2009 included approximately 13.2 million net new customers, after conforming adjustments but before the impact of required divestitures, which we acquired from Alltel on January 9, 2009. Customer acquisitions and adjustments during the three and nine months ended September 30, 2008 included approximately 650,000 net total customer additions, after conforming adjustments, acquired from Rural Cellular Corporation (“Rural Cellular”). We subsequently transferred a net of approximately 122,000 total customers as a result of the exchange with AT&T consummated on December 22, 2008.

Operating Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions, except ARPU)	2009	2008	% Change	2009	2008	% Change
Service revenue	$13,525	$10,935	23.7	$39,949	$31,572	26.5
Equipment and other	2,272	1,764	28.8	6,450	4,914	31.3

Total Operating Revenue	$15,797	$12,699	24.4	$46,399	$36,486	27.2

Service ARPU	$51.04	$52.18	(2.2)	$50.96	$51.55	(1.1)
Retail service ARPU	51.20	52.29	(2.1)	51.09	51.88	(1.5)
Total data ARPU	15.59	13.30	17.2	14.91	12.55	18.8

Our total operating revenue during the three months ended September 30, 2009 increased by $3,098 million, or 24.4%, and $9,913 million, or 27.2%, during the nine months ended September 30, 2009, compared to the similar periods in 2008, primarily due to the inclusion of the operating results of Alltel, as well as growth in our service revenue from sources other than the acquisition of Alltel.

Service revenue during the three months ended September 30, 2009 increased by $2,590 million, or 23.7%, and $8,377 million, or 26.5%, during the nine months ended September 30, 2009, compared to the similar periods in 2008, primarily due to the inclusion of service revenue as a result of the 13.2 million net new customers, after conforming adjustments, that we acquired in connection with the acquisition of Alltel. Since October 1, 2008, service revenue also increased as a result of a 5.0 million, or 7.0%, increase in customers from sources other than the 13.2 million customers acquired from Alltel, as well as continued growth from data services.

Total data revenue was $4,130 million and accounted for 30.5% of service revenue during the three months ended September 30, 2009, compared to $2,788 million and 25.5%, respectively, during the similar period in 2008. Total data revenue was $11,687 million and accounted for 29.3% of service revenue during the nine months ended September 30, 2009, compared to $7,685 million and 24.3%, respectively, during the similar period in 2008. Total data revenue continues to increase as a result of increased use of non-messaging services, primarily Mobile Broadband and e-mail, and messaging services. We expect that data revenue will continue to increase as a result of recent strong sales of EV-DO-enabled devices that have HTML-browsing capability (“smartphones”), continued introductions of new data-capable devices and upselling of data services to customers we acquired from Alltel as we convert them to the Verizon Wireless brand.

The declines in average revenue per customer per month (“ARPU”) from service revenues and retail service ARPU were due to the inclusion of customers acquired in connection with the acquisition of Alltel, as well as continued reductions in average voice revenue per customer, partially offset by an increase in total data ARPU. Total data ARPU increased by 17.2% during the three months ended September 30, 2009 and 18.8% during the nine months ended September 30, 2009, compared to the similar periods in 2008, as a result of the aforementioned increased usage of our data services.

Equipment and other revenue during the three months ended September 30, 2009 increased by $508 million, or 28.8%, and $1,536 million, or 31.3%, during the nine months ended September 30, 2009, compared to the similar periods in 2008. Equipment revenue increased primarily due to an increase in the number of new customers and existing customers upgrading their wireless devices. Other revenues increased primarily due to the inclusion of the operating results of Alltel and an increase in cost recovery surcharges.

Operating Costs and Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2009	2008	% Change	2009	2008	% Change
Cost of service	$1,920	$1,548	24.0	$5,751	$4,396	30.8
Cost of equipment	3,184	2,630	21.1	8,923	7,111	25.5
Selling, general and administrative expenses	4,642	3,689	25.8	13,759	10,806	27.3
Depreciation and amortization expenses	1,854	1,366	35.7	5,466	3,989	37.0

Total Operating Costs and Expenses	$11,600	$9,233	25.6	$33,899	$26,302	28.9

Cost of Service

Cost of service increased by $372 million, or 24.0%, during the three months ended September 30, 2009 and $1,355 million, or 30.8%, during the nine months ended September 30, 2009, compared to the similar periods in 2008. The increase in cost of service was primarily due to the increased costs associated with operating an expanded wireless network as a result of the acquisition of Alltel. Additionally, the increase was due to increased use of data services and applications, such as messaging and e-mail, and increased wireless network costs primarily related to cell site lease expense, partially offset by reduced roaming costs realized by moving more traffic to our own network as a result of the acquisition of Alltel. Cost of service during the three and nine months ended September 30, 2009 included $6 million and $33 million, respectively, for merger integration costs primarily related to the acquisition of Alltel.

Cost of Equipment

Cost of equipment increased by $554 million, or 21.1%, during the three months ended September 30, 2009 and $1,812 million, or 25.5%, during the nine months ended September 30, 2009, compared to the similar periods in 2008, primarily due to both an increase in the number of equipment units sold over the similar periods in 2008 and an increase in the average cost per unit as a result of increased sales of data devices. Cost of equipment during the three and nine months ended September 30, 2009 included $73 million and $131 million, respectively, for merger integration costs, such as handset conversions, relating to the Rural Cellular and Alltel acquisitions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $953 million, or 25.8%, during the three months ended September 30, 2009 and $2,953 million, or 27.3%, during the nine months ended September 30, 2009, compared to the similar periods in 2008. This increase was primarily due to the inclusion of the operating results of Alltel, and an increase in sales commission expense in our indirect channel, primarily from increased equipment upgrades and gross customer additions, as well as an increase in the average commission per unit. Also contributing to the increase in selling, general and administrative expenses were increases in bad debt expense and salary related costs, excluding commissions, during the three and nine months ended September 30, 2009, compared to the similar periods in 2008. Selling, general and administrative expenses during the three and nine months ended September 30, 2009 included $102 million and $308 million, respectively, primarily comprised of transaction fees and costs as well as merger integration costs, such as re-branding initiatives, related to the acquisition of Alltel.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $488 million, or 35.7%, during the three months ended September 30, 2009 and $1,477 million, or 37.0%, during the nine months ended September 30, 2009, compared to the similar periods in 2008. This increase was primarily driven by depreciable property and equipment and finite-lived intangible assets acquired from Alltel which are not being divested, including its customer lists and the Alltel trade name, as well as growth in depreciable assets through the nine months ended September 30, 2009.

Other Consolidated Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2009	2008	% Change	2009	2008	% Change
Interest expense, net	$(226)	$(58)	nm	$(958)	$(86)	nm
Interest income and other, net	19	102	(81.4)	58	145	(60.0)
Provision for income taxes	(291)	(209)	39.2	(733)	(629)	16.5
Effective income tax rate	7.3%	5.9%		6.3%	6.1%
Net income attributable to noncontrolling interest	$76	$65	16.9	$213	$195	9.2

nm – Not meaningful

Interest expense, net

Interest expense, net increased by $168 million, and $872, respectively, during the three and nine months ended September 30, 2009, compared to the similar periods in 2008, primarily due to an increase in the weighted-average amount of debt outstanding and, during the nine months ended September 30, 2009, higher weighted-average interest rates. The increase in the weighted-average amount of debt outstanding compared to the similar periods in 2008 was primarily driven by borrowings to finance the cost of purchasing the equity of Alltel and repaying and acquiring the Alltel debt. The increase in the weighted-average interest rate during the nine months ended September 30, 2009 was primarily due to the amortization of $248 million of debt issuance costs in connection with the Acquisition Bridge Facility as described below, which was repaid in full by June 30, 2009. Capitalized interest for the three and nine months ended September 30, 2009 was $72 million and $249 million, respectively, primarily relating to the development of wireless licenses.

Interest income and other, net

Interest income and other, net decreased by $83 million, or 81.4%, during the three months ended September 30, 2009 and $87 million, or 60.0%, during the nine months ended September 30, 2009, compared to the similar periods in 2008. These decreases were mainly attributable to the elimination in consolidation, beginning in January 2009, of the investment in Alltel’s senior notes, partially offset by an increase in equity in income of unconsolidated entities.

Provision for income taxes

The effective tax rate for the three and nine months ended September 30, 2009 compared to the similar periods in 2008 increased due to an increase in the proportion of income earned through corporate entities compared to markets owned directly or through partnership entities.

Consolidated Financial Condition

	Nine Months Ended September 30,
(dollars in millions)	2009	2008	Change
Cash Flows Provided By (Used In)
Operating activities	$16,810	$13,366	$3,444
Investing activities	(10,328)	(21,187)	10,859
Financing activities	(14,897)	8,014	(22,911)
(Decrease) Increase In Cash and Cash Equivalents	$(8,415)	$193	$(8,608)

Historically, we have funded our operations and other cash requirements utilizing internally generated funds and intercompany and external borrowings, and we expect to rely on a combination of these sources to fund ongoing capital expenditures, investments in licenses or operating markets, distributions to our Partners, and debt service needs. Sources of future intercompany and external financing requirements may include a combination of debt financing provided through intercompany debt facilities with Verizon Communications and its affiliates, borrowings from banks, or debt issued in private placements or in the public markets. We also have borrowing capacity under a fixed rate promissory note with an affiliate that permits us to borrow, repay and re-borrow from time to time up to $750 million. This note provides daily liquidity, which has historically allowed us to maintain low cash balances. We believe that internally generated funds will be sufficient to fund anticipated capital expenditures, distributions, including the supplemental tax distributions due to our Partners, interest payments on our debt and other general corporate expenditures for at least the next twelve months. The amount of cash that we need to service our debt substantially increased with the acquisition of Alltel. Our ability to make payments on our debt will depend largely upon our cash balances and future operating performance. Internally generated funds may not be sufficient to repay the principal on our debt when due, or to pay additional distributions to our Partners, if declared, and as a result, we may need to obtain cash from other sources. Furthermore, future interest payments may vary from our historical results due to changes in outstanding debt levels, change in our or Verizon Communications’ credit ratings and changes in market conditions.

Over the previous twelve months we have raised capital from a variety of public and private sources in both domestic and international markets to fund the acquisition of Alltel, to refinance the Alltel debt, to fund our acquisition of wireless spectrum licenses and to repay maturing debt. During the nine months ended September 30, 2009, we used cash generated from operations and net proceeds from the sale of notes to repay the borrowings under the Acquisition Bridge Facility, defined below, which was utilized to complete the acquisition of Alltel. We also used cash generated from operations to repay maturing and current affiliate debt.

We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of September 30, 2009, a substantial portion of our outstanding debt consisted of floating rate indebtedness. Additionally, the interest rates on our outstanding borrowings under the three-year term facility could be affected by changes to our credit ratings. See “—Credit Ratings” below.

The disruption in the global financial markets during 2008 affected some of the financial institutions with which we do business. A further sustained decline in the stability of financial institutions could affect our access to financing. In addition, if the national or global economy or credit market conditions in general were to deteriorate further, it is possible that such changes could adversely affect our cash flows through increased interest costs or adversely affect our ability to obtain external financing or to refinance our existing indebtedness. Additionally, if economic conditions worsen or our cash flows from operations decline, our liquidity could be adversely affected.

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities during the nine months ended September 30, 2009 increased by $3,444 million, or 25.8%, compared to the similar period in 2008, primarily driven by an increase in operating income in part due to the acquisition of Alltel. Partially offsetting the increase in net cash provided by operating activities were payments totaling $508 million to settle the acquired Alltel interest rate swaps, which are described below.

Cash Flows Used In Investing Activities

Capital Expenditures

Capital expenditures continue to be our primary on-going use of capital resources as they facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our wireless networks. We are directing our capital spending primarily toward increasing the capacity and expanding the footprint of our wireless voice and data network. We invested $5,134 million in capital expenditures during the nine months ended September 30, 2009 compared to $4,723 million during the similar period in 2008.

We expect that our capital expenditures will continue to be substantial as we continue to expand and upgrade our wireless network and develop and deploy our fourth generation (“4G”) mobile broadband network using LTE technology. In addition to capital expenditures, we expect, from time to time, to acquire additional wireless spectrum in a limited number of markets through participation in the Federal Communications Commission’s (“FCC”) wireless spectrum auctions and in the secondary market, as spectrum capacity is needed to support expanding data applications and a growing customer base. We also expect, from time to time, to acquire operating markets and spectrum in geographic areas where we do not currently operate.

Exclusive of any initial capital expenditures related to the integration of Alltel, we expect that, after the integration of the Alltel network, we will experience lower capital expenditures than we and Alltel would have incurred separately due to the achievement of greater volume discounts from vendors based on the combined purchasing amounts, as well as the elimination of the purchasing of duplicate network assets in the combined coverage areas.

Acquisitions

On January 9, 2009, we completed our acquisition of the equity of Alltel for cash consideration of $4,881 million, net of cash acquired from Alltel. See “—Recent Developments.”

On August 7, 2008, we completed our acquisition of Rural Cellular for cash consideration of $1,264 million, net of cash acquired. On June 10, 2008, in connection with the agreement to acquire Alltel, we purchased from third parties $4,985 million aggregate principal amount of debt obligations of certain subsidiaries of Alltel for $4,766 million plus accrued interest. On March 20, 2008, the FCC announced that Verizon Wireless was the successful bidder for twenty-five 12 MHz licenses in the A-Block frequency, seventy-seven 12 MHz licenses in the B-Block frequency and seven 22 MHZ licenses (nationwide with the exception of Alaska) in the C-Block frequency, with an aggregate bid price of $9,363 million. We paid the FCC an $885 million deposit in January 2008 and the remaining balance in April 2008.

Other

Our other investing activities during the nine months ended September 30, 2008 included $597 million of our funds held in a money market fund managed by a third party that is in the process of being liquidated.

Cash Flows (Used In) Provided by Financing Activities

During the nine months ended September 30, 2009, net cash used in financing activities was $14,897 million, compared with the net cash provided by financing activities of $8,014 million during the similar period in 2008. Net cash used in financing activities during the nine months ended September 30, 2009 primarily included net debt repayments of $21,033 million and distributions to our Partners of $2,396 million. Proceeds from borrowings, net of discounts, during the nine months ended September 30, 2009 were approximately $9,223 million.

Our total debt increased by $7,303 million, or 33.0%, to $29,433 million during the nine months ended September 30, 2009. We issued $9,223 million of fixed and floating rate debt with varying maturities and utilized a credit facility to complete the acquisition of Alltel as described below. The increase in debt at September 30, 2009 also reflects approximately $2,335 million of assumed Alltel debt owed to third parties. Partially offsetting the increase in total debt were debt repayments as described below.

On December 19, 2008, the Partnership and Verizon Wireless Capital LLC as the borrowers, entered into a $17.0 billion credit facility (“Acquisition Bridge Facility”). On January 9, 2009, the Partnership borrowed $12,350 million under the Acquisition Bridge Facility in order to complete the acquisition of Alltel and repay certain of Alltel’s outstanding debt as described below. The Partnership used cash generated from operations and the net proceeds from the sale of the notes in February, May and June 2009 described below to repay all of the borrowings under the Acquisition Bridge Facility. The Acquisition Bridge Facility has been paid in full and the commitments under the Acquisition Bridge Facility have been terminated.

In connection with the acquisition of Alltel, we assumed $23,929 million of debt, of which $2,335 million remains outstanding to third parties as of September 30, 2009. Under the terms of a tender offer that was completed on March 20, 2009, $155 million aggregate principal amount was redeemed for a loss that was not significant.

In February 2009, the Partnership and Verizon Wireless Capital LLC co-issued $4,250 million aggregate principal amount of three- and five-year fixed rate notes in a private placement resulting in cash proceeds of $4,211 million, net of discounts and issuance costs. In May 2009, the Partnership and Verizon Wireless Capital LLC co-issued $4,000 million aggregate principal amount of two-year fixed and floating rate notes in a private placement resulting in cash proceeds of approximately $3,989 million, net of discounts and issuance costs.

On June 25, 2009, we issued $1,000 million in aggregate principal amount of our floating rate Put/Call Notes due 2011. Commencing on December 27, 2009 and on each quarterly interest payment date thereafter, both the noteholders and we have the right to require settlement of all or a portion of these notes at par. Accordingly, the notes are classified as current maturities in the condensed consolidated balance sheet.

On October 14, 2009, a registration statement of the Partnership and Verizon Wireless Capital LLC, which registers a total of approximately $11,750 million of new notes, was declared effective by the SEC, and the Partnership and Verizon Wireless Capital

LLC commenced an exchange offer to exchange the privately placed debt issued in November of 2008, as well as February and May of 2009 for new notes with similar terms, pursuant to the requirements of registration rights agreements. This Report on Form 10-Q does not constitute an offer of any securities for sale.

During the nine months ended September 30, 2009, we repaid $1,615 million of the borrowings under our Auction 73 floating rate promissory note, which was payable to Verizon Financial Services LLC (“VFSL”), a wholly-owned subsidiary of Verizon Communications, with cash generated from operations. During the nine months ended September 30, 2009, we also used $1,931 million of cash generated from operations to repay all of the remaining borrowings under our $2,431 million floating rate note payable to VFSL that matured on August 1, 2009.

On July 30, 2009, we and VFSL amended certain provisions of our fixed rate promissory note that permits us to borrow, repay and re-borrow from time to time up to a stated maximum principal amount. The amendments include changing the maximum principal amount that we can borrow, repay and re-borrow from time to time to $750 million and extending the term to August 1, 2010. Amounts borrowed under this note bear interest at a rate of 5.8% per annum. This note provides daily liquidity, which has historically allowed us to maintain low cash balances.

In addition to our quarterly tax distribution to our Partners, our Partners have directed us to make supplemental tax distributions to them. The first of such supplemental tax distributions was made on August 14, 2009 for an aggregate amount of $278 million. In November 2008, we provided our Partners with the customary calculation of the aggregate tax distribution of $556 million for the quarter ending September 30, 2008. With respect to this tax distribution, however, Verizon Communications and Vodafone agreed to defer payment until the first to occur of either distribution by us or the passage of five business days after receipt of a written request for distribution delivered to us by Vodafone or Verizon Communications. On April 23, 2009, we made payment of the deferred distribution in full (without interest, premium or other adjustment) of the applicable amounts to our Partners.

Other, net financing activities during the nine months ended September 30, 2009 primarily included approximately $254 million, primarily to increase our ownership interest in several non-wholly-owned partnerships acquired in the acquisition of Alltel and $271 million of issuance costs primarily related to the Acquisition Bridge Facility.

Credit Ratings

There were no changes to the credit ratings of the Partnership from those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Flows Provided by Financing Activities” in our S-4 Registration Statement. While we do not presently anticipate a ratings downgrade, the three primary rating agencies have identified potential circumstances which they believe could result in a ratings downgrade for the Partnership in the future, including sustained leverage levels as a result of: (i) diminished wireless operating performance as a result of a weakening economy and competitive pressures; and (ii) failure to achieve significant synergies in the Alltel integration. A downgrade in our credit rating, or that of Verizon Communications, would increase our cost of obtaining financing, and could affect the amounts of indebtedness and types of financing structures and debt that may be available to us. Additionally, the interest rate on our outstanding borrowings under the three-year term facility would be affected by changes to our credit ratings.

Debt Covenants

Our three-year term facility contains covenants that are typical for large, investment grade companies. These covenants include requirements to pay interest and principal in a timely fashion, to pay taxes, to maintain insurance with responsible and reputable insurance companies, to keep appropriate books and records of financial transactions, to maintain our properties, to provide financial and other reports to our lenders, to limit pledging and disposition of assets and mergers and consolidations and other similar covenants.

In addition, we are required to maintain on the last day of any period of four fiscal quarters a leverage ratio of debt to earnings before interest, taxes, depreciation, amortization and other adjustments (“EBITDA”), as defined in the three-year term facility, not in excess of 3.25 to 1.0 times for such period. At September 30, 2009, the leverage ratio was 1.2 to 1.0 times.

Each of the promissory notes we signed with VFSL contains covenants that limit our ability to merge with another entity and dispose of our assets, and contains customary events of default, including nonpayment of principal or interest, breach of covenants, certain bankruptcy events, cross-default to other debt owed to VFSL and its affiliates and cross-acceleration to other material debt. In addition, the loss of Verizon Communications’ power to appoint a majority of Verizon Wireless’ board of representatives and, subject to certain exceptions, the incurrence of additional indebtedness by us will constitute an event of default.

As of September 30, 2009, we were in compliance with all of our debt covenants.

Cash and Cash Equivalents

Our Cash and cash equivalents at September 30, 2009 totaled $812 million, an $8,415 million decrease compared to Cash and cash equivalents at December 31, 2008, primarily related to the acquisition of Alltel, net of cash acquired.

Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and foreign currency exchange rate fluctuations. We employ risk management strategies which may include the use of a variety of derivatives, including cross-currency swaps and interest rate swap agreements. We do not hold derivatives for trading purposes.

It is our general policy to enter into interest rate and foreign currency derivative transactions only to the extent necessary to achieve our desired objectives in limiting our exposure to the various market risks. Our objectives include maintaining a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. We do not hedge our market risk exposure in a manner that would completely eliminate the effect of changes in interest rates. We do not expect that our net income, liquidity and cash flows will be materially affected by these risk management strategies.

Our primary market risk relates to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rate. As of September 30, 2009, we had approximately $14.0 billion of aggregate floating rate debt outstanding. A change in the interest rate of 1.0% would change annual interest expense by $140 million. The interest rates on our existing long-term debt obligations, with the exception of the three-year term facility, are unaffected by changes to our credit ratings.

Alltel Interest Rate Swaps

As a result of the acquisition of Alltel, we acquired seven interest rate swap agreements with a notional value of $9.5 billion that paid fixed and received variable rates based on three-month and one-month LIBOR with maturities ranging from 2009 to 2013. As of September 30, 2009, we have settled all of these agreements using cash generated from operations. Prior to settlement, changes in the fair value of these swaps were recorded in earnings. The gain recognized upon settlement in our condensed consolidated statements of income was not significant.

Cross Currency Swaps

During 2008, we entered into cross-currency swaps designated as cash flow hedges to exchange approximately $2.4 billion of the net proceeds from the sale of the December 2008 Notes from pounds sterling and euros into U.S. dollars, to fix our future interest and principal payments in U.S. dollars as well as mitigate the impact of foreign currency transaction gains or losses. We record these contracts at fair value and any gains or losses on these contracts will, over time, offset the gains or losses on the underlying debt obligations. As of September 30, 2009, the fair values of the cross-currency swaps were $327 million in an asset position and are included in Deferred charges and other assets, net in the condensed consolidated balance sheets. For the three and nine months ended September 30, 2009, a pretax $25 million gain and $322 million gain, respectively, on the cross-currency swaps has been recognized in Other comprehensive income, and $41 million and $160 million, respectively, was reclassified from Accumulated other comprehensive income to Interest income and other, net to offset the related foreign-currency transaction loss on the underlying debt obligation.

Other Factors That May Affect Future Results

Recent Developments

Alltel Corporation

On June 5, 2008, we entered into an agreement and plan of merger with Alltel, a provider of wireless voice and advanced data services to residential and business customers in 34 states, and its controlling stockholder, Atlantis Holdings LLC, an affiliate of private investment firms TPG Capital and GS Capital Partners, to acquire 100% of the equity of Alltel in an all-cash merger. After satisfying all closing conditions, including receiving the required regulatory approvals, we closed the acquisition on January 9, 2009, and paid approximately $5.9 billion for the equity of Alltel. The aggregate principal amount of Alltel debt at the date of the acquisition, including the Alltel debt acquired, was approximately $23.8 billion.

As a condition of the regulatory approvals that were required to complete the acquisition of Alltel, we are required to divest overlapping properties in 105 operating markets in 24 states (“Alltel Divestiture Markets”). These markets consist primarily of Alltel operations, but also include our pre-merger, Verizon Wireless-branded operations in four markets, as well as operations in southern Minnesota and western Kansas that were acquired from Rural Cellular.

On May 8, 2009, we entered into a definitive agreement with AT&T Mobility, pursuant to which AT&T Mobility agreed to acquire 79 of the 105 Alltel Divestiture Markets, including licenses and network assets for $2.35 billion in cash. On June 9, 2009, the Partnership entered into a definitive agreement with Atlantic Tele-Network, Inc (“ATN”), pursuant to which ATN agreed to acquire the remaining 26 Alltel Divestiture Markets that were not included in the transaction with AT&T Mobility, including licenses and network assets for $200 million in cash. We are targeting to close both the AT&T and ATN transactions by the end of 2009. Completion of each of the foregoing transactions is subject to receipt of regulatory approvals.

Regulatory and Competitive Trends

The information set forth below updates the corresponding information in “Business” in our registration statement on Form S-4.

On October 22, 2009, the FCC initiated a proceeding in which it proposes to adopt so-called “net neutrality” rules that it describes as intended to preserve the openness of the Internet. The proposed rules would apply to all providers of broadband Internet access services, whether wireline or wireless, but would not apply to providers of applications, content or other services. The FCC proposes to adopt as rules four principles taken from a previous policy statement that applied to wireline broadband services and to add two new requirements, all of which would be subject to the ability of network providers to engage in reasonable network management practices and to meeting the needs of law enforcement, public safety and national security. Specifically, the proposed rules would provide that a broadband Internet access provider: 1) may not prevent its users from sending or receiving lawful content over the Internet; 2) may not prevent its users from running or using lawful applications and services; 3) may not prevent its users from connecting to and using on its networks their choice of lawful devices that do not harm the network; 4) may not deprive its users of their entitlement to competition among network providers, applications, content or services; 5) must treat lawful content, applications or services in a nondiscriminatory manner; and 6) must disclose information on network management and other practices reasonably required for users and application, content and service providers to enjoy the protections of the rules. Any final rules that ultimately may be adopted, depending upon their scope and terms, could have a significant adverse effect on our broadband services.

Other Recent Accounting Standards

In June 2009, the accounting standard regarding the requirements of consolidation accounting for variable interest entities was updated to require an enterprise to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling interest in a variable interest entity. This standard update is effective for all interim and annual reporting periods beginning on January 1, 2010. We are currently evaluating the impact this standard update will have on our consolidated financial statements.

In September 2009, the accounting standard regarding multiple deliverable arrangements was updated to require the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update must be adopted no later than January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact this standard update will have on our consolidated financial statements.

In September 2009, the accounting standard regarding arrangements that include software elements was updated to require tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update must be adopted no later than January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact this standard update will have on our consolidated financial statements.

Cautionary Statement Concerning Forward-Looking Statements

In this Quarterly Report on Form 10-Q we have made forward-looking statements. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words “anticipates,” “believes,” “estimates,” “hopes” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following important factors, along with those discussed elsewhere in this Quarterly Report and those disclosed in “Risk Factors” and “Special Note Concerning Forward-Looking Statements” contained in our registration statement on Form S-4, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

•	materially adverse changes in economic conditions in the markets served by us;

•	our ability to successfully integrate the Alltel business into our operations and achieve anticipated benefits of the acquisition;

•	our ability to complete acquisitions and dispositions;

•

an adverse change in the rating afforded our debt securities, or those of Verizon Communications, by nationally accredited ratings organizations or adverse conditions in the credit markets impacting the cost, including interest rates, and/or availability of financing;

•

our ability to obtain sufficient financing to satisfy our substantial capital requirements, including to fund capital expenditures, debt service and distributions to our owners, and to refinance our existing debt;

•	our ability to acquire and retain customers;

•	our continued provision of satisfactory service to our customers at an acceptable price;

•	the effects of the substantial competition that exists in our markets, which has been intensifying;

•

our ability to develop future business opportunities, including wireless data services and deployment of next- generation technology, and to continue to adapt to the changing conditions in the wireless industry;

•	the ability of our key suppliers to meet their obligations to us;

•	material changes in available technology and the effects of such changes, including technology substitution and the cost of deployment;

•	the impact of continued unionization efforts with respect to our employees;

•	regulatory and taxation developments including new regulations and taxes that could increase our cost of doing business or reduce demand for our services;

•	developments in connection with existing or future litigation;

•	equipment failures, natural disasters, terrorist acts or other breaches of network or information technology security; and

•

changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information relating to market risk is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Market Risk.”

Item 4.	Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2009.

We completed the acquisition of Alltel Corporation on January 9, 2009, at which time Alltel became a subsidiary of the Partnership. We considered the transaction material to the results of our operations, cash flows and financial position from the date of the acquisition through September 30, 2009, and believe that the internal controls and procedures of Alltel have a material effect on our internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of the former Alltel into our internal control over financial reporting. We have extended our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include the former Alltel. We will report on our assessment of our combined operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.

There were no other changes in our internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

We have concluded an audit of our cell site, switch and non-retail building facilities under an audit agreement with the United States Environmental Protection Agency (“EPA”). The audit identified potential violations of various laws governing hazardous substance reporting, air permitting and spill plan preparation. A consent agreement relating to the audit is pending final approval by the EPA. While we do not believe that any of the alleged violations has resulted in a release or threatened release, aggregate penalties will exceed $100,000 because of the number of facilities operated by us. We do not believe that the penalties ultimately incurred and the cost of remedying any alleged violations will be material.

Item 1A.	Risk Factors

Information related to our risk factors is disclosed in “Risk Factors” in our registration statement filed on Form S-4 (Registration No. 333-160446).

Item 6.	Exhibits

Exhibit Number

10.1	Amendments to the Fixed Rate Promissory Note between Cellco Partnership and Verizon Financial Services LLC dated as of September 1, 2005 (incorporated by reference to Cellco Partnership’s Form S-4 dated October 13, 2009 (No. 333-160446))

10.2	Amendments to the Auction 73 Floating Rate Promissory Note between Cellco Partnership and Verizon Financial Services LLC dated as of March 31, 2008 (incorporated by reference to Cellco Partnership’s Form S-4 dated October 13, 2009 (No. 333-160446))

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLCO PARTNERSHIP (d/b/a VERIZON WIRELESS)

Date: October 29, 2009	By	/s/ John Townsend
John Townsend
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

10.1	Amendments to the Fixed Rate Promissory Note between Cellco Partnership and Verizon Financial Services LLC dated as of September 1, 2005 (incorporated by reference to Cellco Partnership’s Form S-4 dated October 13, 2009 (No. 333-160446))

10.2	Amendments to the Auction 73 Floating Rate Promissory Note between Cellco Partnership and Verizon Financial Services LLC dated as of March 31, 2008 (incorporated by reference to Cellco Partnership’s Form S-4 dated October 13, 2009 (No. 333-160446))

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.