Form 10-K
period 2009-12-31
CELLCO PARTNERSHIP
filed 2010-03-12
CIK 1175215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 333-160446

Cellco Partnership

(Exact name of registrant as specified in its charter)

Delaware	22-3372889
(State of incorporation)	(I.R.S. Employer Identification No.)

One Verizon Way Basking Ridge, New Jersey	07920
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (908) 306-7000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      No ✓

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      No ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer ✓	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      No ✓

Documents incorporated by reference: None

Unless otherwise indicated, all information is as of March 12, 2010

Trademarks, servicemarks and other similar intellectual property owned by or licensed to us appear in italics. All other trademarks in this annual report are the property of their respective owners.

In this annual report “Verizon Wireless’, “the partnership”, “our company”, “the Company”, “we”, “us” and “our” refer to Cellco Partnership, which does business as Verizon Wireless, and, unless the context indicates otherwise, its subsidiaries.

PART I Item 1. Business

Overview

Cellco Partnership is a Delaware general partnership formed on October 4, 1994. Cellco Partnership does business as Verizon Wireless. Our partners include subsidiaries of Verizon Communications Inc. (“Verizon Communications”), which own 55% of the partnership, and U.S. subsidiaries of Vodafone Group Plc (“Vodafone”), which own 45% of the partnership. Verizon Communications and Vodafone are among the world’s leading telecommunications providers. We believe that our relationships with them afford us benefits, including Verizon Communications’ own brand marketing efforts and promotional opportunities for us with its customer base, and Vodafone’s insights from its international markets.

We believe we are the industry-leading wireless service provider in the United States in terms of profitability, as measured by operating income. We are the largest wireless service provider in the United States, as measured by total number of customers and revenue. We offer wireless voice and data services across one of the most extensive networks in the United States, and we have the largest third generation (“3G”) network of any U.S. wireless service provider.

Alltel Acquisition and Integration

On June 5, 2008, we entered into an agreement and plan of merger (“Alltel Merger Agreement”) with Alltel Corporation (“Alltel”) and its controlling stockholder, Atlantis Holdings LLC, an affiliate of private investment firms TPG Capital and GS Capital Partners, to acquire, in an all-cash merger, 100% of the equity of Alltel (“Alltel Acquisition”) for cash consideration of $5.9 billion and the assumption of approximately $24 billion of aggregate principal amount of Alltel debt. We closed the transaction on January 9, 2009. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”

In connection with obtaining regulatory approvals for the Alltel Acquisition from the U.S. Department of Justice (“DOJ”) and the Federal Communications Commission (“FCC”), we agreed to divest overlapping properties in 105 operating markets in 24 states, which we refer to as the “Alltel Divestiture Markets.” See “—Strategic Acquisitions.”

Substantially all of the Alltel markets that are not subject to divestiture have been re-branded to “Verizon Wireless.” As a result of the Alltel Acquisition, we have experienced cost savings from reduced roaming costs, the elimination of duplicate facilities and reduced overall expenses relating to advertising, overhead and headcount. We also expect to experience reduced overall combined capital expenditures as a result of greater economies of scale and the redeployment of redundant network assets. Our network and Alltel’s network both employ code division multiple access (“CDMA”) technology, which is facilitating the integration of Alltel’s network operations with ours. We cannot, however, assure you that we will be able to achieve all of the anticipated cost savings and other benefits in connection with the Alltel Acquisition.

Industry Overview

The growth in the U.S. wireless industry in terms of customers and revenue has been substantial, as illustrated by the following table.

Wireless Industry Statistics*

	2002	2003	2004	2005	2006	2007	2008
Total service revenues (in billions)	$76.5	$87.6	$102.1	$113.5	$125.5	$138.9	$148.1
Revenue growth	17.7%	14.5%	16.6%	11.2%	10.6%	10.7%	6.6%
Ending customers (in millions)	140.8	158.7	182.1	207.9	233.0	255.4	270.3
Customer growth	9.7%	12.8%	14.8%	14.2%	12.1%	9.6%	5.8%

* Source: CTIA—The Wireless Association 2009

While we believe, based on the following trends, that the U.S. wireless industry will continue to experience revenue growth, the pace of future growth will depend less on increases in the adoption of traditional wireless voice services by new users and more on the development and uptake of new and innovative data services, increases in wireless connections associated with new services and new types of wirelessly enabled devices that take advantage of enhanced network speeds and capacities. Future growth also could be impacted by competition from new technologies as well as the condition of the economy.

More affordable pricing is driving increased use of wireless services. National wireless service providers are offering voice service plans with large bundles of included minutes at lower effective per minute rates, as well as plans offering unlimited voice and data usage, which improve the affordability, and increase the adoption, of wireless service. National plans, which offer no additional fees for long distance and roaming, have also become standard offerings. Share plans, in which minute bundles are shared among family or group members with lower access prices for additional users, are also enhancing the value and attractiveness of wireless service. Most of these plans are offered on a postpaid basis and require a contractual purchase commitment from the customer, typically for one or two years. Prepaid plans, whereby wireless service is paid for in advance and does not require a service commitment, have made wireless service more affordable and accessible to a variety of differing customer segments, such as those who are credit-challenged and those with fluctuating or occasional usage needs. In addition, certain wireless service providers and resellers are also offering, on a prepaid basis, competitively priced wireless offerings that include unlimited voice, text and data usage at lower price levels than comparable postpaid offerings. As price levels for wireless voice services have declined, an increasing number of landline customers have shifted their telecommunications usage to wireless and, in some cases, have made wireless their sole voice telecommunications service.

Wireless data usage continues to grow, increasing revenues and impacting network capacity. As wireless service providers continue to upgrade their networks to enhance data-carrying capabilities and to permit higher-speed data transmission, the demand for full Internet browsing capabilities for phones and the proliferation of wireless data applications for wirelessly-enabled laptops, phones and other wireless devices, is increasing and driving wireless data usage. This growing demand for wireless data services has, in turn, spurred the demand for still-higher-speed network technologies and the development of an array of more advanced wireless devices that include more robust data functionality. A number of computer makers are offering netbooks, which are portable wireless computers smaller and lower in price than traditional laptop computers. A wide array of data application stores created by software platform providers, device makers and wireless service providers are accessible online or are in various stages of development, greatly increasing the availability of compelling data applications and driving increased usage of wireless services. In addition, the growth of machine-to-machine products and services is accelerating. In this area, specialized wireless devices facilitate communications between machines for a wide variety of business and consumer needs, such as inventory management, sales fulfillment, utility metering, health monitoring, vehicle tracking and telematics. While increasing wireless data usage is promoting network efficiencies and revenue growth, it is also adversely impacting network capacity, necessitating expenditures to acquire additional spectrum in certain markets and to increase the deployment of network infrastructure on existing and newly acquired spectrum, as well as spurring the demand for more efficient network technologies.

Development and deployment of higher-speed wireless technologies. Several higher-speed wireless technologies have been deployed by various wireless service providers, while others are in the process of being developed to meet the growing customer appetite for wireless communications in both fixed and fully mobile environments.

For example, we have deployed the largest 3G wireless network in the United States. This network, which enables high-speed data transmission, covered a population of approximately 285 million as of December 31, 2009, with further expansion ongoing. Other wireless service providers are in various stages of deploying their own 3G networks. In addition, some municipalities and communications companies have been deploying networks of small Wi-Fi access points, or “hotspots,” on unlicensed spectrum to provide wireless access to the Internet for municipal employees, the general public or, in the case of communications companies, their subscribers. By employing Voice over Internet Protocol (“VoIP”) technology, Wi-Fi based networks are also capable of carrying voice communications, and several wireless device manufacturers offer dual-mode phones that can operate over such networks when available, and otherwise operate on cellular and personal communications service (“PCS”) networks.

Fourth generation (“4G”) technologies—Long Term Evolution (“LTE”) and Worldwide Interoperability for Microwave Access (“WiMAX”)—are being developed and, in limited cases, deployed to further increase network capacity and data throughput performance, create alternatives to fixed-line broadband service, enhance the performance of existing data applications, and drive the development of new data applications and data-centric wireless devices. We and AT&T Inc. (“AT&T”), as well as Vodafone, China Mobile Limited and several other major international wireless service providers, have announced plans to deploy LTE. See “—Business Strategy—Provide highest network reliability and continue to build out and expand our network.” We plan to launch our LTE network in 25 to 30 markets in 2010 and to deploy LTE in virtually all of our current 3G network footprint by the end of 2013. Certain of our FCC licenses that we plan to use on this network are subject to “open access” requirements, some of the specifics of which are still being determined by the FCC. See Part I, Item 1A, “Risk Factors—Risks Related to Our Business—Use of our 700 MHz C block licenses will be subject to as yet undetermined “open access” regulatory obligations, which may increase the cost of using this spectrum.”

Wireless industry consolidation. In order to achieve scale and scope efficiencies, the wireless industry has engaged in significant consolidation activity, including mergers between national wireless service providers, as well as acquisitions by such providers of smaller regional wireless companies. For example, in 2007, AT&T acquired Dobson Communications and, in November 2009, it completed the acquisition of Centennial Communications. In August 2008, we completed our purchase of Rural Cellular Corporation (“Rural Cellular”), and on January 9, 2009, we completed the Alltel Acquisition. We expect that consolidation activity will continue.

New entrants to the wireless market are positioned to provide increased competition. Several major cable companies have acquired advanced wireless services (“AWS”) spectrum and 700 MHz spectrum for the provision of wireless services. In December 2009, Cox Communications, the third largest domestic cable operator, launched wireless services in three markets, with future expansions planned in 2010. Also, as mentioned above, the leading WiMAX network deployment initiative in the United States includes participation of cable companies, as well as Google, Inc. (“Google”) and Intel. In addition, other participants in the wireless value chain, including data application and content providers and device manufacturers, are introducing products and services directly to wireless consumers, rather than through wireless service providers, in order to compete more effectively for wireless data revenues. For example, in 2007, Google developed and launched its Android open-architecture operating system for wireless devices. In November 2009, we began offering two Android-enabled devices on an exclusive basis in the United States – the Motorola Droid and the HTC Droid Eris. See “—Wireless Devices.” These devices permit customers to download and use wireless data applications and services directly from third-party content and application providers. Enhanced Internet browsers, now available on many phones, also permit access to applications and content directly from the Internet. Also, several device makers are making third-party applications and content available by bundling them with their products. While we believe that this trend may negatively impact portions of the revenue streams of wireless service providers, we believe it also has the potential to spur innovation in the developer, content and device maker communities and to bring a vast array of new services, devices and solutions to customers, further increasing the number of connections, usage and revenue for wireless service providers.

Business Strategy

Our goal is to be the market leader in providing wireless voice and data communication services in the United States. We focus on providing a high-quality, differentiated service across a cost-efficient network designed to meet the growing needs of our customers. To accomplish this goal, we plan to continue to implement the following key elements of our business strategy to differentiate our service from that of our competitors:

Provide highest network reliability and continue to build out and expand our network. We believe that network reliability is a key differentiator in the wireless services market in the United States and a driver of customer satisfaction. We focus our efforts on designing and deploying our network in a manner that we believe maximizes the number of calls that are connected and completed by our customers on the first attempt. We also employ various elements of power redundancy in our network in order to provide our customers with what we believe to be the most reliable wireless network in the United States. We have the largest 3G network of any wireless service provider in the United States. We plan to continue to build out, expand and upgrade our network and explore strategic opportunities to expand our national network coverage through selective acquisitions of wireless operations and spectrum licenses. We plan to launch our LTE network in 25 to 30 markets in 2010 and to deploy LTE in virtually all of our current 3G network footprint by the end of 2013. We believe that the broad wireless industry support for LTE will provide us with the opportunity to adopt an access platform with global scale. LTE is designed to provide wireless data networks with higher speed and throughput performance, and improved efficiencies. We are committed to continuing to evaluate new and alternative technologies to enable us to further develop our network capabilities and enhance network efficiencies.

Profitably acquire, satisfy and retain our customers and increase the value of our service offerings to customers. We expect to achieve revenue and operating income growth by retaining our existing base of customers, obtaining new customers, increasing individual customer usage of our existing services, and bringing our customers new ways of using wireless services in their daily lives. We believe a superior network and quality customer service increase customer satisfaction, which reduces the rate at which customers disconnect individual lines of service (“churn”). We believe that we have the most loyal customer base of any national wireless service provider in the United States, as measured by total customer churn. We are committed to providing high-quality customer service. See “—Marketing—Customer Service, Retention and Satisfaction.”

Continue to expand wireless data offerings, and develop and bring to market innovative wireless devices for both consumer and business customers. We believe that we are in a strong position to take advantage of the growing demand for wireless data services. Our strategy is to leverage our leadership position in the wireless marketplace to be the wireless service provider of choice for wireless data products and services by creating customized solutions for specific industry segments and offering a wide variety of data options for both consumer and business customers. See “—Wireless Offerings—Wireless Services.” We continue to explore collaborative relationships with key device manufacturers, software platform providers and data applications developers to create innovative phones that will deliver an optimal data experience for our customers. In addition, through our open development initiative, we are also focused on providing our customers with the ability to use, on our network, devices and mobile applications that we do not sell. See “—Network—Technology.”

Focus on profitability and cash flow. We continue to leverage our scale to reduce costs and make our business more efficient, while improving our overall profitability, as measured by operating income. We continue to drive network efficiencies and to improve our capital efficiency by improving network traffic handling processes, seeking better pricing and terms from our suppliers and employing spectrum- and resource-efficient technologies. Our focus on improving operating and capital efficiency has historically allowed us to generate increasing levels of cash flow from operations.

Strategic Acquisitions

One of our primary business strategies is to build out and expand the capacity and coverage of our digital network so that we may provide sufficient capacity and seamless and superior coverage nationally on a cost-efficient basis. To help us implement this strategy, we have entered into and/or completed several recent transactions to acquire spectrum licenses and other assets of wireless service providers in select markets. Described below are transactions that we have entered into or completed since January 1, 2009 and that are valued at $200 million or more.

On January 9, 2009, we completed the Alltel Acquisition. See “—Alltel Acquisition and Integration.”

On May 8, 2009, we also entered into a definitive agreement with AT&T Mobility LLC (“AT&T Mobility”), a subsidiary of AT&T, pursuant to which AT&T Mobility agreed to acquire 79 of the 105 Alltel Divestiture Markets, including licenses, network assets and, as of December 31, 2009, approximately 1.6 million subscribers, for approximately $2.4 billion in cash (“AT&T Transaction”). The 79 markets consist primarily of Alltel operations in Alabama, Arizona, California, Colorado, Iowa, Michigan, Minnesota, Montana, Nebraska, Nevada, New Mexico, North Dakota, South Dakota, Tennessee, Utah, Virginia and Wyoming, but also include our pre-merger, Verizon Wireless branded operations in four markets as well as operations in southern Minnesota and western Kansas that we acquired from Rural Cellular. We expect to close the AT&T Transaction during the first half of 2010. Completion of the transaction is subject to receipt of regulatory approvals from the DOJ and the FCC.

On May 8, 2009, we entered into a definitive agreement with AT&T pursuant to which we agreed to acquire wireless properties that were owned by Centennial Communications Corp (“Centennial”) in five service areas in Louisiana and Mississippi, including licenses, network assets and, as of December 31, 2009, approximately 107,000 customers, for $240 million in cash. The service areas are Lafayette, LA, LA-5 (Beauregard), LA-6 (Iberville), LA-7 (West Feliciana) and MS-8 (Claiborne). AT&T had previously entered into an agreement to acquire Centennial, and that acquisition was completed in November 2009. On March 4, 2010, our agreement with AT&T was amended and restated to add an additional service area in Mississippi, MS-9 (Copiah), with approximately 3,000 customers, without any change to the $240 million purchase price. Completion of this transaction with AT&T is subject to receipt of regulatory approvals from the DOJ and the FCC.

On June 9, 2009, we entered into a definitive agreement with Atlantic Tele-Network, Inc. (“ATN”), pursuant to which ATN agreed to acquire the 26 Alltel Divestiture Markets that were not included in the AT&T Transaction, including licenses, network assets and, as of December 31, 2009, approximately 830,000 subscribers, for $200 million in cash (“ATN Transaction”). The 26 markets consist of Alltel operations in Georgia, Idaho, Illinois, North Carolina, Ohio and South Carolina. We expect to close the ATN Transaction during the first half of 2010. Completion of the transaction is subject to receipt of regulatory approvals from the DOJ and the FCC. The other acquisitions that we entered into or completed since January 1, 2009 consisted of various individually immaterial wireless licenses (including, in some cases, related network assets and customers) and partnership interests.

Competition

We compete primarily against three other national wireless service providers: AT&T, Sprint Nextel Corporation (“Sprint Nextel”) and T-Mobile USA. In addition, in many markets we also compete with regional wireless service providers, such as US Cellular, Metro PCS and Leap Wireless. We expect competition to intensify as a result of continuing increases in wireless market penetration levels, the development and deployment of new technologies, the introduction of new products and services, new market entrants, the availability of additional spectrum, both licensed and unlicensed, and regulatory changes. Competition may also increase if smaller, stand-alone wireless service providers merge or transfer licenses to larger, better capitalized and more experienced wireless service providers. We also compete with resellers that buy bulk wholesale service from facilities-based wireless service providers for resale.

The wireless industry also faces competition from other communications and technology companies seeking to increase their brand recognition and capture customer revenue with respect to the provision of wireless products and services. For example, Apple Inc. is packaging software applications and content with its phones. Google has developed an open operating system and related applications for mobile devices that has been deployed on phones that we and certain other wireless service providers currently offer. In addition, in January 2010, Google began selling its own branded phone directly to consumers via its web store. Third parties, such as Skype, are also now offering alternative means for making wireless voice calls that, in certain cases, can be used in lieu of the wireless provider’s voice service.

We believe that the following are the most important competitive factors in our industry:

Network reliability, capacity and coverage. We believe that a wireless network that consistently provides high quality and reliable service is a key differentiator in the U.S. market and a driver of customer satisfaction. Lower prices, improved service quality and new data service offerings have led to increased customer usage of wireless services, which in turn impacts network capacity. In order to compete effectively, wireless service providers must keep pace with network capacity needs and offer highly reliable national coverage through their networks. We believe that we have the nation’s most reliable wireless voice and data network. Third-party studies conducted in the fourth quarter of 2009 show that, on a percentage basis, we have the fewest dropped calls and the fewest ineffective attempts among the national wireless service providers in the 100 most populous U.S. metropolitan areas. We continue to look for opportunities to expand our network through the build-out of our existing spectrum and the acquisition of new operating markets.

Pricing. Service and equipment pricing play an important role in the wireless competitive landscape, as evidenced by increases in the marketing of minutes-sharing plans; free mobile-to-mobile calling; offerings of larger bundles of included minutes at attractive price points, with no roaming or long distance charges; calling group features that enable customers to place and receive calls from a group of U.S. phone numbers they designate (including landline numbers) without the call time counting against their minute allotment; and both prepaid and postpaid plans offering unlimited voice and data usage. We seek to compete in this area by offering our customers services and equipment that they will regard as the best available value for the price, as well as service plans that meet their needs for both voice and data services. In January 2010, we launched a streamlined group of voice plans and data packages, including postpaid and prepaid plans with unlimited minutes and messaging, which provide our customers with simplified pricing options. We believe that this simplified approach will be attractive to our customers, drive greater adoption of data services and result in even higher customer satisfaction. See “—Wireless Offerings.”

Customer service. We believe that high-quality customer service is a key factor in retaining customers and attracting both new-to-wireless customers and customers of other wireless providers. We continually focus on enhancing our customer service. Our competitors also recognize the importance of customer service and are also focusing on improving the customer experience.

Product development. As wireless technologies develop and wireless broadband networks proliferate, continued customer and revenue growth will be increasingly dependent on the development of new and enhanced products and services. We are committed to continuing to pursue the development and rapid deployment of new and innovative devices, products and services both independently and in collaboration with application service providers and device manufacturers, and to make available to our customers distinctive wireless devices and services that can access the growing array of data applications and content available over the Internet.

Sales and distribution. Key to achieving sales success in the wireless industry is the reach and quality of sales channels and distribution points. We believe that attaining the optimal mix of direct, indirect and wholesale distribution channels is important to achieving industry-leading profitability, as measured by operating income. We endeavor to increase sales through our company-operated stores, outside sales teams and telemarketing and web-based sales and fulfillment capabilities, as well as through our extensive indirect distribution network of retail outlets and prepaid replenishment locations and portable computer original equipment manufacturers (“OEMs”). In addition, we have various resellers who buy our service on a wholesale basis. See “—Marketing—Sales and Distribution Channels.”

Capital resources. In order to expand the capacity and coverage of their networks and introduce new products and services, wireless service providers require significant capital resources. We generate significant cash flow from operations and have well-capitalized owners, as do some of our competitors.

Our success will depend on our ability to anticipate and respond to various factors affecting the wireless industry, including the factors described above, as well as new technologies, new business models, changes in customer preferences, regulatory changes, demographic trends, economic conditions and pricing strategies of competitors.

Wireless Offerings

We believe that increasing the value of our service offerings to customers will help us to retain our existing customers, attract new customers and increase customer usage, all of which will, in turn, drive revenue and operating income growth. In January 2010, we launched a streamlined group of new voice plans, including postpaid and prepaid plans with unlimited minutes and messaging, which provide our customers with simplified pricing options that we believe they will find attractive. As part of this launch, we also introduced simplified tiered data packages of varying sizes for our postpaid plans – unlimited usage, required for customers using our 3G smartphones; a 25-megabyte package required for users of our 3G multimedia phones; and usage on a pay-per-megabyte basis for users of our simple feature phones. Both our 3G multimedia phone and simple feature phone users have the option of upgrading to a higher tier data package.

Our voice and data services described below are available to our customers receiving service under the Verizon Wireless brand, including substantially all of our Alltel customers in the retained Alltel markets as a result of our completion of the transition of such markets to the Verizon Wireless brand.

Wireless Services

Voice Services

Postpaid offerings. Approximately 90% of our customers received our voice services on a retail, postpaid basis as of December 31, 2009. We offer a variety of packages for voice services and features with competitive pricing, such as:

•	Nationwide Calling Plans for individual customers, which provide a choice, at varying price points, of differently sized bundles of minutes of use, or unlimited minutes;

•	Nationwide Family SharePlans and Nationwide Small Business SharePlans designed for multiple-line accounts; and

•	Nationwide Business Plans targeted to business accounts with over 100 lines and national accounts with over 1,000 lines.

All of these nationwide postpaid plans include, among other things, Mobile to Mobile Calling, which enables the customer to place calls to, or receive calls from, any other Verizon Wireless customer mobile number without the call time counting against their minute allotment; night and weekend minute allowances; no domestic long distance charges; and no domestic roaming charges for calls placed within the customer’s coverage area. In addition, these plans also include access to the Internet through our Mobile Web service for an additional charge per megabyte sent or received, depending upon the customer’s data package. Several of our voice plan offerings include data service features, such as unlimited text, picture, video and instant messaging to any mobile number on any network in the United States. In 2009, we launched Friends & Family, available to our consumer and business customers on many of our Nationwide Calling Plans. Friends & Family allows these customers, depending upon their calling plan, to place calls to, and receive calls from, 5 to 10 U.S. phone numbers they designate that are not part of the Verizon Wireless network (including domestic landline numbers) without the call time counting against their minute allotment. We also offer Push to Talk, a walkie-talkie style voice service that is available on specialized phones as an add-on feature for an additional monthly charge. Beginning in March 2010, our customers using select 3G smartphones will also be able to download Skype mobile, an application exclusive to Verizon Wireless. Skype mobile will enable these customers to make and receive unlimited Skype voice calls and send and receive instant messages, while within the United States, to and from other Skype users anywhere in the world without these calls or messages counting against the customer’s minute allotment or incurring data charges. Skype mobile will also enable these customers to make international calls to non-Skype users at competitive Skype calling rates.

Prepaid offerings. We offer our Verizon Wireless Prepaid service that enables individuals to obtain wireless voice services without a long-term contract or credit verification by paying in advance. All of our Verizon Wireless Prepaid plans include Mobile to Mobile Calling. In addition, our Verizon Wireless Prepaid customers can also access certain of our key data services and offerings, such as our Mobile Web service, Ringtones and Ringback Tones, V CAST and VZ Navigator, for additional fees.

Data Services

We believe that we are in a strong position to take advantage of the growing demand for wireless data services. Our strategy is to continue to expand our wireless data offerings for both consumer and business customers.

We offer an array of data services and applications, such as:

•

Text and Picture Messaging Services. With compatible wireless devices, our text and picture messaging service enables our customers to send and receive text messages, enhanced messages with animations and graphics as well as still pictures, and voice and full-motion video clips with sound. With our premium messaging services, our customers can receive digital content provided by third parties in various categories, including news, sports, entertainment, travel and weather. Through our Mobile Instant Messaging service, our customers can send and receive instant messages in real time with their wireless devices via AOL Instant Messaging, Yahoo! Messenger or Windows Live Messenger communities.

•

Mobile Broadband. Our Mobile Broadband service, available in substantially all areas covered by our network, enables our customers to access at broadband speeds, through laptop computers, applications such as e-mail, enterprise applications, image downloads and full browsing capabilities. The service is available to our customers on a postpaid or prepaid basis and at various price points that include data allowances in terms of megabytes or gigabytes. Beginning December 15, 2009, our postpaid Mobile Broadband and GlobalAccess customers became eligible to receive Verizon Wi-Fi service at no additional charge, enabling them to access the Internet at thousands of Wi-Fi hotspot locations in the United States, Canada and Mexico.

•

Consumer-Focused Multimedia Offerings. We provide our retail customers access via their phones to a range of music, video, games and other applications, as well as to the Internet. Through our web-based storefronts, accessible via computer and many of our phones, our customers can browse and purchase our V CAST branded applications for music, video and tones, as well as third party applications. For example, our V CAST video service, accessible on many of our phones, enables our customers to get unlimited access to daily-updated videos from leading content providers of news, sports and entertainment programming for a monthly fee that is in addition to their voice calling plan access charge. We also offer V CAST Media Manager, a software program that facilitates the transfer of certain content between our customers’ computers and their phones. Our Mobile Web service enables our customers to access the Internet on their phones through our customized web portal.

•

Business-Focused Offerings. We offer our business customers an extensive variety of services focused on increasing their productivity and lowering their costs. For example, our VZAccess service provides our business customers with solutions for accessing the Internet and their corporate intranets. VZEmail offers a suite of products that enables wireless e-mail across our diverse portfolio of wireless devices. In addition, our Wireless Office suite of services offers our business customers with at least 50 lines of service, through the use of their existing wireless devices, calling features traditionally associated with landline/PBX phones, such as abbreviated dialing.

•

Location-Based Services. We offer several location-based services targeted to consumer and business customers. For example, our VZ Navigator application enables customers to obtain audible turn-by-turn directions to their destination, locate points of interest, receive real-time traffic alerts with re-routing instructions, and access other location-related information by using VZ Navigator-capable phones. Our Family Locator service, available on certain of our phones, provides our Family SharePlan customers with the ability to locate the wireless phone of other Family SharePlan customers in their plan by accessing the Internet via a computer or by using a Family Locator-enabled wireless phone. Field Force Manager, targeted to our business customers, is a location-based mobile resource management tool that provides businesses with the ability to locate, monitor and communicate with their mobile field workers.

•

Telematics Services. Telematics generally involves the integration of wireless services into private and commercial vehicles, often incorporating both a voice and data capability. Telematics services include navigation assistance, roadside and emergency notification services, concierge services and stolen vehicle tracking. We support telematics services for some of the largest automotive manufacturers, and we are currently the national provider of wireless service for OnStar, a subsidiary of General Motors Company. We do not currently include telematics customers in our company’s customer count.

•

Telemetry Services. Telemetry generally refers to services that are characterized by machine-to-machine interactions that do not include a voice component. With telemetry services, data transmissions are used by customers to monitor stationary equipment, such as residential and commercial security systems and control equipment used in a wide variety of industries.

We have also undertaken initiatives that we believe will increase the number and accessibility of data applications available to our customers, including the following:

•

In June 2009, we joined the Joint Innovation Lab (“JIL”), a joint venture whose other participants are China Mobile Limited, SOFTBANK Corp. and Vodafone International Holdings B.V. JIL’s initial focus is to develop a single global software platform that will allow developers to create mobile applications that can run on multiple operating systems. These applications, referred to as “widgets,” can enhance both the functionality of certain wireless devices and the mobile Internet experience. These applications will have the potential to reach JIL participants’ nearly 1 billion customers worldwide.

•

In July 2009, we hosted our first Verizon Developer Community conference to foster the development of new mobile applications. The conference provided developers with information on our applications platform and programming interfaces, billing and revenue sharing to enable developers to bring applications to market quickly.

•

In October 2009, we announced the creation of the 4G Venture Forum, whose members include Verizon Wireless, Alcatel-Lucent, Telefonaktiebolaget LM Ericsson (“Ericsson”) and several venture capital funds. The forum will enable 4G-related innovations to get to market faster by providing developers and others participants in the 4G ecosystem with funding and development assistance, technical viability assessments and vital strategic input from forum members.

International Services

We offer a variety of international wireless services targeted to the needs of our customers, ranging from our multinational business accounts to our consumer customers who occasionally travel outside of the United States. Through our roaming arrangements with certain wireless service providers outside of the United States, customers enrolled in our international dialing service can use any of our phones in more than 40 international destinations that provide CDMA wireless service, with data services available in more than 20 such destinations. Through our Global Phone Service, our customers that use our phones that have GSM or UMTS capabilities, such as the Blackberry Tour and Storm2, can access voice service in more than 220 destinations worldwide. With our GlobalEmail service, customers with select global phones can access their e-mail accounts in more than 195 destinations worldwide. In addition, our GlobalAccess service enables our customers to access the Internet on their laptop computers equipped with our GSM PC cards and on our netbooks equipped with global SIM cards in more than 195 destinations, 85 of which offer data access at 3G speeds.

Wireless Devices

We believe that our position in the U.S. wireless industry has enabled us to become a wireless service provider of choice for wireless device manufacturers and has helped position us as the launch partner for new and innovative device offers for our customers and branded phones that complement our focus on high-quality service and an optimal user experience.

We offer several categories of phones – 3G smartphones, 3G multimedia phones and simple feature phones. The majority of our phones are Evolution-Data Optimized (“EV-DO”)-enabled, and all of them are compliant with the FCC’s Enhanced 911 requirements. Many of these phones support our V CAST and VZ Navigator services. We offer our consumer customers a number of phones that include QWERTY keyboards, a feature traditionally included on devices targeted to business customers. In addition, we offer phones that enable our customers to access GSM networks when traveling abroad.

3G Smartphones. Our device line-up includes an array of 3G smartphones, devices that are enabled to utilize our EV-DO (Revision A) higher-speed data service and have high-level operating platforms, such as webOS, Windows Mobile and Android. We offer 3G smartphones from RIM, Palm, Samsung, Motorola and HTC. Several of our 3G smartphones include touchscreens, such as the Palm Pre Plus, Palm Pixi Plus, Samsung OmniaII, HTC Touch Pro 2 and the BlackBerry Storm2. In addition, in November 2009, we began offering two 3G smartphones on an exclusive basis in the United States that operate on Google’s Android mobile operating platform—the Motorola Droid and the HTC Droid Eris. These touchscreen devices include innovative applications developed by Google and us, as well as by third-party developers, are Wi-Fi capable and can access thousands of Android Market applications.

3G Multimedia Phones. We offer numerous phones that are EV-DO-enabled, have HTML-browsing capability and can run various applications, such as music, games and video, using BREW (binary runtime environment for wireless) technology, which we refer to as 3G multimedia phones. Certain of these phones have other enhanced features, such as QWERTY keyboards, included on the LG enV3 and the Samsung Alias2, as well as touchscreens, included on the LG enV Touch and the Samsung Rogue.

Simple Feature Phones. Our simple feature phones include those that operate via our CDMA-1XRTT service, such as the Samsung Intensity, as well as EV-DO-enabled phones, such as the Motorola Barrage. Depending upon the device, these phones include various features, such as QWERTY keyboards, and can access services such as Mobile Web, V Cast and VZ Navigator.

3G Internet Devices. Our customers can access the Internet wirelessly at broadband speeds on their computers via data cards that we offer or via EV-DO-enabled phones, with connector cables, and on certain OEM laptop computers with embedded EV-DO Mobile Broadband modules. In addition, we sell several netbooks, which are portable wireless computers smaller than traditional laptop computers, which can access the Internet via our Mobile Broadband service.

Suppliers

We purchase wireless devices and accessory products from a number of manufacturers, with the substantial majority of our purchases made from LG Electronics, Samsung, Motorola, RIM, Palm, PCD, Pantech, HTC and Nokia.

A key component of all wireless phones is the chipset, which contains the “intelligence” of the phone. Most of our phone suppliers rely on Qualcomm Incorporated (“Qualcomm”) for manufacturing and supplying CDMA-1XRTT and EV-DO chipsets. We do, however, sell phones that include CDMA-1XRTT chipsets manufactured by VIA Telecom under license from Qualcomm. In addition, there are a number of other components common to wireless phones provided by various electronic component manufacturers that we do not deal with directly. See Part I, Item 1A, “Risk Factors—Risks Related to Our Business—We depend upon a number of key suppliers and, if any of them fail to fulfill their obligations to us, we may not be able to provide services or maintain and upgrade our network.”

Product Supply Chain

We have developed relationships with New Breed Logistics, Inc. and Communications Test Design, Inc. for our phone and other product warehousing, distribution and direct customer fulfillment. We do not own significant product warehousing and distribution infrastructure.

Network

We have licenses to provide wireless services on portions of the 800 MHz and/or 1800-1900 MHz spectrum bands in areas where approximately 302 million people, or approximately 99% of the U.S. population, resided as of December 31, 2009. We obtained our spectrum assets through FCC lotteries, auctions and allotments, and acquisitions from and exchanges with private parties. In parts of the United States, we have licenses for AWS spectrum in segments of the 1710-2100 MHz band. In addition, on November 26, 2008, the FCC granted us 109 licenses for portions of the 700 MHz band in the A, B and C spectrum blocks for which we were the winning bidder in the FCC’s Auction 73, which concluded in March 2008. We plan to use the 700 MHz and AWS licenses for the provision of 4G wireless broadband services using LTE. The 700 MHz C block licenses we acquired, which can be used to provide wireless service coverage to the entire population of the United States (except Alaska), are subject to “open access” requirements the details of which are still being determined by the FCC. See Part I, Item 1A, “Risk Factors—Risks Related to Our Business—Use of our 700 MHz C block licenses will be subject to as yet undetermined “open access” regulatory obligations, which may increase the cost of using this spectrum.”

Technology

Our primary network technology platform is CDMA, based on spread-spectrum digital radio technology. CDMA-1XRTT technology is deployed in virtually all of the cell sites in our CDMA network. EV-DO, a 3G packet-based technology intended primarily for high-speed data transmission, was deployed in approximately 94% of the cell sites in our CDMA network as of December 31, 2009. Additional EV-DO deployment is ongoing, as is the integration of the Alltel portion of our network.

Our network is one of the most extensive mobile wireless networks in the United States, supporting our customer base of approximately 91.2 million as of December 31, 2009. We also provide GSM service and fulfill GSM roaming obligations in certain markets as a result of our purchase of Rural Cellular. In addition, we operate Alltel’s GSM network in the Alltel markets we acquired in order to fulfill GSM roaming obligations. See “—Alltel Acquisition and Integration.”

Our network includes various elements of redundancy designed to enhance the reliability of our service. Power and backhaul transport facilities can often become a network’s vulnerability. Consequently, we have battery backup at every switch and virtually every cell site in our network. We also utilize backup generators at a majority of our cell sites and at every switch location. We further ensure reliability by providing secondary transport facilities for critical links in the network. However, because of natural or man-made disasters, network failures may occur or the network may be unable to meet unusually high resulting traffic demands, and such lapses in our service could harm our ability to attract and retain customers. See Part I, Item 1A, “Risk Factors—Risks Related to Our Industry—Major network failures could have an adverse effect on our business.”

Competing wireless service providers have chosen GSM or other technologies as the technology platforms for their 3G networks. While we believe our 3G CDMA technology offers many advantages compared to GSM, such as more efficient spectrum usage and lower overall operating costs, GSM substantially leads in worldwide market share, affording its users certain scale advantages.

In 2009, we continued to develop our 4G wireless broadband network using LTE technology. This new technology follows GSM’s evolutionary path but is different from, and is expected to be an improvement upon, the previous generations of both GSM- and CDMA-based digital radio technologies. LTE networks are designed to provide higher throughput performance and improved efficiencies for 4G wireless voice and data services. Many other major wireless service providers, both domestic and foreign, have also selected LTE as the technology for their 4G deployments and, in December 2009, one such provider – TeliaSonera—launched commercial LTE service in Norway and Sweden. We believe that LTE will provide us with the opportunity to adopt an access platform with global scale.

Concurrent with ongoing LTE standards development, we are presently conducting tests of LTE technology with vendors. These tests are being conducted at several locations in the United States. In February 2009, we selected Ericsson and Alcatel-Lucent as primary network vendors for our initial LTE network deployments in the United States. We continue to conduct validation testing in conjunction with initial commercial deployments. We expect that technology testing and assessments will continue as the LTE technology and standards are advanced. We plan to launch our LTE network in 25 to 30 markets in 2010 and to deploy LTE in virtually all of our current 3G network footprint by the end of 2013. See Part I, Item 1A, “Risk Factors—Risks Related to Our Business—Failure to successfully develop and deploy Long Term Evolution as our next-generation technology in a timely manner or failure of Long Term Evolution to become the principal next-generation global standard could adversely affect our ability to attract and retain customers.”

We have also created the Verizon Wireless LTE Innovation Center, which we believe will serve as a catalyst for the early development of non-traditional products for use on LTE networks. The center will work with several of our strategic partners to help the consumer electronics industry quickly bring products to market.

Network Capacity and Coverage

Our network is among the largest in the United States, with licensed and operational coverage in all of the top 100 most populous U.S. metropolitan areas. Our network covers a population of approximately 290 million and provides service to our customer base of nearly 91.2 million as of December 31, 2009. In addition, we have roaming agreements with a number of wireless service providers to enable our customers to receive wireless service in virtually all other areas in the United States where wireless service is available. These wireless service providers include US Cellular and Sprint Nextel, upon which we principally rely for coverage in those portions of our calling area not covered by our network. Certain of our roaming agreements are terminable at will by either party upon several months’ notice; however, we do not believe that the termination of any of these at-will agreements would have a material adverse effect on our business.

Our primary cell site equipment infrastructure vendors are Alcatel-Lucent, which provides more than half of our cell site equipment, and Motorola and Ericsson, which together provide nearly all of our remaining cell site equipment. Until November 2009, Nortel provided us with the cell site equipment now provided by Ericsson. In January 2009, Nortel and certain of its subsidiaries filed for bankruptcy protection in the United States and Canada. In connection with this bankruptcy, in November 2009 the Nortel business unit that supplies CDMA wireless infrastructure to us was sold to Ericsson. We also rely upon Alcatel-Lucent, Motorola and, as a result of the above-mentioned sale, Ericsson for our switching equipment. See Part I, Item 1A, “Risk Factors—Risks Related to Our Business—We depend upon a number of key suppliers and, if any of them fails to fulfill their obligations to us, we may not be able to provide services or maintain and upgrade our network.”

As we continue to build and upgrade our existing network, we must complete a variety of steps, including securing rights to a large number of cell site and switch site locations and obtaining zoning and other governmental approvals. In some instances, we have encountered difficulty in obtaining the necessary site leases at commercially reasonable rates and the zoning approvals needed to construct new towers. We utilize tower site management firms, such as Crown Castle International Corp. and American Tower Corporation, as lessors or managers of our existing tower sites upon which our operations depend, and plan to rely upon them for some of the sites we expect to add in the future.

Spectrum

Our cellular and PCS spectrum has been supplemented by our acquisitions of Rural Cellular and Alltel. In addition, we have expanded our spectrum band holdings as a result of two major FCC auctions: one for AWS spectrum in 2006, and the other for 700 MHz spectrum in 2008.

We own a combination of spectrum licenses in various frequency bands as follows:

•

800 MHz band, traditionally known as cellular spectrum. Licenses in this band are designated as either cellular A or B band licenses, each having a bandwidth of 25 MHz. This spectrum is licensed geographically in areas known as Cellular Market Areas (“CMAs”).

•

1800-1900 MHz band, referred to as PCS spectrum. We hold PCS licenses in each of the various A through F blocks. These licenses consist principally of spectrum bandwidths of 10, 15 and 30 MHz and cover geographic areas known as Major Trading Areas (“MTAs”) and Basic Trading Areas (“BTAs”), or partitioned portions of such areas. For each BTA where we have one or more PCS licenses, our spectrum holdings range generally from 5 MHz to 50 MHz.

•

1700 and 2100 MHz bands, known as AWS spectrum. We have 20 MHz spectrum blocks of bandwidth mainly in the geographic license areas known as Regional Economic Area Groupings (“REAGs”) and in a few Economic Areas (“EAs”) and CMAs. This spectrum covers the eastern half of the continental United States and Hawaii, where approximately 67% of the U.S. population resides.

•

700 MHz bands. In November 2008, the FCC granted us 109 spectrum licenses in the 700 MHz band for which we were the winning bidder in the FCC’s Auction 73. These licenses include seven 22 MHz licenses for spectrum blocks in the upper C block REAGs that cover the United States (except Alaska). These upper C block licenses are subject to “open access” requirements that are still being determined by the FCC. See Part I, Item 1A, “Risk Factors—Risks Related to Our Business—Use of our 700 MHz C block licenses will be subject to as- yet undetermined “open access” regulatory obligations, which may increase the cost of using this spectrum.” In addition, we also were the winning bidder for twenty-five 12 MHz licenses in the A block frequency and seventy-seven 12 MHz licenses in the B block frequency, covering selected markets throughout the country, licensed in EAs and CMAs, respectively. In all markets covered by the 700 MHz licenses for which we were the winning bidder, we have at least 22 MHz of spectrum bandwidth. Such spectrum bandwidth can also be either 34 MHz or 46 MHz in selected markets in instances where our 700 MHz A and/or B block licenses overlap our C block licenses. The 700 MHz spectrum was used for UHF television operations, but by law those operations ceased in the United States on June 12, 2009.

The spectrum we hold can be used for mobile wireless voice and data communications services, including text and multi-media messaging, location based services, machine-to-machine services and broadband Internet access. We plan to use the AWS and 700 MHz spectrum mainly for advanced broadband wireless services by utilizing LTE technology. When combined, the various bands described above give us a national average spectrum depth of approximately 88 MHz as of December 31, 2009.

We anticipate that we will need additional spectrum in a limited number of our markets to meet future demand. We can meet spectrum needs by acquiring licenses or leasing spectrum from other licensees, or by acquiring new spectrum licenses from the FCC in future spectrum auctions, though the availability of new spectrum for commercial wireless services and the possible dates of future FCC spectrum auctions are unknown at this time. As we and competing wireless service providers have experienced spectrum shortages in certain markets and have spectrum surpluses in others, we have at times arranged spectrum swaps, and we expect to have opportunities to use the beneficial trading of spectrum licenses in order to meet certain of our capacity and expansion needs in the future, subject to obtaining governmental approvals for the transfer of spectrum licenses in each instance.

Open Development Program

As part of our open development program intended to provide customers with the ability to use, on our network, devices and mobile applications that we do not sell, in 2008 we published the technical interface standards that the development community is using in order to design such devices. In August 2009, we published updated standards that developers will need to design such devices that can run on our 4G LTE network that we plan to initially launch in 25 to 30 markets in 2010. In addition, we have certified three independent laboratories to perform testing of third-party devices to ensure that they conform to our technical interface standards in order to operate on our network.

Since July 2008, we have certified numerous third-party devices to run on our network, such as wireless inventory telemetry devices, tablet PCs, wirelessly enabled utility meters, offender-tracking anklets and cellular broadband routers. We believe that our open development initiative will spur innovation, expand customer choices, produce an array of other new products available to run on our network and, as a result, increase customer connections to our network.

Additionally, in August 2009, we consummated the formation of a joint venture company, nPhase, which we own equally with Qualcomm. nPhase is expected to facilitate our provision of machine-to-machine wireless communications solutions to a variety of vertical market segments, including healthcare, manufacturing, utilities, distribution and consumer products.

Partnerships

We conduct business operations in certain markets through non-wholly-owned entities, which we refer to as the “Managed Partnerships.” As of December 31, 2009, we operated in various markets through 84 Managed Partnerships that, for the most part, are controlled by us. We sometimes seek the consent of the noncontrolling interest owners in Managed Partnerships controlled by us to engage in certain transactions, as required by such Managed Partnerships’ governing documents. Decisions with respect to managing our business operations in Managed Partnerships controlled by us must be consistent with our fiduciary obligations to these partnerships and the owners of noncontrolling partnership interests. In Managed Partnerships not controlled by us, all decisions with respect to managing these markets are subject to the approval of the controlling interest owners.

Marketing

We focus our marketing strategy on offering solutions that are targeted to satisfy the needs of our various customer market segments, such as young adults, seniors, families and small to large businesses; promoting our brand; leveraging our extensive distribution network; and cross-marketing with Verizon Communications’ other business units and Vodafone.

Our marketing plan includes a coordinated program of television, print, radio, outdoor signage, Internet and point-of-sale media promotions, which ensures that our marketing message is consistently presented across all of our markets. Our promotion of the Verizon Wireless brand is complemented by Verizon Communications’ own brand marketing activities, reinforcing the awareness of our services in shared markets and capitalizing on the size and breadth of Verizon Communications’ customer base.

Our relationship with our owners also affords us advantageous marketing and promotional opportunities with them on both a domestic and global basis. For example, we are teaming with Verizon Communications and Vodafone to deliver a unified sales and service strategy to certain of our multinational business customers in order to provide them with a global solution for their fixed and mobile telecommunications needs. Our and Verizon Communications’ customers can also obtain wireless, home phone, broadband Internet and digital television services on a bundled basis with unified billing.

Sales and Distribution Channels

Our sales strategy is to use a mix of direct, indirect and alternative distribution channels in order to increase customer growth while reducing customer acquisition costs.

Direct

Company-Operated Stores. Company-operated stores are a core component of our distribution strategy. Our experience has been that customers that we obtain through this direct channel are less likely to cancel their service than those we obtain through other mass-market channels. As of December 31, 2009, we operated approximately 2,330 stores and kiosks. We will continue to evaluate all of our stores to ensure that they are optimally located in accordance with our distribution objectives. During 2009, we ceased operating approximately 335 stores located in the Alltel markets that we are not required to divest. Certain other stores may be transitioned to local agents for their marketing of our products and services.

Business-to-Business. Our business-to-business operations and systems organization is focused on supporting the wireless communications needs of our local, regional and national business customers. We also develop and enable company-specific extranets for our business customers that permit their employees to directly access negotiated corporate rates online.

Enterprise and Government. In October 2009, we created a dedicated organization to more effectively serve the needs of our large multinational corporate customers and our government accounts. This organization is focused on delivering to these customers integrated, industry-specific solutions to meet their telecommunications needs.

Telemarketing and Web-Based. We have a telemarketing sales force dedicated to handling incoming calls from customers. In addition, we offer a fully automated, end-to-end web-based sales channel, located at our web site, www.verizonwireless.com, which enables prospective customers to learn about our services and purchase a complete service package, including a phone, a wireless service plan, basic and enhanced features and accessories.

Indirect

Our agents sell our postpaid and prepaid wireless products and services at approximately 13,800 retail locations throughout the United States, as of December 31, 2009, as well as through the Internet. In addition, our agents sell airtime replenishment for our Verizon Wireless Prepaid offering at more than 270,000 locations nationwide as of December 31, 2009.

Local Agents. We have local agents strategically placed within our markets, in many cases in communities that are not in close proximity to one of our company-operated store locations. The majority of these agents sell both our postpaid and prepaid products and services, and do so under exclusive selling arrangements with us.

National Retailers. High-profile, national retailers, such as Best Buy, Wal-Mart, Costco and Target, sell our postpaid and prepaid wireless products and services. In addition, as of December 31, 2009, we had approximately 36,500 locations in stores such as Walgreens, CVS and Rite-Aid where only our prepaid products and services are sold. These and other national retailers constitute a significant portion of our indirect sales channel. Our ability to attract new subscribers and our revenue could be adversely affected if our relationship with any of our national indirect distributors were terminated or if they shifted the mix of their business to favor other wireless service providers.

OEMs. We have also expanded our distribution network by forming relationships with OEMs in the computer industry. For example, OEMs, such as Dell, Lenovo, Hewlett Packard, Panasonic and OQO, are embedding EV-DO Mobile Broadband modules into certain of their notebook computer models, enabling users to activate data service on our network and connect at broadband speeds to corporate networks, e-mail and the Internet.

Wholesale

We sell wireless capacity on a wholesale basis. Our wholesale business involves the sale of voice access and usage as well as data services to independent companies that package and resell wireless services to end-users. We had approximately 3.7 million wholesale lines as of December 31, 2009.

We have dedicated wholesale account teams that work with these resellers, and we provide them with billing records for their customers. These resellers generally provide prepaid and/or postpaid services to customers under their own brand names and provide their own customer service and billing. Approximately 30 companies resell our wireless services to end-users as of December 31, 2009.

Because we sell these services on a wholesale basis, we incur no direct customer acquisition cost for these lines. Our total revenue per unit from wholesale lines is less than our total revenue per unit from retail customers and, for the year ended December 31, 2009, wholesale lines accounted for approximately 0.5% of our revenue.

Customer Service, Retention and Satisfaction

We believe that quality customer service increases customer satisfaction, which reduces our churn and is a key differentiator in the wireless industry. Therefore, satisfying and retaining existing customers is critical to the financial performance of wireless service providers and an essential element of our strategy. Our customer service, retention and satisfaction programs are based on providing customers with convenient and easy-to-use products and services in order to promote long-term relationships and minimize churn. Third-party studies conducted in 2009 show that we placed highest in overall customer satisfaction among the national wireless service providers.

While our customer service representatives are available during our normal business hours, we also have representatives available 24 hours a day, seven days a week to assist with emergency and technical customer issues. In addition, customers can do business with us at any time, without having to speak with a customer service representative, through our enhanced self-serve applications, which allow them to access their account information, make payments and make changes to their accounts. Our self-serve applications include our interactive voice response system, our web site and applications accessible from a customer’s phone.

We had 44 call centers handling customer inquiries from our retail customers as of December 31, 2009. In addition, certain of these centers have separate dedicated teams to address the specialized needs of our business customers. Through segmented/skills based call routing, our call centers can handle the specific needs of our prepaid customers and customers requiring technical support. As we continue to integrate Alltel’s operations with ours, we continue to focus our efforts on gaining efficiencies in our call center operations. As a result of these efforts, during 2009 we closed four call centers.

Under our enhanced Worry Free Guarantee, a national customer retention and loyalty initiative, we have committed to providing our customers with an extensive and advanced wireless network, responsive customer service with end-to-end resolution, the option to change at any time to any qualifying wireless service plan without paying any additional fees or requiring any contract extension, an early termination fee that decreases after each full month that a customer remains on their contract and a phone upgrade credit every two years, provided that the customer signs a new two-year contract for a calling plan with at least a $35 monthly access charge. In addition, our My Verizon Advantage program offers each customer who registers with our My Verizon website periodic notification if the customer exceeds his or her plan allowance, and offers qualified customers an annual phone upgrade option. Another significant retention and loyalty program is the customer lifecycle management program in which we contact customers at key times during the customer relationship about targeted offers and to provide proactive rate plan analysis.

Information Systems

Our information systems consist of the following core systems: billing, point of sale, provisioning, customer care, data warehouse, fraud detection and prevention, financial and human resources. These systems are housed in secure data centers with redundancy, backup and disaster recovery capabilities.

Environmental, Health and Safety Matters

We are subject to various federal, state and local environmental protection and health and safety laws and regulations, including those governing the use, storage, treatment, disposal and release of hazardous substances and those protecting the safety of our employees and customers. Costs to comply with environmental laws relate primarily to the operation of standby power generators, batteries and the storage of fuel at our cell sites. We are required to comply with reporting requirements and must obtain certain environmental permits in connection with our use, storage or emission of hazardous substances. In addition, we could incur liability for any contamination identified at or released from any real property that we currently own or lease or previously owned or leased or at any facility at which we dispose of our hazardous waste. We must also comply with radiofrequency exposure guidelines. While we do not currently anticipate that the costs of complying with environmental laws will materially adversely affect us, we may incur material costs or liabilities in the future due to the discovery of new facts or conditions, the occurrence of new releases or the discovery of existing releases of hazardous materials or a change in environmental, health or safety laws. See Part I, Item 3, “Legal Proceedings.”

Intellectual Property

We own or license a number of patents in the United States covering service offerings and have also developed many brand names and trademarks for our service offerings. We license patents and technology to and from our owners or their affiliates and third parties. Pursuant to these license agreements, our owners or their affiliates maintain the right to license or sublicense our patents and technology to third parties, including our competitors.

We license the trademarks Verizon and Verizon Wireless from Verizon Communications on a no-cost, non-exclusive basis until two-and-a-half years after it ceases to own any interest in our company or we begin to use a different brand name. Our non-exclusive license to use the Verizon Wireless name does present several risks to this brand equity:

•

Because we market our products and services under the same name as Verizon Communications, our reputation and ability to attract and retain customers could be adversely affected if the reputation of Verizon Communications were to decline.

•

The license will terminate if we fail to perform all material obligations under the contract or two-and-a-half years after Verizon Communications ceases to have any beneficial ownership of us. In addition, Verizon Communications may direct us, at its election at any time, to change our brand name and discontinue the use of any brand names that we are then using. We would then be required to develop a new brand identity, which could be costly and take time to be publicly recognized.

Similarly, we license the trademark rights in some of our service offering names from Verizon Communications on a no-cost, non-exclusive basis. These licenses will terminate in the event that Verizon Communications ceases to own any partnership interest in us. We face risks similar to those described above in connection with these trademarks. See Part I, Item 1A, “Risk Factors—Risks Related to Our Ownership Structure—Our Partners may cause us to take actions that limit our business activities, increase our costs or otherwise adversely affect our business” and Part III, Item 13, “Certain Relationships and Related Person Transactions.” These intellectual property arrangements have varying lengths of term. See Part III, Item 13, “Certain Relationships and Related Person Transactions—Verizon Communications Intellectual Property Arrangements” and “Certain Relationships and Related Person Transactions—Vodafone Intellectual Property Arrangements.”

Employees

As of December 31, 2009, we employed approximately 83,100 employees on a full-time equivalent basis. We consider our relationship with our employees to be good. Unions represent approximately 64 of our employees as of December 31, 2009, but labor unions are attempting to organize various segments of our workforce and we expect these efforts to continue.

Regulatory Environment

The FCC regulates the licensing, construction, operation, acquisition and transfer of wireless systems in the United States pursuant to the Communications Act of 1934, as amended by the Telecommunications Act of 1996, which we refer to as the “Communications Act,” and other legislation and the associated rules, regulations and policies promulgated by the FCC. In addition, a number of state public utilities commissions regulate various aspects of our business. The regulation of the wireless industry is subject to constant change. New federal and state laws and regulations, as well as amendments to existing laws and rules, are frequently considered by the U.S. Congress, the FCC, state legislatures and state public utilities commissions. As of January 4, 2010, Verizon Communication’s Public Affairs, Policy and Communications organization assumed responsibility for advocacy efforts on behalf of Verizon Wireless before the federal government. Adoption of new or amended laws or regulations may raise our cost of providing service or require us to modify our business plans or operations.

To use the radiofrequency spectrum in the United States, wireless communications systems must be authorized by the FCC to operate the wireless network and mobile devices in assigned spectrum segments, and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. These rules and policies, among other things, regulate our ability to acquire and hold radio spectrum, impose technical obligations on the operation of our network, including limits on radiofrequency radiation from mobile phones and antennas and the location, lighting and construction of antenna towers, impose requirements on the ways we provide service to and communicate with our customers, regulate the interconnection of our network with the networks of other carriers and impose a variety of fees and charges on our business. Wireless systems are also subject to Federal Aviation Administration regulations governing the location, lighting and construction of antenna towers, and are subject to regulation under federal environmental and historic preservation laws. State and local historic preservation, zoning and land use regulations also apply to and can delay tower siting and construction activities.

We hold FCC licenses to provide wireless communications services in various spectrum bands, including those in the cellular, PCS, AWS and 700 MHz bands. The technical and service rules, the specific radio frequencies and amounts of spectrum we hold, and the sizes of the geographic areas we are authorized to operate in, vary for each of these services. However, all of the licenses we hold allow us to use spectrum to provide a wide range of mobile and fixed communications services, including both voice and data services, and we operate a seamless network that utilizes those licenses to provide services to customers.

Because the FCC issues licenses for only a fixed time, generally 10 years, we must periodically seek renewal of those licenses. Although the FCC has routinely renewed all of our licenses that have come up for renewal to date, challenges could be brought against the licenses in the future. If a wireless license were revoked or not renewed upon expiration, we would not be permitted to provide services on the licensed spectrum in the area covered by that license. In addition, violations of FCC rules may result in monetary penalties or other sanctions.

Wireless Services Systems

Our cellular service operates on one of or both 25 MHz frequency blocks, known as the A and B blocks, in the 800 MHz band. Our broadband PCS service operates on one or more of six frequency blocks in the 1800-1900 MHz bands. The A and B blocks of the PCS spectrum licensed by the FCC each include 30 MHz of spectrum. Although the C block originally included 30 MHz, the FCC subsequently divided some C block licenses into two 15 MHz or three 10 MHz blocks for auction. The D, E and F blocks each includes 10 MHz of PCS spectrum. In 2006, the FCC auctioned what is known as the “AWS-1” spectrum, covering a portion of the spectrum in the 1700 and 2100 MHz bands assigned for AWS. The AWS-1 spectrum licensed by the FCC included 90 MHz of spectrum divided among six blocks. The A, B and F blocks each included 20 MHz of spectrum. The C, D and E blocks each included 10 MHz of spectrum. We acquired pursuant to that auction A, B and F block spectrum in various markets. We have not yet placed the AWS-1 spectrum in service. In 2008, we participated in an FCC auction of spectrum in the 700 MHz band, comprised of the A and B blocks (12 MHz each), the C block (22 MHz), the D block (10 MHz) and the E block (6 MHz). On November 26, 2008, the FCC granted us 109 licenses in the A, B and C blocks for which we were the winning bidder. We have not yet placed these licenses in service. The FCC permits licensees to split their licenses and assign a portion, on either a geographic, or “partitioned,” basis or on a frequency, or “disaggregated,” basis, or both, to a third party. We hold some partitioned or disaggregated spectrum in various markets.

We must satisfy a range of FCC-specified coverage requirements. These requirements vary depending on the service. For example, the area served by a cellular licensee, within five years following the grant of its license, became its licensed service area, and other parties were then able to apply to cover the “unserved” areas of that cellular market. In contrast, the FCC requires PCS licensees to make “substantial service” showings at the five-year and 10-year dates following issuance of the licenses. AWS-1 licensees must make a “substantial service” showing at the 15-year date following issuance of the licenses. The FCC’s rules for the recently auctioned 700 MHz licenses set specific population or geographic area coverage requirements at various dates during the initial license term. Licensees that fail to meet the coverage requirements may be subject to forfeiture of the license. We have met the coverage requirements that have applied to our PCS systems prior to the applicable deadlines to date.

We use common carrier point-to-point microwave facilities and dedicated facilities that we own or lease from communications companies or other common carriers to connect our wireless cell sites and to link them to the main switching office. The FCC separately licenses our use of point-to-point microwave facilities, and these facilities are subject to regulation as to technical parameters and service. Microwave licenses must also be renewed every 10 years.

Foreign Ownership

Under existing law, no more than 20% of an FCC licensee’s capital stock may be directly owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives, or by a foreign corporation. If an FCC licensee is controlled by another entity, up to 25% of that entity’s capital stock may be owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives, or by a foreign corporation. Indirect foreign ownership above the 25% level may be allowed should the FCC find that such higher levels are not inconsistent with the public interest. These requirements apply to licensee partnerships as well as corporations.

In its 2000 order approving the combination of the U.S. wireless operations of Bell Atlantic and Vodafone, the FCC concluded that the public interest would be served by allowing us to be indirectly owned by Vodafone in an amount up to 65.1%, but stated that additional FCC approval would be necessary before Vodafone could increase its investment further. The FCC also stated that it would have to approve in advance any acquisition by any other foreign entity or entities, in the aggregate, of an ownership interest of 25% or more. In addition, as part of the FCC’s approval of the combination between Bell Atlantic and Vodafone, the parties entered into an agreement with the U.S. Department of Defense, DOJ and Federal Bureau of Investigation that imposes national security and law enforcement-related obligations on the ways in which we store information and otherwise conduct our business. In 2007, the Department of Homeland Security was added as a party to this agreement.

Spectrum Acquisitions

We anticipate that we will need additional spectrum to meet future demand. We can attempt to meet our needs for new spectrum in two ways: by acquiring or leasing spectrum from other spectrum license holders, or by acquiring new spectrum licenses from the FCC through an auction.

Purchase or Lease of Existing Spectrum. The Communications Act and FCC rules require the FCC’s prior approval of the assignment or transfer of control of a license for a wireless system. Before we can complete a purchase or sale of a license, we must file one or more applications with the FCC, which must contain information as to our ownership, our pre- and post-closing spectrum holdings in the market, and other broadband commercial mobile radio service licensees serving the market, as well as why the transaction will serve the public interest. The public is by law granted a period of time to oppose or comment on such applications. Noncontrolling minority interests in an entity that holds an FCC license generally may be bought or sold without FCC approval.

In 2003, the FCC repealed its “spectrum cap” rule, which had limited the total amount of spectrum any entity could hold. However, the FCC still considers the aggregate spectrum that will be held as part of its case-by-case analysis of the competitive impact of a license transfer or merger of companies holding licenses. In many cases, the FCC has imposed conditions on its approval of these transactions, including divestiture of certain spectrum, customers, network facilities and other assets. In addition, such transactions may be subject to notification and expiration or earlier termination of the applicable waiting period under Section 7A of the Clayton Act by the Federal Trade Commission or the DOJ, as well as approval by, or notification to, state or local regulatory authorities having competent jurisdiction.

FCC rules also allow parties to lease spectrum from licensees. The rules impose various obligations on both the lessee and the licensee and require a number of specific provisions to be included in lease agreements. Under these leasing procedures, we may be able to meet certain spectrum needs by entering into leases with entities holding licenses for that spectrum. Depending on the structure and terms of the lease agreement, prior FCC approval may be required before we can lease spectrum.

Acquisition of Spectrum Through FCC Auction. The Communications Act requires the FCC to award new licenses for most commercial wireless services to applicants through a competitive bidding process. Therefore, if we need additional spectrum, we may be able to acquire that spectrum by participating in an auction for any new licenses that may become available. However, the timing of future auctions, and the spectrum being sold, may not match our needs, and we may not be able to secure the spectrum in the amounts and/or in the markets we seek through a future auction.

The FCC periodically designates for auction additional spectrum that can be used for commercial mobile radio services. In 2007, it auctioned 90 MHz of spectrum in the 1700 and 2100 MHz bands in the AWS, known as “AWS-1.” We were granted 13 licenses in the AWS-1 band pursuant to that auction. However, because portions of the AWS-1 spectrum in various markets currently are used by the federal government or commercial licensees, we and other AWS-1 licensees as well as incumbent users are engaged in the process of “clearing” the spectrum by relocating the incumbent users.

The FCC has also designated two paired 10 MHz blocks of spectrum in the 1900 to 2100 MHz band (known as the PCS H and J blocks or “AWS-2”) and one additional unpaired 20 MHz block in the 2100 MHz band (known as “AWS-3”) for fixed or mobile services, and is currently considering service rules for this spectrum. It has not yet announced when it plans to auction the AWS-2 or AWS-3 spectrum.

In 2008, the FCC auctioned spectrum in the 700 MHz band. We were the high bidder on 109 700 MHz A, B and C block licenses and the FCC granted us those licenses on November 26, 2008. The 700 MHz spectrum was used for UHF television operations, but by law those operations ceased on June 12, 2009. The FCC also adopted service rules that will impose costs on licensees that acquire the 700 MHz band spectrum, including costs relating to minimum coverage mandates by specific dates during the license terms, and, for the C block, “open access” requirements, which generally require licensees of that spectrum to allow customers to use devices and applications of their choice, subject to certain limits.

The FCC is also conducting several proceedings to explore making additional spectrum available for licensed and/or unlicensed use. These proceedings could increase radio interference to our operations from other spectrum users and could impact the ways in which we use spectrum, the capacity of that spectrum to carry traffic, and the value of that spectrum.

Federal Regulation

The FCC does not specify the rates we may charge for our services nor does it require or allow us to file tariffs for our wireless operations. However, the Communications Act states that an entity that provides commercial mobile radio services is a common carrier, and is thus subject to the requirements of the Communications Act that it not charge unjust or unreasonable rates, nor engage in unreasonable discrimination. The FCC may invoke these provisions to regulate the rates, terms and conditions under which we provide service. In addition, under the Communications Act, wireless service providers are considered telecommunications carriers, which makes them subject to a number of other regulatory requirements in their dealings with other carriers and customers. These requirements impose restrictions on our business and increase our costs. Among the requirements that affect us are the following:

Access to Persons with Disabilities. The Communications Act and the FCC’s rules impose obligations on telecommunications carriers and manufacturers to make their services and equipment accessible to individuals with disabilities, if “readily achievable.” In addition, pursuant to the Communications Act and the federal Hearing Aid Compatibility Act, the FCC adopted rules that require wireless service providers to ensure that a specified number or percentage of their phone models are built to a specific technical standard that is designed to facilitate their use by hearing-impaired customers. These requirements are being phased in over a period of years with carriers required to meet specific “milestones.” We have met all milestones that have occurred to date. These and other FCC actions in this area may require us to make material changes to our network, product offerings or services at our expense.

Billing. The FCC has adopted rules to govern customer billing by all telecommunications carriers. It has under consideration a rulemaking to consider whether to adopt additional billing rules governing the format of customer bills, and is considering expanding that rulemaking to consider additional regulation of the manner in which various charges are disclosed to customers. Adoption of additional rules could add to the expense of our billing process as systems are modified to conform to any new requirements.

Customer Records. The FCC has adopted rules to implement provisions of the Communications Act that govern the use and disclosure of “consumer proprietary network information,” or “CPNI,” which is defined as certain information that carriers obtain in the course of providing service, such as the amount and duration of, and charges for, individual calls. Carriers are prohibited from disclosing CPNI unless one of the exceptions in the Communications Act or the FCC Rules applies. Carriers are also required to file annual certifications with the FCC documenting their procedures to safeguard CPNI. These requirements have imposed costs on us to develop new procedures and safeguards to protect CPNI, including training of our customer support personnel.

Devices. The FCC regulates the technical capabilities of wireless devices by imposing power limits and other requirements that are principally designed to prevent interference between mobile devices using different spectrum or between those devices and base stations. However, petitions have been filed with the FCC to adopt additional device regulation in two areas: to prohibit or limit exclusive device agreements between commercial mobile radio providers and device manufacturers, and to mandate that devices operating in the 700 MHz band be capable of operating across all frequencies in this band. While the FCC has not taken action on these petitions, we expect that it will seek comment on them. Any additional regulation could impose increased costs on the design and manufacture of devices.

Emergency Services. The FCC has imposed rules for making emergency 911 services available by broadband wireless service providers, including “Enhanced 911” services that provide the caller’s number, location and other information. Wireless service providers are required to take actions enabling them to deliver Enhanced 911 calls upon request by a public safety answering point (“PSAP”) such as a local police or fire department. Wireless service providers may not demand payment of their costs to deploy either type of Enhanced 911 service as a condition of doing so, although they are permitted to negotiate cost recovery. These rules have required us to make significant investments in our network to deploy Enhanced 911 capabilities. We must also meet separate Enhanced 911 rules that require us to sell new phones that are capable of providing location information and to meet standards for the accuracy of Enhanced 911 calls that we deliver to PSAPs. On November 4, 2008, the FCC adopted an order approving the Alltel Acquisition subject to certain conditions. One of these conditions requires that, following the closing of the Alltel Acquisition on January 9, 2009, we meet certain requirements for the accuracy of our Enhanced 911 systems as measured at a county-by-county level within certain time periods. The FCC is considering adoption of revised accuracy standards for all commercial mobile radio services that may affect our company-specific requirements.

Intercarrier Interconnection. The Communications Act and the FCC’s rules grant various rights and impose various obligations on wireless service providers when they interconnect with the facilities of local exchange carriers. Generally, wireless service providers are entitled to “reciprocal compensation,” in which they are entitled to charge the same rates for terminating wireline-to-wireless traffic on their system that the local exchange carriers charge for terminating wireless-to-wireline calls. Interconnection agreements are typically negotiated by carriers, but in the event of a dispute, state public utility commissions, courts and the FCC all have a role in enforcing the interconnection provisions of the Communications Act. Although we have local exchange carrier interconnection agreements in place in most of our service areas, those agreements are subject to modification, expiration or termination in accordance with their terms, which may increase our costs beyond the significant amounts we currently pay for interconnection. We also pay access charges for non-local traffic that is typically carried by interexchange carriers between our network and the network of a local exchange carrier that originates or terminates the call. Access charges are a significant cost to the business. The FCC is conducting several proceedings to reassess its interconnection compensation rules. The outcome of those proceedings may significantly affect the charges we pay to other carriers and the compensation we receive.

Internet Protocol-Enabled and Broadband Services. The FCC has pending several rulemakings on the regulatory framework for Internet Protocol-enabled (“IP-enabled’) services, including but not limited to VoIP services and broadband Internet access services. It is considering requirements for interconnection, disabilities access, universal service contributions, privacy and other consumer protections that would apply to IP-enabled service providers, as well as issues as to the regulatory classification for VoIP services, which may affect the extent to which the FCC and state public utilities commissions may regulate VoIP. These proceedings could result in new or modified regulation of our business to the extent that we are treated as providing IP-enabled and/or broadband Internet access services.

Local Number Portability (“LNP”). The FCC requires wireless service providers to allow their wireless customers to keep, or “port,” their telephone numbers when switching to another carrier. Separate rules require “intermodal” LNP, that is, that a landline customer be able to port his or her number to a wireless service provider, and vice versa. These mandates impose ongoing operational costs on us, particularly through specialized customer care resources.

Net Neutrality. On October 22, 2009, the FCC initiated a proceeding in which it proposes to adopt so-called “net neutrality” rules that it describes as intended to preserve the openness of the Internet. The proposed rules would apply to all providers of broadband Internet access services, including commercial mobile radio service providers. The FCC proposes to adopt as rules four principles taken from a previous policy statement that applied to wireline broadband services, and to add two new requirements, all of which would be subject to the ability of network providers to engage in reasonable network management practices and to meeting the needs of law enforcement, public safety and national security. Specifically, the proposed rules would provide that a broadband Internet access provider: 1) may not prevent its users from sending or receiving lawful content over the Internet; 2) may not prevent its users from running or using lawful applications and services; 3) may not prevent its users from connecting to and using on its networks their choice of lawful devices that do not harm the network; 4) may not deprive its users of their entitlement to competition among network providers, applications, content or services; 5) must treat lawful content, applications or services in a nondiscriminatory manner; and 6) must disclose information on network management and other practices reasonably required for users and application, content and service providers to enjoy the protections of the rules. Any final rules that ultimately may be adopted, depending upon their scope and term, could have a significant adverse effect on our wireless broadband services.

Number Utilization. The FCC has adopted rules regulating the use of telephone numbers by wireless and other providers as part of an effort to achieve more efficient number utilization. These rules require that wireless service providers be capable of participating in number “pooling” programs and maintain detailed records of numbers used subject to audit. These mandates impose network capital costs as well as increased operating expenses on our business.

Open Access Requirements. The FCC has imposed additional rules on licensees of the 700 MHz C block spectrum. We were the high bidder in the FCC’s Auction 73 for most of the C block licenses, and the FCC granted us these licenses on November 26, 2008. These rules require the licensee to allow subscribers to use the devices and applications of their choice on the licensee’s network, as long as such devices and applications meet the licensee’s published technical specifications for the network and are approved for use through the licensee’s certification process. The FCC also requires that the C block licensee not impose charges or conditions for use of the network that discriminate between devices and applications provided by the licensee and those provided by third parties. These requirements may impose new costs and obligations on us when we begin to use the C block spectrum.

Radiofrequency Emissions. FCC rules limit the permissible human exposure to radiofrequency emissions from antennas located on towers and buildings as well as from phones. There are different limits for public and for occupational exposure. The FCC has proposed changes to those rules, but has taken no further action. Modifications could require us to make changes to the operation of some of our facilities to maintain compliance with FCC requirements.

Roaming. In 2007, the FCC found that automatic roaming is a common carrier service subject to the Communications Act’s prohibitions against unreasonable rates and terms and unreasonable discrimination. It thus adopted a rule that requires wireless service providers to negotiate automatic roaming arrangements in good faith and allows wireless service providers to bring complaints to the FCC to resolve disputes over those arrangements. The FCC is currently considering changes to the automatic roaming rule that could impose additional requirements on carriers. In addition, while the current roaming rule applies to voice and messaging services, the FCC is considering whether to expand the rule to include data services other than messaging, including access to the Internet. The FCC’s rule and any changes to it could impact the rates and terms of roaming agreements we negotiate to provide roaming services to other wireless service providers. On November 4, 2008 the FCC adopted an order approving the Alltel Acquisition subject to certain conditions. One of these conditions requires that, commencing with the completion of the Alltel Acquisition, we honor roaming rates in existing agreements that Alltel has with regional, small and/or rural carriers for the later of the full term of the agreement with such carrier or for four years. Another condition requires that any regional, small and/or rural carrier that has a roaming agreement with both Verizon Wireless and Alltel pick either agreement to govern all roaming traffic between it and post-merger Verizon Wireless.

Surveillance. The FCC and the Federal Bureau of Investigation have adopted rules to implement the federal Communications Assistance for Law Enforcement Act (“CALEA”). These rules impose a number of obligations on all telecommunications carriers, including wireless service providers, to upgrade their switches and other equipment to facilitate electronic surveillance of call information (e.g., the number dialed) or call content (the actual content of the conversation or data transmitted) by federal, state and local law enforcement officials. These rules impose costs on us to purchase, install and maintain the software and other equipment that is needed to enable law enforcement, pursuant to a court order or other lawful authorization, to intercept communications carried by us to or from our customers. We have deployed industry standard solutions that provide law enforcement with the capability of accessing communications over our network. In 2005, the FCC determined that CALEA applies to facilities-based broadband Internet access providers and providers of interconnected VoIP services, and it is considering what specific requirements will apply to providers of such services. Although this decision does not expressly address wireless service providers, to the extent the FCC adopts additional capability requirements and applies them to wireless services, its decision may affect the costs we incur to comply with such requirements.

Telemarketing. The FCC has adopted rules to implement federal laws restricting telemarketing. Pursuant to those laws, the Federal Trade Commission established a national “do not call” list on which individuals can place their telephone numbers in order to restrict the telephone solicitations they receive. The FCC’s rules provide that, subject to various exceptions, companies may not make telephone solicitations to these numbers. The FCC’s telemarketing rules impose two sets of obligations on us, first because we are a provider of telecommunications services, and second, to the extent we make telephone solicitations. A separate set of rules prohibit the transmission of unsolicited text messages, or “spam,” sent via the Internet to wireless e-mail addresses, unless the sender obtains express prior authorization. These rules have required us to expend resources to develop new marketing procedures, train our employees, and establish procedures to maintain certain records.

Tower Siting. The Communications Act and the FCC’s rules establish procedures for us and other wireless service providers to install the radio transmitter antennas that are needed to operate our systems. The specific obligations we must comply with depend on whether the antennas are installed on a new or existing tower or building, and where the tower or building is located. The rules restrict siting of towers in environmentally sensitive locations, where the towers would affect a site listed or eligible for listing on the National Register of Historic Places, or where the towers would be located in areas of historic interest to tribal organizations. These rules have in some cases either precluded construction of towers or delayed the process, thereby imposing additional costs. The FCC is also considering additional regulation aimed at protecting migratory birds, which may restrict the height of towers in certain areas or preclude them altogether.

Universal Service. The FCC has established federal universal service requirements that affect wireless service providers. First, wireless service providers are required to contribute to the Universal Service Fund (“USF”) based on their end-user interstate telecommunications revenues. The FCC also regulates how carriers bill customers for universal service contribution costs. The FCC is considering changes to its rules governing contributions to the USF that could increase the proportionate contributions of wireless service providers (relative to landline carriers) to the federal fund. Many states also have enacted or are considering their own additional universal service programs. A number of these state programs require contributions, varying greatly from state to state, from wireless service providers above and beyond contributions to the federal program. Expansion of these state programs will impose a correspondingly growing expense on our business.

Second, wireless service providers are potentially eligible to receive universal service subsidies, but must in return comply with additional regulation imposed by the FCC as well as by states that have adopted their own rules for entities receiving USF subsidies. Wireless service providers that qualify to receive support are known as competitive eligible telecommunications carriers (“CETCs”). In June 2008, the FCC froze support to CETCs at the levels paid out in each state as of March 2008, subject to adoption of additional reform. It is currently weighing additional changes to the subsidy system that could affect all recipients of universal service subsidies.

Through our position as a partner in wireless licensee partnerships in several markets, as well as through the acquisition of Rural Cellular and the Alltel Acquisition, we currently receive universal service support in a number of markets. The FCC’s November 4, 2008 order approving the Alltel Acquisition requires that we phase out our CETC high cost support by 20% during the first year after the January 9, 2009 closing of the Alltel Acquisition and by an additional 20% for each of the next three years (e.g., 40% the second year, 60% the third year, 80% the fourth year). This requirement would be affected by any comprehensive reform to the USF subsidy system that the FCC may adopt.

State Regulation and Local Approvals

The rapid growth of the wireless industry has led to efforts by some state legislatures and state public utility commissions to regulate the wireless industry in ways that may impose additional costs on our business. The Communications Act generally preempts regulation by state and local governments of the entry of, or the rates charged by, wireless service providers, but does not prohibit the states from regulating the other “terms and conditions” of wireless service. While numerous state commissions do not currently have jurisdiction over wireless services, state legislatures may decide to grant them such jurisdiction, and those commissions that already have authority to impose regulations on wireless service providers may adopt new rules.

State efforts to regulate wireless services have included proposals to regulate service quality and coverage, customer billing, customer service contracts, advertising, the use of phones while driving, and the provision of emergency or alert services. Other efforts have focused on various types of reporting obligations concerning such matters as the deployment of broadband service, network outages and customer complaints. Over the past several years, only a few states have imposed regulation in one or more of these areas, but we expect these efforts to continue.

We (as well as AT&T and Sprint Nextel) are a party to an Assurance of Voluntary Compliance with 33 State Attorneys General. The Assurance of Voluntary Compliance, which generally reflected our practices at the time it was entered into in 2004, obligates us to disclose certain rates and terms during a sales transaction, to provide maps depicting coverage, and to comply with various requirements regarding advertising, billing and other practices.

At the state and local level, wireless facilities are subject to zoning and land use regulation. Under the Communications Act, neither state nor local governments may categorically prohibit the construction of wireless facilities in any community or take actions, such as indefinite moratoria, which have the effect of prohibiting service. Nonetheless, securing state and local government approvals for new tower sites has been and is likely to continue to be a difficult, lengthy and expensive process. In November 2009 the FCC adopted an order that places two deadlines for state and local governments to act on tower site applications: 90 days for modifications to existing sites and 150 days for new sites. However, there are certain exceptions to these deadlines, and one municipality has filed an appeal of this order in the U.S Court of Appeals for the Fifth Circuit.

States also share authority over our intercarrier interconnection agreements with other carriers by, for example, setting the rates that apply to the exchange of local traffic, the access rates that we must pay to terminate local exchange carriers for non-local traffic, and the rates we pay for transiting services. States have adopted regulations governing procedures for negotiating and arbitrating interconnection agreements, and some have adopted laws or regulations governing these matters. We are involved in a number of proceedings before courts and state public utility commissions over our interconnection agreements and the rates we pay to send traffic. The outcomes of these proceedings may impact the amounts we pay in order to deliver our customers’ traffic to other carriers.

Finally, state and local governments have become more active in imposing fees and taxes on wireless service providers and services to raise general revenues and to pay for various regulatory programs. These new fees and taxes are often not imposed on other businesses and either increase our costs of doing business or, if imposed by law on or passed through by us to customers, increase our customers’ cost of service, which can affect the demand for our services.

Item 1A. Risk Factors

Risks Related to Our Business

We face intense competition, which may make it difficult for us to maintain or grow our operating income.

The wireless industry is highly competitive and rapidly changing. As wireless market penetration grows, competition to attract new customers and retain existing ones is expected to continue to intensify. We face competition in a majority of our markets from multiple wireless service providers. In addition, the wireless industry has experienced significant consolidation that, while reducing the number of wireless service providers in certain markets, has created larger and potentially more competitive wireless service providers. We also face competition from new entrants to the wireless market, such as cable companies that have acquired spectrum for the provision of wireless services, and other companies that are offering alternative means for making wireless voice calls that, in certain cases, can be used in lieu of the wireless provider’s voice services. In addition, other participants in the wireless value chain, including data application and content providers and device manufacturers, are introducing products and services directly to wireless consumers, rather than through wireless service providers, in order to compete more effectively for wireless revenues.

Our ability to compete successfully will depend on, among other things, our network reliability, capacity and coverage, the pricing of our services and equipment, the quality of our customer service, our development of new and enhanced products and services, the reach and quality of our sales and distribution channels and our capital resources. It will also depend on our ability to anticipate and respond to various factors affecting the industry, including, but not limited to, new technologies and business models, changes in customer preferences, regulatory changes, demographic trends and economic conditions.

The effects of intense competition could require us to incur additional costs and/or prevent us from growing or maintaining our revenue if we have to increase our capital investment and/or operating expenditures to ensure that we are able to maintain or enhance our service quality or rapidly deploy new services and technologies or offer service and equipment at lower prices to help provide customers with the best available value. Failure to timely respond to competitive factors could prevent us from maintaining or growing our operating income. See Part I, Item 1, “Business—Competition.”

Failure to offer new wireless services and devices may limit our ability to compete effectively and grow our business.

An important element of our strategy is to develop and offer new wireless services, as well as distinctive phones and other devices that will deliver an optimal voice and data experience for our customers. These services include e-mail, social networking, messaging, video games, music and video on demand, traffic and mapping services, streaming audio and broadcast video. In general, the development of new services and devices requires us to anticipate and respond to varied and rapidly changing customer demand. To compete successfully against the other major participants in the wireless industry, we will need to commercialize and introduce new services and devices on a national scale and on a timely basis. The deployment and delivery of such services and devices rely, in many instances, on new, complex and unproven technology that requires substantial capital outlays and spectrum capacity. In addition, we rely mainly on third parties to develop these devices and the software applications that support such services. Because of these and other factors, we cannot assure you that the necessary applications or devices will be developed at all or in sufficient quantities to support our deployment of new wireless services, that customers will use the services offered, or that such services will generate sufficient revenue at low enough cost to us for them to be profitable.

Adverse changes in the credit markets could increase our borrowing costs and the availability of financing.

We require a significant amount of capital to operate and grow our business. We may need to fund our capital needs in part through borrowings in the public and private credit markets. Adverse changes in the credit markets, including increases in interest rates, could increase our cost of borrowing and make it more difficult for us to obtain financing for our operations. In addition, our borrowing costs can be affected by long-term debt ratings assigned by independent rating agencies which are based, in significant part, on our performance as measured by customary credit metrics. A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing. A severe disruption in the global financial markets similar to those of recent years could impact some of the financial institutions with which we do business, and such instability could affect our access to financing.

We depend upon a number of key suppliers and, if any of them fails to fulfill their obligations to us, we may not be able to provide services or maintain and upgrade our network.

We depend upon various key suppliers to provide us, directly or through other suppliers, with the equipment and services, such as switch and network equipment, phones and other devices and wireless data applications, which we need to operate our business. Most of our phone and other device suppliers rely on Qualcomm for the manufacture and supply of the chipsets used in their devices. We also rely on Qualcomm for its binary run-time environment for wireless technology, which enables many of our phones and other devices to access key wireless data services, including our Get It Now and V CAST applications. In addition, a small group of suppliers – primarily Motorola, Alcatel-Lucent and Ericsson – provides nearly all of our network cell site and switch equipment and, in many instances, due to compatibility issues, we must use the same supplier for both the cell site equipment and switches in a given area of our network footprint. If any of our key network cell site and switch equipment suppliers, or other suppliers, fail to provide equipment or services on a timely basis or fail to meet our performance expectations, we may be unable to provide services to our customers in a competitive manner or continue to maintain and upgrade our network. Because of the costs and time lags that can be associated with transitioning from one supplier to another, our business could be substantially disrupted if we were required to, or chose to, replace the products or services of one or more major suppliers with products or services from another source, especially if the replacement became necessary on short notice. Any such disruption could increase our costs, decrease our operating efficiencies and have a material adverse effect on our business, results of operations and financial condition. See Part I, Item 1, “Business—Wireless Offerings—Wireless Devices—Suppliers” and “Business—Network.”

The suppliers on which we rely may also be subject to litigation with respect to technology on which we depend, including litigation involving claims of patent infringement. Such claims have been growing rapidly in the wireless communications industry. We are unable to predict whether our business will be affected by any such litigation. We expect our dependence on key suppliers to continue as we develop and introduce more advanced generations of technology.

Failure to successfully deploy Long Term Evolution as our next-generation technology in a timely manner or failure of Long Term Evolution to become the principal next-generation global standard could adversely affect our ability to attract and retain customers.

We have selected LTE as our next-generation network access technology, and during 2009 we continued to develop our 4G wireless broadband network using LTE. We also conducted successful LTE data-session trials in two markets, with further trials ongoing. We expect that this new technology will enable us to offer a mobile data network with higher speeds and improved efficiencies. Other wireless service providers have announced their plans to adopt LTE as their next-generation technology, and we believe that it will become the principal next-generation global standard. There are risks, however, that these other wireless service providers may delay their deployment of LTE or change their selection and adopt different next-generation technologies, including technologies that are incompatible with ours. As a result, LTE may not become the principal next-generation global standard and may not provide us with the global scale, compatibility and other benefits that we expect in a timely manner or at all.

Our ability to successfully deploy LTE on our network in a timely manner depends on various factors that are beyond our control. These include the risk that our suppliers may be unable to manufacture and deliver LTE devices and network equipment on schedule and according to our specifications. Furthermore, our deployment of LTE may not occur at the cost we have estimated.

If the foregoing risks materialize, our ability to provide next-generation wireless services to our customers, to attract and retain customers and to maintain and grow our customer revenues could be materially adversely affected. See Part I, Item 1, “Business—Network—Technology.”

Use of our 700 MHz C block licenses will be subject to as yet undetermined “open access” regulatory obligations, which may increase the cost of using this spectrum.

In the FCC’s 2008 auction of spectrum in the 700 MHz band, which we refer to as “Auction 73,” we acquired licenses for 22 MHz spectrum blocks in the upper C block of the 700 MHz band in all states of the United States (except Alaska), as well as the District of Columbia. The FCC auctioned these licenses subject to an “open access” condition that will require us to allow customers to use devices and applications of their choice on the network we deploy on that spectrum, including those obtained from sources other than us or our distributors or dealers, subject to certain technical limitations established by us. The FCC has not yet finally determined what level of access will satisfy the “open access” requirements. Once finally determined, these requirements may increase the costs or limit the revenue-generating potential associated with our use of the C block. See Part I, Item 1 “Business—Regulatory Environment—Federal Regulation—Open Access Requirements.”

Labor unions are attempting to organize our employees, and we cannot predict the impact of unionization efforts on our costs.

Labor unions continue efforts to organize various segments of our workforce. Unions represented approximately 64 of our employees as of December 31, 2009. We cannot predict what level of success unions may have in organizing our employees or the potentially negative impact of labor organizing on our costs.

If we are not able to successfully integrate Alltel into our business, we may not achieve all of the anticipated benefits of this acquisition.

We have realized certain benefits from the Alltel acquisition, including increased revenues, increased brand penetration into Alltel’s service areas, expansion of our network footprint and certain operating efficiencies and synergies. As we continue our integration efforts, we may face challenges, such as the combination and simplification of product and service offerings, customer plans and sales and marketing approaches, and the development and deployment of next generation wireless technology across the combined network. If we do not successfully meet these various challenges and continue to integrate Alltel in a timely and cost effective manner, we may not realize all of the anticipated benefits of the acquisition and our financial results may be adversely affected.

Risks Related to Our Industry

Concerns about alleged health risks relating to radiofrequency emissions may reduce demand for our services and may result in undetermined financial costs to our business.

Some studies have suggested that radiofrequency emissions from wireless phones and cell sites may be associated with various health problems, including cancer, and may interfere with electronic medical devices, including hearing aids and pacemakers. Lawsuits have been filed against us and other participants in the wireless industry alleging various adverse health consequences as a result of wireless phone usage and seeking damages and other remedies that could increase our costs. The Food and Drug Administration stated in October 2008 that the weight of available scientific evidence did not show that any health problems are associated with using wireless phones, but noted that the scientific community recommended additional research to address gaps in knowledge. The National Cancer Institute similarly stated in September 2008 that such concerns, including the suggestion that using a cell phone may increase a person’s risk of developing brain cancer, were not supported by a growing body of research on the subject, but stated that further research is needed. Additional studies of radiofrequency emissions are ongoing, and we cannot be sure that future studies will not demonstrate a link between wireless phones and cell sites and health problems. The actual or perceived risk of radiofrequency emissions could also adversely affect us as a result of diminished use of wireless services, fewer customers, reduced financing available to the wireless industry or further litigation or regulation. See Part I, Item 3, “Legal Proceedings.”

Our operations are subject to significant regulation by the FCC and other federal and state agencies, and changes in regulations could affect our business prospects or results of operations.

The licensing, construction, operation, sale and interconnection arrangements of wireless communications systems are regulated to varying degrees by the FCC and, depending on the jurisdiction, state and local regulatory agencies. We are subject to federal rules governing such areas of our business as customer billing, the provision of emergency calling services, the use of customer information, access to telephone numbers, telemarketing, acquiring, using and selling spectrum licenses, roaming and the rates we receive from, and pay to, other companies to handle voice and data traffic to and from our customers. Failure to comply with FCC requirements in a given license area could result in revocation of the license for that license area. Furthermore, the FCC grants wireless licenses for terms generally lasting 10 years that are subject to renewal. There is no guarantee that our licenses will be renewed. The loss or material limitation of any of our licenses could have a material adverse effect on our business, results of operations and financial condition.

The FCC has several proceedings pending that are considering the imposition of additional requirements on wireless services. For instance, on October 22, 2009, the FCC initiated a proceeding in which it proposes to adopt so-called “net neutrality” rules that it describes as intended to preserve the openness of the Internet. The proposed rules would limit the ways that a broadband Internet access service provider could manage its network and the services it could provide over the network. These restrictions would include limitations related to devices that could connect to the network, services and applications provided over the network and priority of traffic moving over the network. The proposed rules would apply to all providers of broadband Internet access services, whether wireline or wireless, but would not apply to providers of applications, content or other services, including many companies with which we compete in the marketplace. See Part I, Item 1, “Business – Regulatory Environment – Federal Regulation—Net Neutrality.” If final rules are adopted that limit our flexibility in managing our network and delivering data services, these rules could have a significant adverse effect on our business, restrict our ability to compete in the marketplace and limit the return we can expect to achieve on past and future investments in our network. In addition, the FCC has initiated a number of proceedings to evaluate its rules and policies regarding spectrum licensing and usage that could adversely impact our utilization of our licensed spectrum and our operational costs. We are also subject to various environmental protection and health and safety laws and regulations, including limits on radiofrequency emissions from mobile phones and towers. Our failure to comply with existing or future regulations could result in significant penalties. See Part I, Item 1, “Business—Regulatory Environment—Federal Regulation.”

Additionally, our business is increasingly subject to efforts by state legislatures and state public utilities commissions to adopt legislation and regulations governing the marketing, billing and provision of wireless service. Other agencies having jurisdiction over our business could adopt regulations or take other actions that could increase our costs, place restrictions on our operations and growth potential or otherwise adversely affect our business. For example, zoning approvals for towers could significantly delay our ability to deploy new or expanded service in particular markets. The FCC and an increasing number of state authorities are also requiring wireless carriers to comply with, and in some cases to fund, various initiatives, including federal and state universal service programs, telephone number administration, local number portability, services to the hearing-impaired and emergency 911 networks. In addition, many states have imposed significant taxes on providers in the wireless industry. These initiatives and programs increase our costs either directly in the form of fees and taxes to federal, state and local agencies, or in the form of expenses incurred in complying with the regulatory mandates. These federal, state and local taxes and fees may increase our customers’ cost of service, which may adversely affect demand for our services and/or prevent us from maintaining or increasing our operating income. See Part I, Item 1, “Business—Regulatory Environment—State Regulation and Local Approvals.”

Adverse economic conditions in the United States could impact our results of operations.

Unfavorable general economic conditions in the United States could negatively affect the affordability of and demand for some of our products and services. In difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products and services, electing to use fewer higher-margin services or obtaining products and services that may be offered by other companies at lower costs. Similarly, under these conditions our business customers may delay purchasing decisions, delay full implementation of service offerings or reduce their use of services. In addition, adverse economic conditions may lead to an increase in the number of our consumer and business customers who are unable to pay for services. These events, if they were to occur at a significant rate, could have a material adverse effect on our results of operations.

Major network failures could have an adverse effect on our business.

Major equipment failures, natural disasters (including severe weather), terrorist acts, acts of war, cyber attacks or other breaches of network or information technology security that affect our networks, transport facilities, communications switches, routers, microwave links, cell sites or other equipment or third-party networks on which we rely, could cause major network failures and/or unusually high network traffic demands that could have a material adverse effect on our operations or our ability to provide service to our customers. These events could disrupt our operations, require significant resources to resolve, result in a loss of customers or impair our ability to attract new customers, which in turn could have a material adverse effect on our business, results of operations and financial condition.

In addition, with the growth of wireless data services, enterprise data interfaces and IP-enabled applications, our network and customer devices are exposed to a greater degree to third-party data or applications over which we have less direct control. As a result, our network infrastructure and information systems, as well as our customers’ wireless devices, may be subject to a wider array of potential security risks, including viruses and other types of computer-based attacks, which could cause lapses in our service or adversely affect the ability of our customers to access our service. Such lapses could have a material adverse effect on our business and our results of operations.

Risks Related to Our Ownership Structure

Our Partners may cause us to take actions that limit our business activities, increase our costs or otherwise adversely affect our business.

Cellco Partnership is a joint venture between Verizon Communications and Vodafone that is generally controlled by Verizon Communications, although decisions involving a number of fundamental actions, such as certain significant acquisitions or dispositions, as well as certain related person transactions between us and Verizon Communications or its affiliates, require the approval of representatives on our board of representatives designated by both Verizon Communications and Vodafone. In particular, because both of our Partners have many operating business affiliates other than the Partnership, the interests of our Partners may differ from our interests.

For example, our Partnership Agreement (as defined under “Certain Relationships and Related Person Transactions—Partnership Agreement”) provides that we may not, without the consent of both Verizon Communications and Vodafone, enter into any business other than the U.S. wireless business, or any other business that is necessary, appropriate or incidental thereto. This restriction may limit our ability to grow our business through initiatives such as expansion into international markets and acquisitions of wireless providers that are engaged in businesses outside of our permitted activities. See Part III, Item 13, “Certain Relationships and Related Person Transactions—Partnership Agreement—Partnership Governance.” Other areas in which we face decisions that could have different implications for us and for our Partners include our financing strategy, including our policies regarding the payment of distributions to our Partners, labor relations, tax policy and certain legal and regulatory matters. Furthermore, we have agreements to provide services to, and receive services from, our Partners, in particular Verizon Communications, the prices of which may not be the result of arm’s-length negotiations. See Part III, Item 13, “Certain Relationships and Related Person Transactions—Other Services Provided to Verizon Communications,” “Certain Relationships and Related Person Transactions—Other Services Provided by Verizon Communications” and “Certain Relationships and Related Person Transactions—Other Services Provided by Vodafone.”

In addition, Verizon Communications has licensed to us the “Verizon” and “Verizon Wireless” brand names and certain other intellectual property. Under these arrangements, Verizon Communications may require us at any time to discontinue our use of those brand names and other intellectual property important to our business. If we were required to change our brand name, we would incur significant costs that would negatively affect our cash flow. See “Certain Relationships and Related Person Transactions—Verizon Communications Intellectual Property Arrangements.”

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently maintain our corporate headquarters at Verizon Center in Basking Ridge, New Jersey. Verizon Center is owned by a subsidiary of Verizon Communications, and we lease space at this facility.

We also had four area and 21 regional offices located throughout the United States as of December 31, 2009. In addition, we maintain facilities throughout the United States comprised of administrative and sales offices, customer care centers, retail sales locations, switching centers, cell sites and data centers. Locations are generally leased to provide maximum flexibility, with the exception of switching centers, which are usually owned due to their critical role in the network and high set-up and relocation costs.

As of December 31, 2009, we operated approximately 2,330 retail stores and kiosks that support our direct distribution channel. Additionally, we had 214 offices and 195 storage facilities of varying sizes. At that date, network properties included 242 switches at 199 switching locations and approximately 45,800 cell site locations. We believe that our facilities are suitable for their purposes and that additional properties can be secured for our anticipated needs, although we may have difficulty obtaining additional cell sites. In connection with the Alltel integration process, we anticipate cost savings will be achieved from, among other things, the elimination of unneeded retail, network and other facilities. For example, during 2009, we ceased operating approximately 335 retail stores in the retained Alltel markets.

Our gross investment in plant, property and equipment consisted of the following at December 31, 2009 and December 31, 2008:

(Dollars in millions)	December 31, 2009	December 31, 2008
Land	$268	$148
Buildings	8,849	7,671
Wireless plant and equipment	40,862	36,079
Furniture, fixtures and equipment	4,245	3,806
Leasehold improvements	3,501	2,660
Construction-in-progress	1,979	1,760

Gross plant, property, and equipment	$59,704	$52,124

Item 3. Legal Proceedings

We are a defendant, along with other wireless service providers, wireless phone manufacturers, standard-setting bodies, industry trade associations and others, in lawsuits alleging personal injuries, including brain cancer, from wireless phone use, including four lawsuits filed in the Superior Court for the District of Columbia: Murray v. Motorola, Inc., et al., filed November 15, 2001; Agro v. Motorola, Inc., et al., filed February 26, 2002; Cochran v. Audiovox Corp., et al., filed February 26, 2002; and Schwamb v. Qualcomm Inc., et al., filed February 26, 2002. Cellular One Group and Western Wireless Corp., both Alltel-related entities, are also named as defendants in these lawsuits. Plaintiffs in these four suits seek compensatory, consequential and/or punitive damages. On August 24, 2007, the Superior Court granted defendants’ motion to dismiss the actions on preemption grounds. Plaintiffs’ appealed to the District of Columbia Court of Appeals. On October 29, 2009, the Court of Appeals upheld the Superior Court’s dismissal of most claims based on conflict preemption, but reversed and found no preemption on claims based on phones that did not meet the FCC SAR standard and any misrepresentations concerning cell phone safety.

In addition, on February 2, 2007, we were served with a second amended complaint in Jasso, et al. v. Verizon Wireless, et al., an action by pro se plaintiffs that was filed on November 30, 2005 in the U.S. District Court, Eastern District of California, alleging various illnesses as a result of alleged exposure to radiofrequency emissions from radiofrequency antennas that plaintiffs claim failed to comply with federal regulatory emissions standards. Plaintiffs seek unspecified compensatory and exemplary damages and attorneys’ fees. On March 31, 2009, the District Court granted defendants’ motion for summary judgment and dismissed the two remaining claims in the case. Plaintiffs have appealed the dismissal.

We and various other wireless service providers and phone manufacturers are also defendants in a statewide class action relating to wireless phone use, Farina, et al. v. Nokia Inc., et al., U.S. District Court, Eastern District of Pennsylvania, filed April 19, 2001. Plaintiff alleges that wireless phones are defective because defendants fail to include a proper warning about alleged adverse health effects, fail to encourage the use of a headset and fail to include a headset with the phone. Plaintiff also alleges that the sale of wireless phones without a hands-free device facilitates the violation of certain state laws restricting the use of wireless phones without a hands-free device while operating a motor vehicle. Plaintiff seeks damages and injunctive relief requiring defendants to provide headsets to all class members. On September 2, 2008, the District Court dismissed all claims on preemption grounds. Plaintiff’s appeal to the U.S. Court of Appeals for the Third Circuit is pending.

We are a defendant in a putative nationwide class action, Cowit et al. v. Cellco Partnership d/b/a Verizon Wireless, filed July 22, 2005, in the Court of Common Pleas, Hamilton County, Ohio, alleging that all roaming charges assessed by us under the America’s Choice I plan were improper; that we improperly charge roaming for in-network calls advertised as “free”; and that we failed to disclose that roaming service is unavailable under the America’s Choice II plan. The second amended complaint asserts claims of breach of contract, fraud, promissory estoppel, unjust enrichment, conversion, negligent misrepresentation and violations of the Ohio Deceptive Trade Practices Act and Ohio Consumer Sales Practice Act. The complaint seeks compensatory and punitive damages, attorneys’ fees and injunctive relief. On September 11, 2007, the trial court denied our motion to dismiss the breach of contract claims. On July 7, 2008, the court certified a nationwide class of America’s Choice II subscribers who allegedly were promised but did not receive “free” roaming service, but denied certification of the remaining putative classes. The parties appealed the trial court’s class certification order. The Ohio Court of Appeals affirmed the trial court’s order on April 3, 2009, and the Ohio Supreme Court denied the parties’ petitions for review.

We are a defendant in a putative nationwide class action, Demmick, et al. v. Cellco Partnership, filed May 11, 2006, in the U.S. District Court for the District of New Jersey, alleging that (i) while we charge one rate for after-allowance minutes on the primary line in our Family SharePlan and a different, higher rate on the secondary lines, we have an undisclosed policy of billing all after-allowance minutes at the higher per minute rate applicable to the secondary lines, and (ii) we improperly billed for in-network calls that should have been provided without charge to certain subscribers. Plaintiffs assert violations of the Federal Communications Act, the New Jersey Consumer Fraud Act and the Maryland Consumer Protection Act, as well as claims of breach of contract and fraud. Plaintiffs seek unspecified compensatory and punitive damages and attorneys’ fees. The parties have completed class discovery. Plaintiffs have moved for, and we have opposed, class certification.

We are also a defendant in a putative statewide class action, Ruwe v. Cellco Partnership, et al. (formerly Gellis v. Cellco Partnership, et al.), filed in the U.S. District Court for the Northern District of California on June 12, 2007. Plaintiff in Ruwe challenges the legality of our $5 minimum late payment fee and $15 reconnect fee on behalf of a class of California subscribers. Plaintiff asserts violation of California Civil Code Section 1671, claims of deceptive practices under California Consumers Legal Remedies Act, unfair business practices under California Business and Professional Code Section 17200 and unjust enrichment. Plaintiff seeks money damages, injunctive relief and attorneys’ fees. The court has denied our motions to dismiss the complaint on the ground that state regulation of the late fee and reconnect fee are preempted by federal law. On May 27, 2009, we moved the court to stay the action pending proceedings before the FCC. The court granted our motion to stay the matter pending the outcome of proceedings before the FCC on whether state-law challenges to late fees are preempted by federal law.

On or about September 7, 2007, NTP, Inc. (“NTP”) commenced patent infringement lawsuits against us and other wireless service providers, NTP, Inc. v. Cellco Partnership d/b/a Verizon Wireless, filed in the U.S. District Court for the Eastern District of Virginia. NTP alleges that certain mobile e-mail devices infringe eight NTP patents, and seeks damages and an injunction against the sale of such mobile e-mail devices. On November 2, 2007, the District Court stayed this case pending the re-examination of NTP’s patents by the U.S. Patent & Trademark Office (“PTO”). In November and December 2009, the Board of Patent Appeals and Interfaces for the PTO published its decisions on the NTP re-examinations, affirming some and reversing other of the PTO’s rejections of NTP’s patent claims.

We have concluded an audit of our cell sites and switch and non-retail building facilities under an audit agreement with the U.S. Environmental Protection Agency (“EPA”). The audit identified potential violations of various laws governing hazardous substance reporting, air permitting and spill plan preparation. A consent agreement relating to the audit was approved by the EPA on November 24, 2009. While we do not believe that any of the alleged violations has resulted in a release or threatened release, we paid aggregate penalties of $468,600.

We are a defendant in other various purported consumer class actions, brought on behalf of customers throughout the country, relating to our advertising, sales, billing and collection practices, as well as Attorney General investigations regarding such issues. We are a defendant in various purported collective actions, class actions and other matters brought on behalf of employees and former employees relating to the payment of wages, including claims for overtime pay. We are also defending other legal actions involving claims incidental to the normal conduct of our business, including actions by customers, vendors and employees. We believe that these other actions will not be material to our consolidated financial statements.

Item 4. Reserved

Reserved.

PART II Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the common equity of Cellco Partnership. All of our outstanding partnership interests are held by wholly-owned, indirect subsidiaries of Verizon Communications and wholly-owned, indirect U.S. subsidiaries of Vodafone.

The Partnership Agreement requires that we make certain distributions to our Partners related to taxes. See Part III, Item 13, “Certain Relationships and Related Person Transactions—Partnership Agreement—Distributions.”

Item 6. Selected Financial Data

	Year Ended December 31,
(dollars in millions)	2009(1)	2008(1)	2007(1)	2006	2005
Results of Operations
Operating revenues	$62,131	$49,332	$43,882	$38,043	$32,301
Operating income	16,551	13,987	11,795	9,600	7,380
Net income attributable to Cellco Partnership	14,398	13,026	10,605	8,197	6,152

Financial Position
Total assets	134,352	111,876	83,993	81,498	76,334
Short-term debt, including current maturities(2)	8,001	2,829	3,391	—	2,497
Long-term debt(2)	18,661	19,301	2,578	12,933	13,834
Noncontrolling interest	1,988	1,692	1,681	1,659	1,650
Partners’ capital attributable to Cellco Partnership, including amounts subject to redemption(3)	84,999	73,294	62,354	53,614	46,593

(1)	Significant events affecting our historical earnings trends in 2007 through 2009 are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Includes amounts due to affiliates.

(3)	Partners’ capital subject to redemption was $10,000 as of December 31, 2006 and $20,000 as of December 31, 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto contained elsewhere in this Form 10-K.

This discussion reflects the results of operations of Alltel from the date of our acquisition of Alltel on January 9, 2009, including the results of operations of the 105 markets in 24 states that we agreed to divest in connection with obtaining regulatory approvals to complete the acquisition of Alltel. The following discussion includes certain forward-looking statements. For a discussion of important factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Cautionary Statement Concerning Forward-Looking Statements” and “Item 1A—Risk Factors” included elsewhere in this Form 10-K.

Overview

We believe we are the industry-leading wireless service provider in the United States in terms of profitability, as measured by operating income. With our acquisition of Alltel in January 2009, we are the largest wireless service provider in the United States, as measured by total number of customers. We offer wireless voice and data services across one of the most extensive networks in the United States.

Our goal is to be the market leader in providing wireless voice and data communication services in the United States. We focus on providing a high-quality, differentiated service across a cost-efficient network designed to meet the growing needs of our customers. Our results of operations, financial condition and sources and uses of cash in recent periods reflect management’s continued focus on implementing the following key elements of our business strategy:

•

Provide highest network reliability and continue to build out and expand our network. We continue to build out, expand and upgrade our network and explore strategic opportunities to expand our national network coverage through selective acquisitions of wireless operations and spectrum licenses. We expanded our national coverage in 2009 when we completed the acquisition of Alltel, paying $4,881 million, net of cash acquired from Alltel, for the equity of Alltel. We invested $7,152 million in capital expenditures for the year ended December 31, 2009 primarily to increase the capacity of our network to meet usage demand and to facilitate the introduction of new products and services that can take advantage of our EV-DO technology.

•

Profitably acquire, satisfy and retain our customers and increase the value of our service offerings to customers. We expect to achieve revenue and operating income growth by retaining our existing base of customers, obtaining new customers, increasing individual customer usage of our existing services, and bringing our customers new ways of using wireless services in their daily lives. We had approximately 91.2 million total customers at December 31, 2009, an increase of 26.6% from approximately 72.1 million at December 31, 2008. Our churn was 1.44% for the year ended December 31, 2009.

•

Continue to expand wireless data offerings, and develop and bring to market innovative wireless devices for both consumer and business customers. We continue to capitalize on the growing demand for wireless data services by continuing to expand our data offerings for consumer and business customers and continuing to increase our data revenues. We had total data revenue of $16,014 million for the year ended December 31, 2009 representing an increase of 50.4%. Our total data revenue accounted for 29.9% of our service revenue for the year ended December 31, 2009.

•

Focus on profitability and cash flow. Our goal is to maintain industry-leading profitability levels, as measured by operating income, and to generate substantial cash flow from operations. Operating income increased by 18.3% for the year ended December 31, 2009. Cash flow from operations increased by 20.8% for the year ended December 31, 2009 compared to the prior year.

Factors Affecting Our Results of Operations

Customer and Operating Trends

We expect to achieve both revenue and operating income growth by continuing to attract and retain high-quality retail postpaid customers, capitalizing on customer demand for data services, and bringing our customers new ways of using wireless services in their daily lives. We expect that future customer growth may slow as a result of higher wireless market penetration that is driving increased competition for customers within the wireless industry on the basis of price, service quality, and data service offerings. We recently launched a simplified pricing structure for both voice and data plans that we believe will drive increased penetration of data bundles as well as attract and retain higher value customers, while keeping our pricing within a reasonable competitive range versus our competitors. Although we have experienced increases in our churn, the rate at which customers disconnect individual lines of service, primarily as a result of economic conditions, we expect that the combination of improvements in economic conditions as well as these recent pricing structure changes will result in higher customer retention. We expect future growth opportunities will become more dependent on expanding both the number and penetration of our wireless data offerings, offering innovative wireless devices for both consumer and business customers, and increasing the number of ways that our customers can connect with our network and services.

In connection with obtaining regulatory approvals for the acquisition of Alltel from the DOJ and the FCC, we agreed to divest overlapping properties in 105 operating markets in 24 states. We expect to close the divestiture of these markets during the first half of 2010. See “—Other Factors That

May Affect Future Results—Recent Developments.” These required divestitures represented an estimated 2.4 million customers as of December 31, 2009. We do not expect that these divestitures will have a material impact on our results of operations.

Operating Revenue

We continue to experience service revenue growth, primarily as a result of data revenue growth in each successive quarter driven by increased use of data services such as messaging, e-mail and Internet access. However, during 2009, we began to experience sequential declines in our overall voice revenue, as increases as a result of new customer additions were offset by lower voice revenues per customer due to factors such as the popularity of bundled minute plans and the increase in the number of customers on our Family Share Plan as a result of customers seeking to optimize the value they derive from our offerings. We expect that our future service revenue growth will be substantially derived from data revenue growth as we continue to expand our wireless data offerings on our 3G, and starting in 2010 our 4G, wireless network and increase our sales and usage of innovative wireless multimedia and smartphone devices, such as the Motorola Droid. We also expect that recently announced changes in our pricing structure will contribute to service revenue growth by increasing data penetration and attracting higher value customers.

We continue to subsidize the cost of wireless devices sold through our direct channels to reduce the customers’ up-front cost of our service. Changes in the mix of our products, such as the introduction of new smartphone devices, and our promotional activities will continue to impact our overall subsidy cost.

Operating Costs and Expenses

Although our overall operating costs and expenses increased in 2009 as a result of the acquisition of Alltel, we expect to realize further cost and expense synergies in 2010 as we continue the integration of Alltel’s operations. Additionally, complementary technology standards will facilitate the continuing integration of Alltel’s network operations, resulting in reduced costs to operate our network. We also expect to continue to achieve reduced advertising expense as a result of completing the conversion of the retained Alltel customers to the Verizon Wireless brand, and eliminate duplicate overhead, facility and headcount expenses.

Other Consolidated Results

Our overall interest expense has increased primarily as a result of borrowings incurred to fund the acquisition of Alltel. We expect that as we continue to repay our debt that our overall interest expense will decline from current levels.

Generally, we, as a partnership, are not subject to federal or state tax on income generated from markets we own directly or through partnership entities. However, certain states impose taxes at the partnership level and such taxes are our responsibility and are included in our tax provision. Additionally, we own some of our markets through corporate entities, which are required to provide for both federal and state taxes on their income. The acquisition of Alltel has increased the number of markets that we own through corporate entities.

Capital Expenditures

We expect that our capital expenditures will continue to be substantial as we continue to expand and upgrade our wireless network and develop and deploy our 4G mobile broadband network using LTE technology. During 2009, we continued to develop our wireless LTE network, which we intend to launch in 25 to 30 markets in 2010 and to deploy in virtually all of our current 3G network footprint by the end of 2013. In addition to capital expenditures, we expect, from time to time, to acquire additional wireless spectrum in a limited number of markets through participation in the FCC wireless spectrum auctions and in the secondary market, as spectrum capacity is needed to support expanding data applications and a growing customer base. We also expect, from time to time, to acquire operating markets and spectrum in geographic areas where we do not currently operate.

Other

We do not currently expect that legislative efforts relating to climate control will have a material adverse impact on our consolidated financial results or financial condition. We believe there may be opportunities for companies to increase their use of communications services, including those we provide, in order to minimize the environmental impact of their businesses.

Consolidated Results of Operations

Selected Operating Statistics and Trends

	(in thousands, except churn)
Years Ended December 31,	2009	2008	% Change	2008	2007	% Change
Total customers	91,249	72,056	26.6	72,056	65,707	9.7
Retail customers	87,523	70,021	25.0	70,021	63,735	9.9

Total customer net additions in the year (including acquisitions and adjustments)	19,193	6,349	nm	6,349	6,655	(4.6)
Retail customer net additions in the year (including acquisitions and adjustments)	17,502	6,286	nm	6,286	6,923	(9.2)

Total churn rate	1.44%	1.25%	15.2	1.25%	1.21%	3.3
Retail postpaid churn rate	1.09%	0.96%	13.5	0.96%	0.91%	5.5

nm—not meaningful

(1)	Includes customers acquired through acquisitions of approximately 13,319, 570 and 9, respectively, in 2009, 2008 and 2007, including those acquired from Alltel.

(2)	Includes retail customers acquired through acquisitions of approximately 12,915, 534 and 9, respectively, in 2009, 2008 and 2007, including those acquired from Alltel.

2009 Compared to 2008

Excluding retail customer acquisitions, we added approximately 4.6 million net retail customers in 2009, compared to approximately 5.8 million in 2008. The decline in net retail customer additions in 2009 was due to an increase in churn, compared to 2008, partially offset by an increase in gross customer additions due to the expansion of our sales and distribution channels as a result of the acquisition of Alltel. On the same basis, we added approximately 5.9 million net total customers in 2009, compared to approximately 5.8 million in 2008. The increase in net total customer additions for 2009 was due to an increase in gross customer additions from our reseller channels, primarily during the fourth quarter of 2009, partially offset by the above mentioned changes in net retail customer additions. The increases in our total and retail postpaid churn rates were primarily a result of increased disconnections of Mobile Broadband service and business share lines, which we believe are mostly attributable to current economic conditions.

Customer acquisitions in 2009 included approximately 13.2 million net total customer additions, after conforming adjustments but before the impact of required divestitures, which resulted from our acquisition of Alltel on January 9, 2009.

2008 Compared to 2007

Excluding retail customer acquisitions, we added approximately 5.8 million net retail customers in 2008, compared to approximately 6.9 million in 2007. On the same basis, we added approximately 5.8 million net total customers during 2008, compared to approximately 6.6 million during 2007. The declines in both net retail customer additions and net total customer additions in 2008 compared to 2007 were due to an increase in our churn, partially offset by a slight increase in gross customer additions. The increases in both total and retail postpaid churn were primarily a result of customer-favorable policy changes which removed barriers to early contract termination and an increase in the rate of disconnections for our Mobile Broadband service.

Customer acquisitions in 2008 included approximately 650,000 net total customer additions, after conforming adjustments, acquired from Rural Cellular. As a result of an exchange with AT&T consummated on December 22, 2008, we transferred a net of approximately 122,000 of these total customers.

Operating Revenue

	(dollars in millions, except ARPU)
Years Ended December 31,	2009	2008	% Change	2008	2007	% Change
Service revenue	$53,497	$42,635	25.5	$42,635	$38,016	12.2
Equipment and other	8,634	6,697	28.9	6,697	5,866	14.2

Total Operating Revenue	$62,131	$49,332	25.9	$49,332	$43,882	12.4

Service ARPU	$50.77	$51.59	(1.6)	$51.59	$50.96	1.2
Retail service ARPU	51.00	51.88	(1.7)	51.88	51.57	0.6
Total data ARPU	15.20	12.89	17.9	12.89	9.90	30.2

2009 Compared to 2008

Our total operating revenue increased by $12,799 million, or 25.9%, in 2009 compared to 2008, primarily due to the inclusion of the operating results of Alltel, as well as growth in our service revenue from sources other than the acquisition of Alltel.

Service revenue increased by $10,862 million, or 25.5%, in 2009 compared to 2008, primarily due to the inclusion of service revenue as a result of the 13.2 million net new customers, after conforming adjustments, which we acquired in connection with the acquisition of Alltel. Since January 1, 2009, service revenue also increased as a result of a 5.9 million, or 8.2%, increase in total customers from sources other than customer acquisitions and adjustments, as well as continued growth from data services.

Total data revenue was $16,014 million and accounted for 29.9% of service revenue in 2009, compared to $10,651 million and 25.0%, respectively, in 2008. Total data revenue continues to increase as a result of increased use of Mobile Broadband, e-mail, and messaging. We expect that data revenue will continue to increase as a result of recent strong sales of 3G smartphones and continued introductions of new data-capable 3G smartphone and multimedia devices.

The declines in the average revenue per customer per month (“ARPU”) from service revenue and retail service ARPU were due to the inclusion of customers acquired in connection with the acquisition of Alltel, as well as continued reductions in voice ARPU, partially offset by an increase in total data ARPU. Total voice ARPU declined $3.13 or 8.1% in 2009, compared to 2008, due to the on-going impact of bundled plans and increases in the proportion of customers on our Family Share plans as customers seek to optimize the value of our offerings. Total data ARPU increased by $2.31 or 17.9% in 2009, compared to 2008, as a result of the increased usage of our data services.

Equipment and other revenue increased by $1,937 million, or 28.9%, in 2009 compared to 2008. Equipment revenue increased primarily due to an increase in the number of both data and phone equipment units sold, partially offset by a decrease in the average revenue per equipment unit. The increase in the number of equipment units sold was a result of both the increase in gross customer additions as well as an increase in the number of units sold to existing customers upgrading their wireless devices.

Other revenues increased primarily due to the inclusion of the operating results of Alltel and an increase in our cost recovery rate.

2008 Compared to 2007

Our total operating revenue increased by $5,450 million, or 12.4%, in 2008 compared to 2007, primarily due to continued strong growth in service revenue. Service revenue increased by $4,619 million, or 12.2%, in 2008 compared to 2007, primarily caused by an increase in data revenue in 2008 compared to 2007, and a 6.3 million or 9.7% increase in total customers in 2008.

Total data revenue was $10,651 million and accounted for 25.0% of service revenue in 2008, compared to $7,386 million and 19.4%, respectively, in 2007. Total data revenue continued to increase as a result of an increased number of customers using our data services, as well as increased usage of our messaging services and non-messaging services, such as Mobile Broadband, e-mail, data transport and newer location-based data services such as VZ Navigator.

The increases in service ARPU and retail service ARPU in 2008 compared to 2007 were primarily due to an increase of 30.2% in total data ARPU as a result of increased usage of our data services, partially offset by continued dilution of voice ARPU.

Equipment and other revenue increased by $831 million, or 14.2%, in 2008 compared to 2007, primarily as a result of an increase in the number of upgrades for data devices combined with higher average equipment revenue per device for phone devices, partially offset by lower average equipment revenue per device for data devices sold through our direct channel, in part driven by promotions in 2008.

Other revenue also increased because of increased cost recovery surcharges and regulatory fees as a result of the increase in customer base combined with an increase in our cost recovery rate.

Other Costs and Expenses

	(dollars in millions)
Years Ended December 31,	2009	2008	% Change	2008	2007	% Change
Cost of service	$7,722	$6,015	28.4	$6,015	$5,294	13.6
Cost of equipment	12,222	9,705	25.9	9,705	8,162	18.9
Selling, general and administrative	18,289	14,220	28.6	14,220	13,477	5.5
Depreciation and amortization	7,347	5,405	35.9	5,405	5,154	4.9

Total Operating Costs and Expenses	$45,580	$35,345	29.0	$35,345	$32,087	10.2

2009 Compared to 2008

Cost of Service

Cost of service represents costs to operate our wireless network, including interconnection costs, cost of roaming and long distance, and the cost of providing data services and applications. Cost of service increased by $1,707 million, or 28.4%, in 2009 compared to 2008. The increase in cost of service was primarily due to higher wireless network costs, including the effects of operating an expanded wireless network as a result of the acquisition of Alltel. This increase includes network usage for voice and data services, use of data services and applications such as e-mail and messaging provided by third party vendors, operating lease expense related to a larger number of cell sites, as well as salary and benefits as a result of an increase in network-related headcount. Cost of service in 2009 also included $60 million for merger integration costs primarily related to the acquisition of Alltel. These increases were partially offset by a decrease in roaming costs that was realized primarily by moving more traffic to our own network as a result of the acquisition of Alltel.

Cost of Equipment

Cost of equipment represents costs we incur to purchase wireless devices from our equipment suppliers. Cost of equipment increased by $2,517 million, or 25.9%, in 2009 compared to 2008, primarily due to the increase in the numbers of both data and phone equipment units sold as well as an increase in the average cost per equipment unit. Cost of equipment in 2009 included $135 million for merger integration costs, such as handset conversions, relating to the Rural Cellular and Alltel acquisitions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses represent all other expenses incurred to support the sale of our wireless services and devices. Selling, general and administrative expenses increased by $4,069 million, or 28.6%, in 2009 compared to 2008. This increase was primarily due to a $1,130 million increase in salary and benefits as a result of a larger employee base after the acquisition of Alltel, as well as a $1,014 million increase in sales commission expense, primarily in our indirect channel as a result of increases in both equipment upgrades leading to contract renewals and gross customer additions, as well as an increase in the average commission per unit. The increase in selling, general and administrative expenses also included $442 million, primarily comprised of merger integration costs, such as re-branding initiatives, conversion support expenses and severance, as well as transaction fees and costs related to the acquisition of Alltel. We also experienced increases in other selling, general and administrative expenses primarily as a result of supporting a larger customer base as a result of our acquisition of Alltel.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $1,942 million, or 35.9%, in 2009, compared to 2008. This increase was primarily driven by depreciable property and equipment and finite-lived intangible assets acquired from Alltel which are not being divested, including its customer lists and the Alltel trade name, as well as growth in depreciable assets during 2009.

2008 Compared to 2007

Cost of service

Cost of service increased by $721 million, or 13.6%, in 2008 compared to 2007, primarily due to higher wireless network costs as a result of increased network usage for voice and data services, increased use of our data services and applications, such as messaging, e-mail and VZ Navigator, increased data roaming as well as increased payments related to network-related leases as a result of an increase in the number of leased cell sites.

Cost of equipment

Cost of equipment increased by $1,543 million, or 18.9%, in 2008, compared to 2007, primarily attributable to an increase in the number of equipment upgrades by customers combined with an increase in average equipment cost per device as a result of an increase in the sale of higher-cost advanced wireless devices.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $743 million, or 5.5%, in 2008 compared to 2007. This increase was primarily caused by an increase in sales commission expense of $302 million, primarily from an increase in equipment upgrades in our indirect channel, as well as higher advertising and promotion expense, bad debt expense and regulatory fees. The increases in selling, general and administrative expenses were partially offset by a decrease in salary and benefits related expense.

Depreciation and amortization expense

Depreciation and amortization expense increased by $251 million, or 4.9%, in 2008 compared to 2007, primarily caused by an increase in depreciable assets.

Other Consolidated Results

	(dollars in millions)
Years Ended December 31,	2009	2008	% Change	2008	2007	% Change
Interest expense, net	$(1,141)	$(161)	nm	$(161)	$(251)	(35.9)
Interest income and other, net	71	265	(73.2)	265	30	nm
Provision for income taxes	(797)	(802)	(0.6)	(802)	(714)	12.3
Effective income tax rate	5.2%	5.7%	(8.8)	5.7%	6.2%	(8.1)
Net income attributable to noncontrolling interest	286	263	8.7	263	255	3.1

nm—not meaningful

2009 Compared to 2008

Interest expense, net

Interest expense, net increased by $980 million in 2009 compared to 2008, primarily due to an increase in the average debt level and an increase in the weighted-average interest rates from 3.4% in 2008 to 4.2% in 2009. The increase in the average debt level compared to 2008 was primarily driven by borrowings to finance the acquisition and repay the debt of Alltel. The increase in the weighted-average interest rate in 2009 was primarily due to the amortization of $248 million of debt issuance costs in connection with the Acquisition Bridge Facility as described below. Capitalized interest in 2009 was $356 million, primarily relating to capitalization of interest on wireless licenses under development for commercial service primarily as a result of the spectrum acquired in the 700 MHZ auction (See “—Consolidated Financial Condition”).

Interest income and other, net

Interest income and other, net decreased by $194 million, or 73.2%, in 2009 compared to 2008. This decrease was primarily driven by lower interest income, in part due to lower invested balances in the current year. The $4.8 billion investment in Alltel’s senior notes acquired in 2008, was eliminated in consolidation beginning in January 2009, subsequent to the close of the Alltel transaction.

Provision for income taxes

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The effective tax rate for 2009 compared to 2008 decreased due to a decrease in the proportion of income earned through corporate entities compared to markets owned directly or through partnership entities, along with the impact from the integration of Alltel.

2008 Compared to 2007

Interest expense, net. Interest expense, net decreased by $90 million, or 35.9%, in 2008 compared to 2007, primarily caused by a decrease in the weighted average interest rate from 5.5% in 2007 to 3.2% in 2008 for borrowings from Verizon Communications and its affiliates, partially offset by a higher average debt level in 2008. The higher average debt level was primarily due to $9,363 million borrowed from Verizon Communications and its affiliates in connection with Auction 73 in the first half of 2008, and, to a lesser extent, borrowings in the second half of 2008 in connection with the Alltel Acquisition. Capitalized interest for 2008 was $329 million, primarily relating to the development of wireless licenses.

Interest income and other, net. Interest income and other, net in 2008 increased by $235 million compared to 2007. The increase was primarily attributable to $219 million of interest income from our investment in Alltel’s debt obligations, together with an increase in equity in income of unconsolidated entities.

Provision for income taxes. The decrease in the effective tax rate in 2008 compared to 2007 was mainly attributable to a decrease in the proportion of income earned through corporate entities compared to markets owned directly or through partnership entities.

Consolidated Financial Condition

	(dollars in millions)
Years Ended December 31,	2009	2008	2007
Net cash provided by operating activities	$21,928	$18,147	$16,158
Net cash used in investing activities	(12,062)	(22,079)	(7,023)
Net cash (used in) provided by financing activities	(18,486)	12,751	(9,110)

(Decrease) increase in cash	(8,620)	8,819	25

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

We are exposed to changes in interest rates, primarily on the portion of our debt that carries floating interest rates. As of December 31, 2009, a substantial portion of our outstanding debt consisted of floating rate indebtedness. Additionally, the interest rates on our outstanding borrowings under the three-year term facility could be affected by changes to our credit ratings. See “—Credit Ratings” below.

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities in 2009 increased by $3,781 million, or 20.8%, compared to 2008, primarily driven by an increase in operating income primarily due to the acquisition of Alltel. Partially offsetting the increase in net cash provided by operating activities were payments totaling $508 million to settle the acquired Alltel interest rate swaps, which are described below.

Net cash provided by operating activities in 2008 increased by $1,989 million, or 12.3%, compared to 2007, primarily due to increases in operating income, partially offset by changes in working capital.

Cash Flows Used In Investing Activities

Capital Expenditures

Capital expenditures continue to be our primary ongoing use of capital resources as they facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our wireless networks. We are directing our capital spending primarily toward increasing the capacity and expanding the footprint of our wireless network. We invested $7,152 million in capital expenditures, including capitalized software, in 2009, $6,510 million and $6,503 million in 2008 and 2007, respectively.

The increase in capital expenditures during 2009 was primarily due to the incremental capital spending on the acquired Alltel properties, continued investment in our wireless EV-DO networks, and funding the development of 4G technology (LTE).

Acquisitions

During 2009 and 2008, we invested $4,881 million and $15,043 million, respectively, in acquisitions of businesses, licenses and investments:

•	On January 9, 2009, we completed our acquisition of the equity of Alltel for cash consideration of $4,881 million, net of cash acquired from Alltel. See “—Recent Developments.”

•

On August 7, 2008, we completed our acquisition of Rural Cellular for cash consideration of $914 million, net of cash acquired from Rural Cellular and cash acquired after an exchange transaction with another carrier in December 2008 to complete the required divestiture of certain markets.

•	On June 10, 2008, in connection with the agreement to acquire Alltel, we purchased $4,985 million aggregate principal amount of debt obligations of Alltel for $4,766 million plus accrued interest.

•	During 2008, we were the winning bidder in the FCC auction of spectrum in the 700 MHz band and paid the FCC $9,363 million to acquire 109 licenses in the 700 MHz band.

Cash Flows (Used In) Provided by Financing Activities

During 2009, net cash used in financing activities was $18,486 million, compared with the net cash provided by financing activities of $12,751 million during 2008. During 2007, net cash used in financing activities was $9,110 million. Net cash used in financing activities during 2009, 2008 and 2007 primarily included net debt repayments and distributions to our Partners as described below. Proceeds from borrowings, net of discounts, during 2009 were $9,223 million compared to $10,324 million in 2008.

Our total debt increased by $4,532 million to $26,662 million during 2009. During 2009, we issued $9,250 million aggregate principal amount of fixed and floating rate debt with varying maturities and utilized a credit facility to complete the acquisition of Alltel as described below. The increase in debt at December 31, 2009 also reflects approximately $2,334 million of assumed Alltel debt owed to third parties. Partially offsetting the increase in total debt were debt repayments as described below.

During 2009, we raised capital to fund the acquisition of Alltel.

•

On January 9, 2009, the Partnership borrowed $12,350 million under a $17.0 billion credit facility (“Acquisition Bridge Facility”) in order to complete the acquisition of Alltel and repay a portion of the approximately $24 billion of Alltel debt assumed. The Partnership used cash generated from operations and the net proceeds from the sale of the notes in February, May and June 2009 described below to repay all of the borrowings under the Acquisition Bridge Facility. The Acquisition Bridge Facility has been paid in full and the commitments under the Acquisition Bridge Facility have been terminated.

•

In February 2009, the Partnership and Verizon Wireless Capital LLC co-issued $4,250 million aggregate principal amount of three- and five-year fixed rate notes in a private placement resulting in cash proceeds of $4,211 million, net of discounts and issuance costs.

•

In May 2009, the Partnership and Verizon Wireless Capital LLC co-issued $4,000 million aggregate principal amount of two-year fixed and floating rate notes in a private placement resulting in cash proceeds of approximately $3,989 million, net of discounts and issuance costs.

•

On June 25, 2009, we issued $1,000 million in aggregate principal amount of our floating rate Put/Call Notes due 2011. Commencing on December 27, 2009 and on each quarterly interest payment date thereafter, both the noteholders and we have the right to require settlement of all or a portion of these notes at par. Accordingly, the notes are classified as current maturities in the consolidated balance sheet. As of December 31, 2009, neither we nor the noteholders have exercised the right to require settlement on any portion of these notes.

•	On August 28, 2009, we repaid $444 million borrowings under the Three-Year Term facility, described below, reducing the outstanding borrowings to $3,996 million.

During November 2009, the Partnership and Verizon Wireless Capital LLC completed an exchange offer to exchange the privately placed debt issued in November 2008, as well as in February and May 2009, for new notes with similar terms, pursuant to the requirements of registration rights agreements.

During 2009, we repaid $4,360 million of the borrowings under our $9,363 million floating rate promissory note, payable to Verizon Financial Services LLC (“VFSL”), a wholly-owned subsidiary of Verizon Communications, with cash generated from operations. Through the date of this filing, we used cash from operations to repay $1,760 million of the borrowings under this note, reducing the outstanding borrowings under this note to $3,243 million. On March 12, 2010, we and VFSL amended certain provisions of this note to extend the term of this note to October 31, 2010. The amendment also requires the repayment of any unpaid principal, plus accrued interest, with the cash proceeds received from the sale of any Alltel Divestiture Markets within 5 business days of receipt of such cash proceeds. Amounts outstanding under the amended note will bear interest at a rate of LIBOR plus 1.10% for each interest period.

During 2009, we also used $1,931 million of cash generated from operations to repay all of the remaining borrowings under our $2,431 million floating rate note payable to VFSL that matured on August 1, 2009.

On July 30, 2009, we and VFSL amended certain provisions of our $9,000 million fixed rate promissory note that permits us to borrow, repay and re-borrow from time to time up to a stated maximum principal amount. The amendments included changing the maximum principal amount that we can borrow, repay and re-borrow from time to time to $750 million and extending the term to August 1, 2010. Amounts borrowed under this note bear interest at a rate of 5.8% per annum. This note provides daily liquidity, which has historically allowed us to maintain low cash balances.

In December 2008, we obtained cash proceeds of $2,410 million, net of discounts and issuance costs, from the issuance of €650 million of 7.625% notes due 2011, €500 million of 8.750% notes due 2015 and £600 million of 8.875% notes due 2018. In November 2008, we obtained proceeds of $3,451 million, net of discounts and issuance costs, from the issuance in a private placement of $1,250 million of 7.375% notes due November 2013 and $2,250 million of 8.500% notes due November 2018. These notes were used to fund the acquisition of Alltel.

On September 30, 2008, we and Verizon Wireless Capital LLC entered into a $4,440 million Three-Year Term Loan Facility Agreement (“Three-Year Term Facility”) with a maturity date of September 30, 2011. We borrowed $4,440 million under the Three-Year Term Facility in order to repay a portion of the 364-Day Credit Agreement as described below.

On June 5, 2008, we entered into a $7,550 million 364-Day Credit Agreement which included a $4,800 million term facility and a $2,750 million delayed draw facility. On June 10, 2008, we borrowed $4,795 million under the 364-Day Credit Agreement in order to purchase the Alltel debt obligations acquired in the second quarter of 2008 and, during the third quarter of 2008, borrowed $2,750 million under the delayed draw facility to complete the purchase of Rural Cellular and to repay Rural Cellular’s debt and pay fees and expenses incurred in connection therewith. During 2008, we repaid all the borrowings under the 364-Day Credit Agreement.

During 2007, we repaid $6,964 million of affiliate debt.

Other, net financing activities during 2009 included the buyout of non-controlling interests in partnerships acquired in the acquisition of Alltel. Other, net financing activities during 2009, 2008 and 2007 also included distributions to Partners in non-wholly-owned wireless partnerships.

Distributions

As required under the Partnership Agreement, we paid tax distributions of $3,138 million, $1,529 million and $1,918 million, respectively, to our Partners during 2009, 2008 and 2007. In addition to our quarterly tax distribution to our Partners, our Partners have directed us to make supplemental tax distributions to them, subject to our board of representatives’ right to reconsider these distributions based on significant changes in overall business and financial conditions. We made such supplemental tax distributions in the aggregate amount of $278 million each on August 14, 2009 and November 13, 2009, respectively, which are included in the total distributions paid during 2009. Three subsequent annual supplemental tax distributions in the amount of $667 million, comprised of $300 million to Vodafone and $367 million to Verizon Communications, in each of 2010, 2011 and 2012 will be paid in equal quarterly installments during each of those years on the same dates that the established regular quarterly tax distributions are made.

Additionally, in November 2008, we provided our Partners with the customary calculation of the aggregate tax distribution of $556 million for the quarter ending September 30, 2008. With respect to this tax distribution, however, Verizon Communications and Vodafone agreed to defer payment. On April 23, 2009, we made payment of the deferred distribution in full (without interest, premium or other adjustment) of the applicable amounts to our Partners, which is included in the total distributions paid in 2009.

On February 12, 2010, we paid tax distributions to our Partners of $867 million, including an aggregate tax distribution of $700 million for the quarter ended December 31, 2009 as well as the $167 million supplemental tax distribution as described above.

See Part III, Item 13, “Certain Relationships and Related Person Transactions, and Director Independence—Partnership Agreement—Distributions.”

Credit Ratings

The amount of cash that we need to service our debt substantially increased with the acquisition of Alltel. Our ability to make payments on our debt will depend largely upon our cash balances and future operating performance. The debt securities of Cellco Partnership continue to be accorded high ratings by the three primary rating agencies.

Standard & Poor’s (S&P) assigns an ‘A’ Corporate Credit Rating to Cellco Partnership with a Negative outlook. In January 2009 S&P affirmed this rating.

Moody’s Investors Service (Moody’s) assigns an ‘A2’ long-term debt rating to Cellco Partnership. In October 2009 Moody’s affirmed this rating and changed the outlook from Negative to Stable.

Fitch Ratings (Fitch) assigns an ‘A’ long-term Issuer Default Rating to Cellco Partnership with a Stable outlook. In May 2009 Fitch affirmed this rating.

While we do not presently anticipate a ratings downgrade, the three primary rating agencies have identified potential circumstances which they believe could result in a ratings downgrade for Cellco Partnership in the future, including sustained leverage levels as a result of: (i) diminished wireless operating performance as a result of a weakening economy and competitive pressures; and (ii) failure to achieve significant synergies in the Alltel integration. A downgrade in our credit rating, or that of Verizon Communications, would increase our cost of obtaining financing, and could affect the amounts of indebtedness and types of financing structures and debt that may be available to us. Additionally, the interest rate on our outstanding borrowings under the three-year term facility would be affected by changes to our credit ratings. Securities ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell, or hold securities. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

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

In addition, we are required to maintain on the last day of any period of four fiscal quarters a leverage ratio of debt to earnings before interest, taxes, depreciation, amortization and other adjustments (“EBITDA”), as defined in the three-year term facility, not in excess of 3.25 times based on the preceding twelve months. At December 31, 2009, the leverage ratio was 1.1 times.

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

As of December 31, 2009, we were in compliance with all of our debt covenants.

Increase (Decrease) In Cash and Cash Equivalents

Our Cash and cash equivalents at December 31, 2009 totaled $607 million, an $8,620 million decrease compared to Cash and cash equivalents at December 31, 2008 for the reasons discussed above. Our Cash and cash equivalents at December 31, 2008 totaled $9,227 million, an $8,819 million increase compared to Cash and cash equivalents of $408 million at December 31, 2007 for the reasons discussed above.

Off Balance Sheet Arrangements and Contractual Obligations

Contractual Obligations and Commercial Commitments

The following table provides a summary of our contractual obligations and commercial commitments at December 31, 2009. Additional detail about these items is included in the notes to the consolidated financial statements.

	Payments Due By Period
(Dollars in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations(1)(2)	$33,052	$9,074	$10,185	$6,192	$7,601
Operating lease obligations	9,427	1,377	2,248	1,573	4,229
Purchase obligations and other(3)	251	132	89	30	–

Total contractual obligations	$42,730	$10,583	$12,522	$7,795	$11,830

(1)	Debt payments in the table include principal and interest. We have estimated the amount of interest we are committed to pay in the future based on the interest rates as of December 31, 2009.

(2)	Includes current maturities of long-term debt.

(3)

We are not able to make a reliable estimate of when the unrecognized tax benefits balance, as determined under the accounting standard relating to the uncertainty in income taxes, of $506 million and related interest and penalties will be settled with the respective taxing authorities until issues or examinations are further developed. (See Note 9 to our consolidated financial statements.)

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any material off-balance sheet arrangements.

Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and foreign currency exchange rate fluctuations. We employ risk management strategies which may include the use of a variety of derivatives, including cross-currency swaps and interest rate swap agreements. We do not hold derivatives for trading purposes.

It is our general policy to enter into interest rate and foreign currency derivative transactions only to the extent necessary to achieve our desired objectives in limiting our exposure to the various market risks. Our objectives include maintaining a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. We do not hedge our market risk exposure in a manner that would completely eliminate the effect of changes in interest rates and foreign exchange rates on our earnings. We do not expect that our net income, liquidity nor cash flows will be materially affected by these risk management strategies.

Interest Rate Risk

Our primary market risk relates to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rate. As of December 31, 2009, we had approximately $11.3 billion of aggregate floating rate debt outstanding. A change in the interest rate of 1.0% would change annual interest expense by $113 million. The interest rates on our existing long-term debt obligations, with the exception of the three-year term facility, are unaffected by changes to our credit ratings.

Alltel Interest Rate Swaps

As a result of the acquisition of Alltel, we acquired seven interest rate swap agreements with a notional value of $9.5 billion that paid fixed and received variable rates based on three-month and one-month LIBOR with maturities ranging from 2009 to 2013. During the second quarter of 2009, we settled all of these agreements using cash generated from operations for a gain that was not significant. Changes in the fair value of these swaps were recorded in earnings through settlement.

Foreign Currency Risk

Cross Currency Swaps

During the fourth quarter of 2008, we entered into cross currency swaps designated as cash flow hedges to exchange approximately $2.4 billion of the net proceeds from the December 18, 2008 offering of British Pound Sterling and Euro denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as mitigate the impact of foreign currency transaction gains or losses. The fair value of the cross currency swaps were $315 million in an asset position as of December 31, 2009 and $64 million in an asset position and $59 million in a liability position as of December 31, 2008 and are included in Deferred charges and other assets, net and Other non-current liabilities, respectively, in the consolidated balance sheets. For the years ended December 31, 2009 and 2008, a pretax $310 million and $5 million gain, respectively on the cross currency swaps has been recognized in Other comprehensive income and $135 million and $58 million, respectively, was reclassified from Accumulated other comprehensive income to Interest income and other, net to offset the related pretax foreign-currency transaction loss on the underlying debt obligations.

Critical Accounting Estimates and Recent Accounting Standards

Critical Accounting Estimates

A summary of the critical accounting estimates used in preparing our financial statements is as follows:

•

Wireless licenses and Goodwill are a significant component of our consolidated assets. Both our wireless licenses and goodwill are treated as indefinite life intangible assets and, therefore, are not amortized but rather are tested for impairment annually in the fourth fiscal quarter, unless there are events or changes in circumstances during an interim period that indicates these assets may not be recoverable. Our annual impairment tests for 2009 for wireless licenses and for goodwill did not result in any impairment charges. We believe our estimates and assumptions are reasonable and represent appropriate marketplace considerations as of the valuation date. We do not believe that reasonably likely adverse changes in our assumptions and estimates would result in an impairment charge as of our latest impairment testing date. However, if there is a substantial and sustained adverse decline in our operating profitability we may have impairment charges in future years. Any such impairment charge could be material to our results of operations and financial condition.

Wireless Licenses

The carrying value of our wireless licenses was approximately $72.0 billion as of December 31, 2009. We aggregate our wireless licenses into one single unit of accounting for impairment testing purposes because we are a nationwide provider of wireless services and utilize our wireless licenses on an integrated basis as part of our nationwide wireless network. There are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our wireless licenses. Our impairment test consists of comparing the estimated fair value of our wireless licenses to their aggregated carrying amount as of the test date. If the estimated fair value of our wireless licenses is less than the aggregated carrying amount of the wireless licenses, then an impairment charge is recognized. Our annual impairment tests for 2009, 2008 and 2007 indicated that the fair value significantly exceeded the carrying value and, therefore, did not result in any impairment.

We estimate the fair value of our wireless licenses using a direct income-based valuation approach. This approach uses discounted cash flow analyses to estimate what a marketplace participant would be willing to pay to purchase the aggregated wireless licenses as of the valuation date. As a result, we are required to make significant estimates about future cash flows specifically associated with our wireless licenses, the appropriate discount rate based on the risk associated with those estimated cash flows, and the assumed terminal value growth rates. We consider current and expected future economic conditions, current and expected availability of wireless network technology and infrastructure and related equipment and the costs thereof, as well as other relevant factors in estimating future cash flows. The discount rate represents our estimate of the weighted average cost of capital (“WACC”), or expected return, that a marketplace participant would require as of the valuation date. We develop the discount rate based on our consideration of the cost of debt and equity of a group of guideline companies as of the valuation date. Accordingly, our discount rate incorporates our estimate of the expected return a marketplace participant would require as of the valuation date, including the risk premium associated with the current and expected economic conditions as of the valuation date. The terminal value growth rate represents our estimate of the marketplace’s long-term growth rate.

Goodwill

At December 31, 2009, the balance of our goodwill was approximately $17.3 billion, primarily as a result of our acquisition of Alltel. Determining whether an impairment has occurred requires the determination of fair value of each reporting unit. We have one reporting unit for purposes of goodwill impairment testing. The fair value of our reporting unit significantly exceeded its carrying value. Accordingly, our annual impairment tests for 2009 and 2008 did not result in an impairment.

The fair value of goodwill is calculated using an income approach, in the form of a discounted cash flow method. The discounted cash flow method is based on the present value of two components—projected cash flows and a terminal value. The terminal value represents the expected normalized future cash flows of the reporting unit beyond the cash flows from the discrete projection period. The fair value of the reporting unit is calculated based on the sum of the present value of the cash flows from the discrete period and the present value of the terminal value. The estimated cash flows are discounted using a rate that represents our WACC. In applying the discounted cash flow analysis, it is essential that the cash flows to be discounted are clearly defined, and a discount rate appropriate for the degree of risk inherent in the expected return (cash flows) is established.

•

Our plant, property and equipment, net balance represents an important component of our total assets. We depreciate our plant, property and equipment, net on a straight-line basis over the estimated useful lives of the assets. As a result of changes in our technology and/or other changes in circumstances, including industry conditions and competitive factors in the markets where we operate, we periodically evaluate the useful lives of our network assets. Changes in the remaining useful lives can have a significant impact on asset balances and depreciation expense. We estimate that a one-year increase in estimated useful lives of our plant, property and equipment would result in a decrease of approximately $720 million to our 2009 depreciation expense and that a one-year decrease would result in an increase of approximately $940 million to our 2009 depreciation expense.

Recent Accounting Standards

In June 2009, the accounting standard regarding the requirements of consolidation accounting for variable interest entities was updated to require an enterprise to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling interest in a variable interest entity. The adoption of this standard, effective January 1, 2010, is not expected to have a significant impact on our consolidated financial statements.

In September 2009, the accounting standard regarding revenue recognition for multiple deliverable arrangements was updated to require the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact this standard update will have on our consolidated financial statements.

In September 2009, the accounting standard regarding revenue recognition for arrangements that include software elements was updated to require tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. Early adoption is permitted only at the beginning of the company’s fiscal year. We are currently evaluating the impact this standard update will have on our consolidated financial statements.

Other Factors That May Affect Future Results

Recent Developments

Alltel Corporation

On June 5, 2008, we entered into an agreement and plan of merger with Alltel, a provider of wireless voice and advanced data services to consumer and business customers in 34 states, and its controlling stockholder, Atlantis Holdings LLC, an affiliate of private investment firms TPG Capital and GS Capital Partners, to acquire, in an all-cash merger, 100% of the equity of Alltel for cash consideration of $5.9 billion and the assumption of approximately $24 billion of aggregate principal amount of Alltel debt. We closed the acquisition on January 9, 2009.

As a condition of the regulatory approvals that were required to complete the acquisition of Alltel, we are required to divest the Alltel Divestiture Markets. These markets consist primarily of Alltel operations, but also include our pre-merger, Verizon Wireless-branded operations in four markets, as well as operations in southern Minnesota and western Kansas that were acquired from Rural Cellular.

On May 8, 2009, we entered into a definitive agreement with AT&T Mobility, pursuant to which AT&T Mobility agreed to acquire 79 of the 105 Alltel Divestiture Markets, including licenses and network assets, for approximately $2.4 billion in cash. On June 9, 2009, the Partnership entered into a definitive agreement with ATN, pursuant to which ATN agreed to acquire the remaining 26 Alltel Divestiture Markets that were not included in the transaction with AT&T Mobility, including licenses and network assets, for $200 million in cash. We expect to close both the AT&T and ATN transactions during the first half of 2010. Completion of each of the foregoing transactions is subject to receipt of regulatory approvals.

Cautionary Statement Concerning Forward-Looking Statements

In this annual report on Form 10-K we have made forward-looking statements. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words “anticipates,” “believes,” “estimates,” “hopes” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following important factors, along with those discussed elsewhere in this annual report, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

•	materially adverse changes in economic conditions in the markets served by us;

•	the effects of adverse conditions in the U.S. economy;

•	the effects of competition in our markets;

•	the effects of material changes in available technology;

•	any disruption of our suppliers’ provisioning of critical products or services;

•	the impact of natural or man-made disasters or existing or future litigation and any resulting financial impact not covered by insurance;

•	technology substitution;

•

an adverse change in the ratings afforded our debt securities, or those of Verizon Communications, by nationally accredited ratings organizations or adverse conditions in the credit markets impacting the cost, including interest rates, and/or availability of financing;

•

our ability to obtain sufficient financing to satisfy our substantial capital requirements, including to fund capital expenditures, debt service and distributions to our owners, and to refinance our existing debt;

•

any changes in the regulatory environments in which we operate, including any loss of or inability to renew wireless licenses, and the final results of federal and state regulatory proceedings and judicial review of those results;

•

changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings;

•	our ability to complete acquisitions and dispositions;

•	our ability to successfully integrate the Alltel business into our business and achieve the anticipated benefits of the acquisition;

•	the impact of continued unionization efforts with respect to our employees; and

•	the inability to implement our business strategies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information relating to market risk is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Market Risk.”

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements required by this Item are set forth on the pages indicated at Item 15, as incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this annual report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2009.

There were no changes in the registrant’s internal control over financial reporting during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information

In connection with our $9,363 million floating rate promissory note, payable to VFSL, on March 12, 2010, we and VFSL signed an amendment to extend the term of this note from March 31, 2010 to October 31, 2010. The amendment also requires the repayment of any unpaid principal, plus accrued interest, with the cash proceeds received from the sale of any Alltel Divestiture Markets within 5 business days of receipt of such cash proceeds. Amounts outstanding under the amended note will bear interest at a rate of LIBOR plus 1.10% for each interest period. Outstanding borrowings under this note on the date of this filing are $3,243 million. See Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence – Financing Arrangements.”

PART III Item 10. Directors, Executive Officers and Corporate Governance

The following table presents information regarding current members of our board of representatives and our executive officers.

Name	Age	Position
Ivan G. Seidenberg	63	Chairman of the Board of Representatives
Vittorio Colao	48	Representative
Marc C. Reed	51	Representative
John F. Killian	55	Representative
Andrew N. Halford	50	Representative
Stephen C. Pusey	48	Representative
Terry D. Kramer	50	Representative
Lowell C. McAdam	55	Representative, President and Chief Executive Officer
Daniel S. Mead	56	Representative, Executive Vice President and Chief Operating Officer
John G. Stratton	48	Executive Vice President and Chief Marketing Officer
Anthony J. Melone	49	Senior Vice President and Chief Technical Officer
Roger Gurnani	49	Senior Vice President—Product Development
John Townsend	47	Vice President and Chief Financial Officer
Ajay Waghray	48	Vice President—Information Systems and Chief Information Officer
Martha Delehanty	44	Vice President—Human Resources
Steven E. Zipperstein	50	Vice President—Legal & External Affairs, General Counsel and Secretary
James J. Gerace	46	Vice President—Corporate Communications
Margaret P. Feldman	52	Vice President—Business Development

Our board of representatives does not have a nominating committee. Pursuant to our Partnership Agreement Verizon Communications has the right to appoint five members to our board of representatives and Vodafone has the right to appoint four members. See “–Director Independence” and Part III, Item 13, “Certain Relationships and Related Transactions–Partnership Agreement–Partnership Governance.” Each of our owners has the right to remove any member appointed by it in its discretion. Each of our owners has appointed individuals who hold senior leadership positions within their respective companies to serve as members of our board of representatives.

Ivan G. Seidenberg has been Chairman of the board of representatives of Verizon Wireless since 2000. He has served as Chairman and Chief Executive Officer for Verizon Communications, our parent, since 2004. From 2002 to 2004, he was Verizon Communications’ President and Chief Executive Officer. In the past five years, Mr. Seidenberg has also served as a director of Honeywell International Inc. and Wyeth.

Vittorio Colao has been a member of our board of representatives since July 2008. He has served as Chief Executive for Vodafone Group Plc, our parent, since July 2008. From 2006 to 2008, he served as Chief Executive Officer, Europe and Deputy Chief Executive of Vodafone Group Plc. From 2004 to 2006, he served as Chief Executive Officer of RCS Media Group in Milan. He is a member of the board of directors for both Vodafone Group Plc and Vodafone Essar Limited.

Marc C. Reed has been a member of our board of representatives since 2007. He has served as Executive Vice President—Human Resources for Verizon Communications, our parent, since 2004. From 2000 to 2004, he served as Verizon Wireless’ Vice President—Human Resources.

John F. Killian has been a member of our board of representatives since April 2009. He has served as Executive Vice President and Chief Financial Officer for Verizon Communications, our parent, since March 2009. From 2005 to 2009, he served as the President—Verizon Business. From 2003 to 2005, he served as Senior Vice President and Chief Financial Officer—Verizon Telecom. He serves on the board of directors of ConEdison, Inc.

Andrew N. Halford has been a member of our board of representatives since 2005. He has served as Chief Financial Officer for Vodafone Group Plc, our parent, since July 2005. From 2002 to 2005, he served as Verizon Wireless’ Vice President and Chief Financial Officer. He is a member of the board of directors of Vodafone Group Plc and Vodafone Essar Limited.

Stephen C. Pusey has been a member of our board of representatives since January 2009. He has served as Global Chief Technology Officer for Vodafone Group Plc, our parent, since 2006. Prior to joining Vodafone in 2006, Mr. Pusey was President of Europe and Asia for Nortel from 2001 to 2005.

Terry D. Kramer has been a member of our board of representatives since December 2008. In August 2009, he became Regional President-Vodafone Americas for Vodafone Group Plc, our parent. In September 2008, Mr. Kramer was named Vodafone Group Plc’s Strategy and Business Improvement Director. He became Vodafone’s Group Human Resources Director and Chief of Staff of Vodafone in 2006. Prior to joining Vodafone in 2005, Mr. Kramer was Chief Executive Officer of Q Comm International from 2003 to 2005, and prior to that held various positions at PacTel/AirTouch Communications.

Lowell C. McAdam has been a member of our board of representatives since 2003. He has served as President and Chief Executive Officer for Verizon Wireless since 2007. From 2000 to 2007, he served as Verizon Wireless’ Executive Vice President and Chief Operating Officer.

Daniel S. Mead has been a member of our board of representatives since November 2009. He has served as Executive Vice President and Chief Operating Officer for Verizon Wireless since October 2009. From January 2009 to October 2009, he served as President—Verizon Telecom. From 2005 to 2009, he served as President—Verizon Services Operations. From 2001 to 2005, he served as Verizon Wireless’ President for the Midwest Area.

John G. Stratton has served as Executive Vice President and Chief Marketing Officer for Verizon Wireless since October 2009. From 2007 to 2009, he served as Executive Vice President and Chief Marketing Officer for Verizon Communications. From 2001 to 2007, he served as Verizon Wireless’ Vice President and Chief Marketing Officer.

Anthony J. Melone has served as Senior Vice President and Chief Technical Officer for Verizon Wireless since 2007. From 2000 to 2007, he served consecutively as Verizon Wireless’ Staff Vice President—Network Planning and Administration and Staff Vice President – Network Operations Support.

Roger Gurnani has served as Senior Vice President—Product Development for Verizon Wireless since April 2009. From 2008 to 2009, he served as Senior Vice President of Network Product Integration for Verizon Communications. From 2005 to 2008, he served as West Area President of Verizon Wireless. From 2000 to 2005, he served as Verizon Wireless’ Vice President and Chief Information Officer.

John Townsend has served as Vice President and Chief Financial Officer for Verizon Wireless since January 2005. From 1993 to 2005, Mr. Townsend held a number of senior positions within the Vodafone Group, including Chief Financial Officer of Europolitan Holdings AB in Sweden, Chief Financial Officer of Vodafone Australia and Financial Director of Vodafone UK.

Ajay Waghray has served as Vice President and Chief Information Officer for Verizon Wireless since 2007. From 2000 to 2007, he served as Verizon Wireless’ Chief Information Officer for the Midwest Area and Vice President of Information Technology.

Martha Delehanty has served as Vice President—Human Resources for Verizon Wireless since 2004. From 2000 to 2004, she served as Verizon Wireless’ Executive Director—Employee Relations.

Steven E. Zipperstein has served as Vice President—Legal and External Affairs, General Counsel and Secretary for Verizon Wireless since 2004. From 2000 to 2004, Mr. Zipperstein served as Senior Vice President and Deputy General Counsel at Verizon Communications.

James J. Gerace has served as Vice President—Corporate Communications for Verizon Wireless since 2000.

Margaret P. Feldman has served as Vice President—Business Development for Verizon Wireless since 2001.

Code of Ethics

Verizon Wireless has adopted a code of ethics, as that term is defined in Item 406(b) of Regulation S-K, which applies to our Chief Executive Officer and our Chief Financial Officer, who is also our Chief Accounting Officer. A copy of this code may be found on our website at aboutus.vzw.com/pdfs/Code_of_Conduct.pdf. We will post any amendments to, or any waiver granted to any executive officer under, this code on our website.

Director Independence

Though not formally considered by our board of representatives because all of our partnership interests are held by subsidiaries of Verizon Communications and Vodafone, we do not believe that any of our representatives would be considered “independent” under the listing standards of the New York Stock Exchange.

Audit Committee

The audit committee of the board of representatives of Verizon Wireless is comprised of Mr. Halford and Mr. Killian. The board of representatives of Verizon Wireless has determined that both members of the audit committee are audit committee financial experts, as that term is defined in Item 407(d)(5) of Regulation S-K.

Item 11. Executive Compensation

As described above, we are a partnership which is owned 55% by subsidiaries of Verizon Communications and 45% by subsidiaries of Vodafone. Our ownership structure affects the manner in which our compensation decisions are made with respect to our executives, including our named executive officers. The Human Resources Committee of our Board of Representatives (“Verizon Wireless Committee”) is comprised of one employee of Verizon Communications and one employee of Vodafone. The current Verizon Wireless Committee members are Marc C. Reed, Executive Vice President-Human Resources for Verizon Communications and Terry Kramer, Regional President—Vodafone Americas.

During 2009, our named executive officers were:

Lowell C. McAdam	President and Chief Executive Officer
John Townsend	Vice President and Chief Financial Officer
Daniel S. Mead	Executive Vice President and Chief Operating Officer
John G. Stratton	Executive Vice President and Chief Marketing Officer
Steven E. Zipperstein	Vice President-Legal & External Affairs, General Counsel and Secretary
Jack D. Plating	Former Executive Vice President and Chief Operating Officer

Our Chief Executive Officer, Mr. McAdam, is also an executive officer of Verizon Communications. Mr. McAdam participates in Verizon Communications’ compensation and benefit plans, which are governed and administered by the Human Resources Committee of the Board of Directors of Verizon Communications (the “Verizon Committee”). We reimburse Verizon Communications for the expenses associated with Mr. McAdam’s compensation, with any cash compensation reimbursed on a dollar for dollar basis.

The Verizon Committee has retained Pearl Meyer & Partners as its consultant and for the purposes of this disclosure we refer to the Verizon Committee’s compensation consultant as the Consultant. The Verizon Wireless Committee does not retain an independent consultant.

Our Chief Operating Officer, Mr. Mead and our Chief Marketing Officer, Mr. Stratton, were employees of Verizon Communications until October 4, 2009. Effective October 5, 2009, Mr. Mead was appointed as the Executive Vice President and Chief Operating Officer of Verizon Wireless and Mr. Stratton was appointed as the Executive Vice President and Chief Marketing Officer of Verizon Wireless.

Our Chief Financial Officer, Mr. Townsend, is an employee of Vodafone. Mr. Townsend became our Chief Financial Officer in 2005 pursuant to a secondment agreement with Vodafone. All of Mr. Townsend’s compensation and benefits are determined and provided by Vodafone. We reimburse Vodafone for the compensation payable to Mr. Townsend, and pay Vodafone certain administrative fees in connection with this arrangement.

Mr. Plating ceased to serve as Executive Vice President and Chief Operating Officer of Verizon Wireless on October 5, 2009 and retired from the Company on December 31, 2009.

The Verizon Wireless Committee establishes and administers the compensation and benefit plans (other than the Verizon Communications Inc. Long-Term Incentive Plan) for our executive officers other than Messrs. McAdam and Townsend.

The sections below include explanations of the material elements of the compensation programs and compensation decisions made with respect to (i) Mr. McAdam (pages 42-51), (ii) Messrs. Mead, Stratton, Zipperstein and Plating (pages 52-56), and (iii) Mr. Townsend (pages 56-58).

Compensation for Lowell McAdam—Determined by the Verizon Committee

In this section, references to Verizon Communications’ named executive officers are references to the six named executive officers appearing in Verizon Communications’ proxy statement for its 2010 Annual Meeting of Shareholders. This disclosure is provided below to describe the compensation decisions with respect to Mr. McAdam, who is an Executive Vice President of Verizon Communications and is one of its named executive officers, and the operation of the Verizon Communications Long-Term Incentive Plan, in which all of our executive officers other than Mr. Townsend participate. Because they were officers of Verizon Communications through October 4, 2009, 77% of the 2009 short-term incentive awards for Messrs. Mead and Stratton were also payable pursuant to the Verizon Communications Short-Term Plan.

Compensation Objectives

Align Executives’ and Shareholders’ Interests and Promote Short-Term Performance and Long-Term Growth

To promote a performance-based culture that links the interests of management and shareholders, the Verizon Committee has developed a compensation program that focuses extensively on variable, performance-based compensation. The largest portion of compensation is based on performance against challenging pre-established metrics and the smallest portion is based on fixed compensation (base salary). In addition, the program does not include such fixed compensation elements as guaranteed defined benefit pension and supplemental pension benefits.

In establishing the performance objectives used in Verizon Communications’ pay-for-performance program, the Verizon Committee balances the importance of meeting Verizon Communications’ short-term business goals with the need to create shareholder value over the longer term. To ensure that the interests of Verizon Communications executives remain closely aligned with the interests of its shareholders, target long-term compensation opportunities represent more than three times the target compensation opportunities related to short-term performance.

To motivate executives to achieve short- and long-term goals, the Verizon Committee has established incentive awards that are earned based on Verizon Communications’ performance over one- and three-year periods. After considering a variety of data, including the practices of its peers, trends and input from large institutional investors, the Verizon Committee determined that Verizon Communications’ short-term compensation opportunities should continue to be based upon Verizon Communications’ stand-alone performance against absolute goals, while Verizon Communications’ long-term compensation opportunities should continue to be based upon Verizon Communications’ performance relative to peer companies. This practice is generally consistent with the compensation practices of the Related Dow Peers, which are described on pages 43 to 44.

When reviewing the compensation program and the performance metrics, the Verizon Committee considers the impact of the compensation program on Verizon Communications’ risk profile. The Verizon Committee believes that the Verizon Communications compensation program has been structured to provide strong incentives for executives to appropriately balance risk and reward consistent with Verizon Communications’ enterprise business risk management efforts.

Attract, Retain and Motivate High-Performing Executives

In order to attract, retain and motivate executives, Verizon Communications’ compensation program features:

•

Compensation opportunities that are competitive with Verizon Communications’ peer companies. The Verizon Committee generally references the 50 th percentile of the Related Dow Peers for total compensation opportunity. However, depending on tenure, overall level of responsibility and performance of a particular executive, the total compensation opportunity may be above or below the 50th percentile. The Verizon Committee believes that this is an appropriate targeted level of compensation opportunity because of Verizon Communications’ emphasis on performance-based incentive pay, Verizon Communications’ size relative to the Related Dow Peers and the elimination of certain fixed pay elements, including guaranteed defined benefit pension and supplemental pension benefits. Actual total compensation may fall above or below the targeted percentile based on annual and long-term performance.

•	Three-year long-term performance cycles that encourage high-performing executives to remain with the company.

Elements of Compensation

In setting total compensation at competitive levels, the Verizon Committee determines the appropriate balance between:

•	Fixed and variable pay elements;

•	Short- and long-term pay elements; and

•	Cash and equity-based pay elements.

The following table illustrates the elements of Verizon Communications’ compensation program and the Verizon Committee’s weighting of each.

Pay Element	Primary Objective	% of Targeted Compensation Opportunity (Approximate)
Base salary	Attract and compensate high-performing and experienced executives	10%
Annual incentive opportunity	Motivate executives to achieve challenging short-term performance measures	20%
Long-term incentive opportunity	Align executives’ interests with those of shareholders to grow long-term value and retain executives	70%

The Verizon Communications named executive officers are eligible to receive medical, disability and savings plan benefits that are generally provided to all management employees. They are also eligible for certain executive life insurance, financial planning and corporate transportation benefits, which are provided in order to attract and retain high-performing executives and to minimize any risks to the executives’ safety and security.

Role of Benchmarking and the Related Dow Peers

In order to determine whether the compensation opportunities for executives are appropriate and competitive, the Verizon Committee compares each named executive officer’s total compensation opportunity to the total compensation opportunities for executives in comparable positions at peer companies. The Verizon Committee uses a single peer group that includes the 29 companies (other than Verizon Communications) in the Dow Jones Industrial Average, plus Verizon Communications’ four largest competitors that are not included in the Dow Jones Industrial Average. This group is referred to as the Related Dow Peers. This peer group is self-adjusting so that changes in the companies included in the Dow Jones Industrial Average are also reflected in the Related Dow Peers. For example, during 2009, The Travelers Companies and Cisco Systems replaced General Motors and Citigroup in the Related Dow Peers as a result of changes in the Dow Jones Industrial Average.

In the Verizon Committee’s view, the Related Dow Peers represent Verizon Communications’ primary competitors for executive talent and investor dollars. The Verizon Committee believes that this group of companies, which is reflected in an established and recognizable index that includes both similarly-sized companies and Verizon Communications’ largest industry competitors, provides a consistent measure of Verizon Communications’ performance and makes it easier for shareholders to evaluate, monitor and understand Verizon Communications’ compensation program. Accordingly, the Verizon Committee determined that it was appropriate to benchmark both total compensation opportunities and Verizon Communications’ relative stock performance under its long-term incentive plan against the Related Dow Peers.

The following chart lists the companies included in the Related Dow Peers as of December 31, 2009. It shows their market capitalization as of December 31, 2009, as reported by Bloomberg, and net income attributable to the company, revenue and total employees, as of each company’s 2009 fiscal year-end as reported in SEC filings.

RELATED DOW PEERS

Company	Market Capitalization ($ Millions)	Net Income Attributable to the Company ($ Millions)	Revenue ($ Millions)	Total Employees
3M	58,527	3,193	23,123	74,835
ALCOA	15,707	(1,151)	18,439	59,000
AMERICAN EXPRESS	48,185	2,130	26,730	58,300
AT&T	165,405	12,535	123,018	282,720
BANK OF AMERICA	149,648	6,276	153,286	284,000
BOEING	39,331	1,312	68,281	157,100
CATERPILLAR	35,489	895	32,396	93,813
CHEVRON	154,463	10,483	167,402	64,000
CISCO SYSTEMS	137,717	6,134	36,117	65,550
COCA-COLA	132,079	6,824	30,990	92,800
COMCAST	47,460	3,638	35,756	107,000
DU PONT (E.I.)	30,429	1,755	26,109	58,000
EXXON MOBIL	323,717	19,280	301,500	80,700
GENERAL ELECTRIC	161,097	11,025	155,777	304,000
HEWLETT-PACKARD	121,778	7,660	114,552	304,000
HOME DEPOT	49,193	2,661	66,176	300,000
INTEL	112,649	4,369	35,127	79,800
IBM	171,951	13,425	95,758	399,409
JOHNSON & JOHNSON	177,714	12,266	61,897	115,500
JP MORGAN CHASE	171,053	11,728	115,632	222,316
KRAFT FOODS	40,157	3,021	40,386	97,000
MCDONALD’S	67,384	4,551	22,745	385,000
MERCK	111,611	12,901	27,428	100,000
MICROSOFT	270,636	14,569	58,437	93,000
PFIZER	146,785	8,635	50,009	116,500
PROCTER & GAMBLE	177,145	13,436	79,029	135,000
QWEST	7,269	662	12,311	30,138
SPRINT NEXTEL	10,741	(2,436)	32,260	40,000
TIME WARNER	34,023	2,468	25,785	31,000
TRAVELERS	27,242	3,622	24,680	32,000
UTC	65,075	3,829	52,920	206,700
WAL-MART	203,654	13,400	405,607	2,100,000
WALT DISNEY	60,147	3,307	36,149	144,000
VERIZON	94,111	3,651	107,808	222,927
VERIZON’S Ranking	18	20	9	9
VERIZON’S Percentile Ranking	50.0%	44.1%	76.5%	76.5%

2009 Annual Base Salary

The Verizon Committee determines an executive’s base salary after reviewing the competitive pay practices of the Related Dow Peers for comparable positions, considering the scope of the executive’s responsibility and experience and discussing it with the Consultant. In particular, the Committee focuses on how base salary levels may impact the market competitiveness of an executive’s total compensation opportunity. The Verizon Committee also discusses its assessment of the other named executive officers with the Verizon Communications CEO. For 2009, the Verizon Committee determined that the data supported maintaining Mr. McAdam’s base salary at the same level as the prior year.

2009 Short-Term Incentive Compensation

The Verizon Communications Short-Term Incentive Plan, which is referred to as the Short-Term Plan, motivates executives to achieve challenging short-term performance goals. Each year, the Verizon Committee establishes the potential value of the opportunities under the Short-Term Plan, as well as the performance targets to achieve these opportunities.

The Verizon Committee sets the value of the Short-Term Plan award opportunity as a percentage of an executive’s base salary. The applicable percentage for Mr. McAdam is based on the scope of his responsibility and on the competitive pay practices of the Related Dow Peers for comparable positions. These award opportunities are established at threshold, target and maximum levels, each of which is dependent on achieving different performance measures. The Short-Term Plan award opportunities for Mr. McAdam are shown in the Grants of Plan-Based Awards table on page 61.

The 2009 target Short-Term Plan award opportunity for Mr. McAdam was $928,125, which is the same target level established in 2008.

Whether, and the extent to which, the Verizon Communications named executive officers earn the targeted Short-Term Plan award is determined based on whether Verizon Communications achieves performance measures established by the Verizon Committee.

Determination of Annual Performance Measures

The Verizon Committee reviews and establishes the performance measures for the Short-Term Plan on an annual basis to ensure that the program design appropriately motivates executives to achieve challenging financial and operational performance goals.

In the first quarter of 2009, the Verizon Committee reviewed and approved the following annual financial and operating performance measures for all of Verizon Communications’ corporate executives, including its named executive officers, and ascribed to each the weighting shown below.

Performance Measure	% of Total Award at Target
Adjusted EPS	50%
Revenue	35%
Free Cash Flow	10%
Diversity	5%

The Verizon Committee believes that shareholders and the investment community primarily evaluate Verizon Communications based on its consolidated performance. Accordingly, the Verizon Committee based the Short-Term Plan award opportunities for all corporate executive officers, including the named executive officers, on three company-wide financial performance measures, as determined by specific goals for adjusted EPS, revenue and free cash flow. Using these measures provides balance within the Short-Term Plan because executives can only achieve a maximum total award when there is significant profitability, significant revenue and significant free cash flow. The Verizon Committee also recognized that the executives must successfully manage the challenges for each business segment to create revenue, segment operating earnings and free cash flow in order to achieve the overall Verizon Communications performance goals.

Adjusted EPS. The Verizon Committee views adjusted EPS as an important indicator of Verizon Communications’ success. The Verizon Committee has selected adjusted EPS as one of the performance measures under the Short-Term Plan because it is broadly used and recognized by investors as a significant indicator of Verizon Communications’ ongoing operational performance. Adjusted EPS excludes non-recurring and non-operational items, such as impairments and gains and losses from discontinued operations, business combinations, changes in accounting principles, extraordinary items and restructurings. As a result, adjusted EPS is not positively or negatively impacted from period to period by these types of items, so it better reflects the relative success of Verizon Communications’ ongoing business.

In setting the adjusted EPS target for 2009 and in evaluating Verizon Communications’ success in meeting that target, the Verizon Committee took into account that Verizon Communications’ stock repurchases were within the limits of the stock repurchase plan approved by the Board of Directors of Verizon Communications at the time the adjusted EPS target was established.

In addition, the Verizon Committee’s policy requires the exclusion of the effect of any net impact from pension income and other postretirement benefit costs. For 2009, the Verizon Committee reviewed the net impact of pension and postretirement benefit costs on adjusted EPS and determined the adjusted EPS measure for compensation purposes after excluding the impact of any net cost from pension and other postretirement benefit costs.

Revenue. The Verizon Committee also views achievement of consolidated total revenue goals as another important indicator of Verizon Communications’ success in managing its capital investments. This measure reflects the level of penetration of products and services in key markets.

Free Cash Flow. The Verizon Committee views consolidated free cash flow as another important indicator of Verizon Communications’ success in delivering shareholder value because investors often consider free cash flow as part of their equity valuation models. Free cash flow is determined by subtracting capital expenditures from cash flow from operations. The Verizon Committee introduced free cash flow as a performance measure for 2009 and will continue to regularly evaluate the most appropriate mix and balance of financial measures. The Verizon Committee believes that this type of cash flow measure is relevant for Verizon Communications because it is an indication of the amount of cash that Verizon Communications has available to return to shareholders in the form of dividends and to reduce its outstanding debt – an important financial goal.

Diversity. Verizon Communications is committed to promoting diversity among its employees and to recognizing and encouraging the contribution of diverse business partners to Verizon Communications’ success. To reflect that important commitment, the 2009 performance measures also include a diversity measure.

The value of the Short-Term Plan award opportunity for each performance measure varies depending on Verizon Communications’ performance with respect to that measure. For each measure, (i) if performance exceeds the target performance range, the value of the opportunity for that measure will be greater than the target opportunity but not above the maximum award opportunity for that measure; (ii) if performance is below the target range but exceeds the threshold performance, the value of the opportunity for that measure will be between the target and threshold values for that measure; and (iii) if performance is below the threshold performance, no value will be paid with respect to that measure. The Verizon Committee also has the discretion to modify awards based on other factors that it deems appropriate. If Verizon Communications’ performance is below the threshold for all of the performance measures, no award will be paid under the Short-Term Plan for that year.

In addition, under the Short-Term Plan no awards may be paid if Verizon Communications’ return on equity for the plan year, calculated based on adjusted net income, does not exceed 8%, even if some or all of the performance measures are achieved.

The Verizon Committee believes that these performance measures are appropriate to motivate Verizon Communications’ executives to achieve outstanding short-term results and to build long-term value for shareholders.

2009 Annual Performance Measures

The 2009 performance measures for the Verizon Communications named executive officers are shown below:

•	An Adjusted EPS target range of $2.45-$2.52;

•	A consolidated total revenue target range of $106.8 billion to $108.7 billion;

•	A consolidated free cash flow target range of $6.7 billion to $8.2 billion; and

•

A diversity target of (i) having 50% of new hires and promotions at and above the manager level consist of minority and female candidates, and (ii) directing at least $304 to $308 million in supplier spending at the corporate level to minority- and female-owned or operated firms.

2009 Verizon Communications Results and Annual Performance Awards

Despite a recessionary economy, Verizon Communications reported generally strong 2009 results. However, adjusted EPS was below the target performance measure range. Verizon’s 2009 performance results included:

•	Return on equity of 15.7%[1];

•

Adjusted EPS of $2.40[1], which, after considering the net impact of pension and other postretirement benefit costs, for compensation purposes was 1.6% lower than the bottom of the target performance measure range as described above;

•	Consolidated total revenue of $107.8 billion, or within the target performance measure range as described above;

•	Consolidated free cash flow of $14.5 billion, or 76.8% higher than the top of the target performance measure range as described above; and

•	112% of the diversity measure for new hires and promotions and 110% of the diversity supplier spending measure.

[1]	For 2009, adjusted net income and adjusted EPS exclude the following items:

•	Merger integration and acquisition costs;

•	Access line spin-off and other charges; and

•	Severance, pension and benefit charges

A detailed description of the nature and amount of these items may be found in Verizon Communications’ Current Report on Form 8-K filed with the SEC on January 26, 2010.

In addition to considering Verizon Communications’ performance against the pre-established performance measures, the Verizon Committee considered that Verizon Communications did not achieve its adjusted EPS target notwithstanding the significant investments Verizon Communications made in its strategic growth areas in 2009 and the cost reduction initiatives it undertook in 2009, that Verizon Communications’ revenue growth slowed significantly from the first half of 2009 to the second half of 2009 and that Verizon Communications’ performance was affected by unanticipated events.

After considering the level of performance described above, the Verizon Committee approved payment of Short-Term Plan awards at 75% of the target level. Based on this determination, Mr. McAdam’s Short-Term Plan award was $696,094.

Long-Term Incentive Compensation

The Verizon Communications Long-Term Incentive Plan, which is referred to as the Long-Term Plan, rewards participants for the creation of long-term shareholder value over a three-year period. In considering the appropriate duration of the performance cycle under the Long-Term Plan, the Verizon Committee believes that it is important to establish a period that is longer than one year in order to meaningfully evaluate the performance of long-term strategies and the effect on value returned to shareholders. The Verizon Committee determined that a three-year performance cycle for the Long-Term Plan awards was appropriate. For each performance cycle, the Verizon Committee establishes target award opportunities that are set as a percentage of base salary.

Currently, long-term incentive awards consist of Performance Stock Units, referred to as PSUs, and Restricted Stock Units, referred to as RSUs. The 2009 PSU and RSU grants are payable in cash so that the number of Verizon Communications shares outstanding does not increase when they are paid and accordingly, there is no equity dilution to Verizon Communications’ shareholders. In determining whether Long-Term Plan awards should be payable in shares or cash, the Verizon Committee regularly considers the alignment of executive’s interests with those of Verizon’s shareholders, the potential impact on shareholder dilution and cash flow concerns.

The value of each PSU is equal to the value of one share of Verizon Communications common stock and accrues dividend equivalents that are deemed to be reinvested in PSUs. The dividend equivalents are only paid to the extent that PSUs are vested and earned. The Verizon Committee determines an executive’s compensation opportunity by assuming that he or she will earn 100% of the PSUs initially awarded in any performance cycle. However, the number of PSUs that are actually earned and paid is determined based on Verizon Communications’ total shareholder return (TSR) as compared to a designated peer group over the three-year performance cycle. The final value of each PSU is based on the closing price of Verizon Communications’ stock on the last trading day of the year that the performance cycle ends. As a result, awarding PSUs provides a strong incentive to senior management to outperform other major companies that are viewed as alternatives to an investment in Verizon Communications.

On the date of the award, the Verizon Committee also establishes the number of RSUs that may be earned over an award cycle. The value of each RSU is equal to the value of one share of Verizon Communications common stock and accrues dividend equivalents that are deemed to be reinvested in RSUs. The dividend equivalents are only paid to the extent that RSUs are vested and earned. The 2009 RSU awards are payable at the end of the three-year award cycle based on Verizon Communications’ closing stock price on the last trading day of the year that the award cycle ends and provide a retention-oriented award linked with Verizon Communications’ stock price.

2009 Long-Term Plan Award Opportunities

For 2009, Mr. McAdam received 60% of his 2009 Long-Term Plan award opportunity in the form of PSUs and 40% in the form of RSUs. This allocation reflects the Verizon Committee’s focus on encouraging both outstanding relative TSR performance and the retention of the Verizon Communications’ highly-qualified senior management team.

The Verizon Committee generally establishes an executive’s Long-Term Plan award opportunity as a percentage of the executive’s base salary. The target for Mr. McAdam, which has not changed since 2006, was 525%. However, in consideration of the overall economic conditions, the Verizon Committee reduced the target value of the 2009 Long-Term Plan grants by approximately 15%.

The following table shows the awards granted to Mr. McAdam during 2009 in connection with his annual long-term incentive compensation opportunity. A description of the 2009 PSU awards, including the performance requirements, follows the table.

		Award Mix at Target
Named Executive Officer	2009 Target Award Value in Total	PSUs	RSUs
Mr. McAdam	$3,656,404	60%	40%

Terms of 2009 PSU Awards

The following table shows the percentage of PSUs that were originally awarded for the 2009-2011 performance cycle that can be earned based on a range of relative TSR positioning compared with the companies in the Related Dow Peers.

Verizon Communications’ Relative TSR Ranking Among the Companies in the Related Dow Peers	Percentage of Awarded PSUs that will be Earned	Performance Level
1 – 4	200%	Maximum
5 – 8	175%	Above Target, Below Maximum
9 – 12	150%
13 – 16	100%	Target
17 – 21	75%	Below Target, Above Threshold
22 – 25	50%	Threshold
26 – 34	0%	Below Threshold

Verizon Communications’ TSR during the three-year performance cycle must rank at least 16th, or above the median, among the members of the Related Dow Peers in order to earn 100% of the target number of PSUs. Similarly, the maximum number of PSUs (200% of target) can only be earned if Verizon Communications’ TSR during the three-year performance cycle ranks among the top four companies in the Related Dow Peers. If Verizon Communications’ TSR during the three-year performance cycle falls below approximately the 25th percentile of the companies in the Related Dow Peers, none of the PSUs will be earned.

Terms of 2007 PSU Awards Earned in 2009

With respect to the PSUs awarded in 2007, the Verizon Committee determined the number of PSUs a participant earned based on Verizon Communications’ TSR for the 2007-2009 three-year performance cycle relative to the TSRs of:

•	The companies in a telecommunications industry peer group shown below, referred to as the Industry Peers (60% weight); and

•	The companies in the S&P 500 Index (40% weight).

For PSUs awarded prior to the 2008–2010 award cycle, including the 2007 PSU awards, the Verizon Committee compared Verizon Communications’ stock performance to the Industry Peers to determine a portion of the award. The Industry Peers were selected because they are companies that compete directly with Verizon Communications for customers and are generally affected by similar market and regulatory conditions. The Verizon Committee based the remainder of the award on Verizon Communications’ TSR performance compared to the companies in the S&P 500 Index in order to approximate the value of Verizon Communications’ performance compared to a common investment alternative for shareholders.

The following chart shows the Industry Peers as of December 31, 2009. The Industry Peers include companies in Verizon Communications’ industry sector (regardless of size) that provide wireline, wireless and broadband communications services.

INDUSTRY PEERS

AT&T	Comcast	Qwest
Cablevision	Frontier Communications	Sprint Nextel
CenturyTel	Level 3 Communications	Time Warner
Charter Communications

The following table illustrates the percentages of the PSUs initially awarded for the 2007-2009 performance cycle that could potentially be earned based on a range of relative TSR performance.

		Verizon Communications’ Relative TSR Position Compared to S&P 500
		less than 20th percentile	20th percentile	50th percentile	55th percentile	75th percentile	100th percentile
Verizon Communications’ Relative TSR Position Compared to Industry Peers	less than 20th percentile	0%	16%	40%	44%	60%	80%
	20th percentile	18%	34%	58%	62%	78%	98%
	50th percentile	45%	61%	85%	89%	105%	125%
	55th percentile	60%	76%	100%	104%	120%	140%
	75th percentile	90%	106%	130%	134%	150%	170%
	100th percentile	120%	136%	160%	164%	180%	200%

As the chart illustrates, the target award is payable if Verizon Communications’ results are at the 55th percentile when compared to the Industry Peers and the 50th percentile when compared to the companies in the S&P 500 Index.

2007 PSUs Earned by the Named Executive Officers and All Other Plan Participants. Over the three-year performance cycle ending on December 31, 2009, Verizon Communications’ TSR ranked in the 70th percentile when compared to the Industry Peers and in the 64th percentile when compared to the S&P 500 Index companies, significantly outperforming both peer groups. The payout is based on Verizon Communications’ performance over the entire three-year cycle. As a result, the Verizon Committee approved in 2010 a payment to all participants of 135% of the number of PSUs awarded for the 2007-2009 performance cycle.

Special Performance Stock Unit Award

In connection with the Verizon Communications Board’s ongoing long-term succession planning efforts, in December 2009, the Verizon Committee authorized a special grant of PSUs to Mr. McAdam under the terms and conditions of the Long-Term Plan. Each PSU represents a share of Verizon Communications’ stock that may become payable after the completion of a three-year performance cycle ending on December 31, 2012, based on performance and provided that Mr. McAdam remains actively employed throughout the cycle, subject to the terms of the grant agreement. The number of PSUs that vest at the end of the three-year performance cycle will be determined based on Verizon Communications’ return on equity (“ROE”) during the performance cycle. No PSUs will vest unless Verizon Communications’ ROE exceeds 8%. Two times the nominal number of PSUs granted will vest if Verizon Communications’ ROE meets or exceeds 17% at the conclusion of the performance cycle. If Verizon Communications’ ROE during the three-year performance cycle falls between the 8% threshold and 17% maximum, the Verizon Committee has the discretion to vest between 50% and 150% of the nominal number of PSUs granted, plus any accrued dividend equivalents on the vested portion of the grant. If 100% of the nominal PSUs vest, based on Verizon Communications’ closing stock price on December 18, 2009, the date of grant, the grant would have a value of approximately $4.5 million plus accrued dividends.

All PSUs that vest at the end of the three-year performance cycle based on ROE performance, including accrued dividend equivalents on the vested portion of the grant, will be settled in shares of Verizon Communications common stock. To the extent any common stock is issued, the grant agreement requires that Mr. McAdam hold such shares for an additional two-year period after the end of the performance cycle.

The Verizon Committee believes this grant provides a strong link with financial and stock performance for shareholders, as well as providing a strong retention incentive based on the time period for vesting and the required retention of vested shares for this key member of Verizon Communications’ senior management team.

Other Elements of the Total Compensation Program

Transportation

Verizon Communications provides certain aircraft and ground transportation benefits to enhance the safety and security of certain of its named executive officers. Additional information on Verizon Communications-provided transportation is included in footnote (4) to the Summary Compensation Table on page 60. In 2009 Verizon Communications eliminated the practice of providing a tax gross-up payment with respect to the cost of spousal travel in connection with business-related events.

Executive Life Insurance

Verizon Communications offers the named executive officers and other executive employees the opportunity to participate in an executive life insurance program in lieu of participation in the Verizon Communications’ basic and supplemental life insurance programs. The Verizon Committee believes that this program provides an important recruiting and retention tool that is an important component of Verizon Communications’ overall compensation plan. Additional information on this program is provided in footnote (4) to the Summary Compensation Table on page 60. Verizon Communications has discontinued the practice of providing a tax gross-up payment to the executives to offset their tax liability related to the payments that Verizon Communications makes to the executives to defray a portion of the premium under the life insurance program for employee participants beginning with the 2010 premium payment and for those participants who retire after December 31, 2009.

Financial Planning

Verizon Communications provides a voluntary Verizon Communications-sponsored financial planning benefit program for its named executive officers and other executive employees. Additional information on this program is provided in footnote (4) to the Summary Compensation Table on page 60.

Retirement Benefits

Effective June 30, 2006, Verizon Communications stopped all future pension accruals under its management tax-qualified and supplemental defined benefit retirement plans. The Verizon Committee determined that guaranteed pay in the form of pension and supplemental executive retirement benefits was not consistent with Verizon Communications’ pay-for-performance culture. The legacy retirement benefits that were previously provided to Mr. McAdam are described in more detail in the footnotes accompanying the Pension Benefits table on page 64.

During 2009, all of Verizon Communications’ named executive officers were eligible to participate in the Verizon Communications’ tax-qualified and nonqualified savings plans. These plans are described in the section entitled Defined Contribution Savings Plans on pages 65-66.

Tax and Accounting Considerations

Federal income tax law generally prohibits publicly-held companies from deducting compensation paid to a named executive officer (other than a chief financial officer) that exceeds $1 million during the tax year unless it is based upon attaining pre-established performance measures that are set by the Verizon Committee pursuant to a plan approved by the Verizon Communications’ shareholders. The only officer of Verizon Wireless whose compensation is currently affected by these limits is Mr. McAdam. The Verizon Committee has the flexibility to take any compensation-related actions that it determines are in the best interests of Verizon Communications and its shareholders including determining when to request shareholder approval of the Verizon Communications incentive plans and when to award compensation that may not qualify for a tax deduction. The Verizon Committee considered the desirability of tax deductibility for performance-based executive compensation in determining to submit Verizon Communications’ Long-Term Plan to the shareholders for approval in 2009.

Verizon Communications management has advised the Verizon Committee that the compensation paid to the named executive officers under the Short-Term Plan currently meets the performance-based exception and is deductible. However, as in the case of any compensation paid with respect to the 2007-2009 and 2008-2010 performance cycles under the Long-Term Plan, if the named executive officers receive compensation for the 2009-2011 performance cycle under the Long-Term Plan, such payments will not be deductible because at the time the award was granted, the categories of performance measures under the Long-Term Plan had not been approved by Verizon Communications’ shareholders. Verizon Communications management has advised the Verizon Committee that not having a tax deduction for payments (if any) under the Long-Term Plan for these performance cycles will not be material to Verizon Communications’ overall tax liability. With shareholder approval of Verizon Communications’ Long-Term Plan in 2009, the Long-Term Plan once again meets the performance-based exception, and future performance-based awards paid under the Long-Term Plan will be deductible until such time as shareholder approval of the Long-Term Plan is again required.

The Verizon Committee also considers the effect of certain accounting rules that apply to the various aspects of the compensation program available to the named executive officers. The Verizon Committee reviews potential accounting effects in determining whether its compensation actions are in the best interests of Verizon Communications and its shareholders. The Verizon Committee has been advised by Verizon Communications management that the impact of the variable accounting treatment required for long-term incentive awards that are payable in cash (as opposed to fixed accounting treatment for awards that are payable in shares) will depend on future stock performance.

Employment Agreements, Severance and Change in Control Benefits

In 2000, Verizon Wireless entered into an employment agreement with Mr. McAdam, who was a senior executive of Verizon Wireless at that time, but not an executive officer of Verizon Communications. Mr. McAdam’s employment agreement was assumed by Verizon Communications when he became an executive officer of Verizon Communications in 2007.

The severance benefits and the circumstances under which they would be payable were based on Mr. McAdam’s position and tenure and competitive practices among peer companies at the time of execution of the agreement. Consistent with these competitive practices, the definitions of “cause” and “good reason” incorporated into the agreement were selected to assure that Mr. McAdam would be fairly compensated in the event that Verizon Communications denied him the opportunity to fulfill the terms of his agreement, or materially altered the terms and conditions under which he was to perform his services. These severance benefits are described in more detail in the section entitled Severance and Change in Control Benefits on pages 67-73.

In February 2010, the Verizon Committee decided that it would not extend the terms of any outstanding Verizon Communications executive employment agreements. As a result, all of Verizon Communications outstanding executive employment agreements, including Mr. McAdam’s employment agreement, will expire by their terms at the end of the remaining portion of the applicable two-year term provided for under such agreements. Eligibility for any separation benefits provided under these agreements will also expire at the end of the applicable term. In addition, Mr. McAdam’s employment agreement was amended in February 2010, effective as of December 31, 2009, to eliminate the tax gross-up payment that was provided under the terms of his agreement with respect to the excise tax liability under Internal Revenue Code Section 4999 related to any Section 280G excess parachute payment. As a result, Mr. McAdam is not eligible for any such excise tax gross-up payments. The Verizon Committee believes that eliminating the excise tax gross-up payment on any Section 280G excess parachute payments and deciding not to renew Mr. McAdam’s employment agreement is consistent with emerging compensation best practices.

Senior Manager Severance Plan

The Verizon Committee continues to believe that maintaining a competitive level of separation benefits is appropriate as part of an overall program designed to attract, retain and motivate the highest quality management team. As such, in connection with the decision by the Verizon Committee to not renew any of the outstanding executive employment agreements, the Verizon Committee recommended and the Verizon Communications Board approved the adoption of the Verizon Senior Manager Severance Plan, which provides certain separation benefits to participants whose employment is involuntarily terminated without cause from Verizon Communications. This plan generally memorializes the terms and conditions of Verizon Communications senior manager severance policy and is consistent with the terms and conditions of Verizon Communications broad-based severance plan that is provided to all of Verizon Communications management employees. To the extent that a senior manager is eligible for severance benefits under an outstanding employment agreement or any other arrangement, that person will not be eligible for any duplicative benefits under the severance plan. Under the severance plan, to the extent a participant has been involuntarily terminated without cause, or in the case of a Verizon Communications named executive officer, to the extent that the independent members of Verizon Communications’ Board determine that there has been a qualifying separation, the participant is eligible to receive a lump-sum cash separation payment equal to a multiple of their base salary and target short-term incentive opportunity, along with continuing medical coverage for the applicable severance period. The plan does not provide for any severance benefits based upon a change in control of Verizon Communications.

Under the severance plan, Mr. McAdam will be eligible to receive a cash separation payment based on a formula equal to two times the sum of his base salary and target short-term incentive opportunity. Other senior manager participants are eligible to receive a cash separation payment based on a formula equal to between 0.75 and two times their base salary and target short-term incentive opportunity depending on their position at the time of their separation from employment. In order to be eligible for any severance benefits, participants must execute a release satisfactory to Verizon Communications and agree not to compete or interfere with any Verizon business for a period of one year after their separation from employment.

Stock Ownership Guidelines

To further align the interests of Verizon Communications’ management with those of its shareholders, the Verizon Committee has approved guidelines that require each Verizon Communications named executive officer and other executives to maintain certain stock ownership levels.

•

The guidelines require the Verizon Communications CEO to maintain share ownership equal to at least five times his base salary and require the other named executive officers, including Mr. McAdam, to maintain share ownership equal to at least four times their base salaries.

•	The guidelines also prohibit an executive from short-selling or engaging in any financial activity where they would benefit from a decline in Verizon Communications’ stock price.

In determining whether an executive meets the required ownership level, the calculation includes any shares held by the executive directly or through a broker, shares held through the Verizon Communications 401(k) plan or the Verizon Communications nonqualified savings plan and other deferred compensation plans and arrangements that are valued by reference to Verizon Communications’ stock. The calculation does not include any existing or future PSUs and RSUs that are payable in cash or are unvested. Executives are required to meet the guideline level of ownership by the later of April 1, 2011 or within five years of being promoted to their position.

Recovery of Incentive Payments

The Verizon Committee believes that it is appropriate that Verizon Communications’ compensation plans and agreements provide for financial penalties to an executive who engages in fraudulent or other inappropriate conduct. Accordingly, the Verizon Committee has adopted a policy that enables Verizon Communications to recapture and cancel certain incentive payments received by an executive who has engaged in financial misconduct.

Compensation for Messrs. Mead, Stratton, Zipperstein and Plating—Determined by the Verizon Wireless Committee

As a majority owned, indirect subsidiary of Verizon Communications, the executive compensation programs in effect at Verizon Wireless are generally structured similarly to those described above with respect to Mr. McAdam’s compensation from Verizon Communications. With regard to long-term incentive compensation, all of our named executives (other than Mr. Townsend) participate in the Verizon Communications Long-Term Plan. However, there are differences between the two compensation programs. The following describes the Verizon Wireless executive compensation programs and the decisions made with respect to the Company’s executive officers who are compensated directly by Verizon Wireless. Accordingly, all references in this section to the “named executive officers” are intended to refer solely to Messrs. Mead, Stratton, Zipperstein and Plating.

Compensation Objectives

Align Executives’ and Verizon Communications Shareholders’ Interests and Promote Short-Term Performance and Long-Term Growth

To promote a performance-based culture that links the interests of management and our owners and their shareholders, the Verizon Wireless Committee has developed a compensation program that focuses extensively on variable, performance-based compensation. The largest portion of compensation is based on performance against challenging pre-established metrics and the smallest portion is based on fixed compensation (base salary). In addition, the program does not include such fixed compensation elements as guaranteed defined benefit pension and supplemental pension benefits.

In establishing the performance objectives used in the Company’s pay-for-performance program, the Verizon Wireless Committee balances the importance of meeting the Company’s short-term business goals with the need to create value for our owners and their shareholders over the longer term. To ensure that the interests of the executives remain closely aligned with the interests of the shareholders of Verizon Communications, long-term compensation opportunities represent more than three times the compensation opportunities related to short-term performance.

To motivate executives to achieve short- and long-term goals, the Verizon Wireless Committee has established incentive awards that are earned based on the Company’s performance over a one-year period and Verizon Communications’ relative stock performance over a three-year period. After considering a variety of data including the practices of its peers and trends, the Verizon Wireless Committee determined that the Company’s short-term compensation opportunities should be based upon the Company’s stand-alone performance against specified goals. Since Verizon Wireless comprises a significant portion of Verizon Communications’ business, the Verizon Wireless Committee believes that Verizon Communications’ relative stock performance is driven in part by Verizon Wireless’ overall target long-term performance and, accordingly, has elected to link target long-term compensation opportunities to Verizon Communications’ relative stock performance.

Elements of Compensation

In setting total compensation at competitive levels, the Verizon Wireless Committee determines the appropriate balance between:

•	Fixed and variable pay elements;

•	Short- and long-term pay elements; and

•	Cash and equity-based pay elements.

The following table illustrates the elements of the Company’s compensation program and the Verizon Wireless Committee’s weighting of each.

Pay Element	Primary Objective	% of Targeted Compensation Opportunity (Approximate)
Base salary	Attract and compensate high-performing and experienced executives	15%
Annual incentive opportunity	Motivate executives to achieve challenging short- term performance measures	15%
Long-term incentive opportunity	Align executives’ interests with those of Verizon Communications shareholders to grow long-term value and retain executives	70%

The named executive officers are eligible to receive medical, disability and savings plan benefits that are generally provided to all employees of Verizon Wireless. They are also eligible for certain executive life insurance and financial planning benefits which are provided in order to attract and retain high-performing executives.

2009 Annual Base Salary

The Verizon Wireless Committee determines an executive’s base salary after reviewing the pay levels of positions similar in scope and responsibility at companies of comparable size to Verizon Wireless as set forth in proprietary compensation surveys and publicly available compensation data. For 2009, the Verizon Wireless Committee determined that the data supported base salary increases of 9.5% for Mr. Mead in recognition of his new role as Executive Vice President and Chief Operating Officer and 11.0% for Mr. Zipperstein in recognition of his significant contributions to the Company in his role as Vice President Legal & External Affairs, General Counsel and Secretary. Messrs. Stratton and Plating did not receive a base salary increase in 2009.

2009 Short-Term Incentive Compensation

The Verizon Wireless Short-Term Incentive Plan, which is referred to as the Wireless Short-Term Plan, motivates executives to achieve challenging short-term performance goals. Each year, the Verizon Wireless Committee establishes the potential value of the opportunities under the Wireless Short-Term Plan, as well as the performance targets required to achieve these opportunities.

The Verizon Wireless Committee sets the value of the opportunity as a percentage of an executive’s base salary. The applicable percentage for Messrs. Mead, Stratton, Zipperstein and Plating is based on the scope of their responsibilities and on the competitive pay practices of the Related Dow Peers for comparable positions. These opportunities are established at threshold, target and maximum levels, each of which is dependent on achieving different performance measures. The Wireless Short-Term Plan award opportunities for the named executive officers are shown in the Grants of Plan-Based Awards table on page 61.

Because they were officers of Verizon Communications for approximately three quarters of the 2009 year, 77% of the short-term incentive awards for Messrs. Mead and Stratton were determined based on the performance under the Verizon Communications Short-Term Plan described above, and 23% of the awards were determined based on performance under the Wireless Short-Term Plan.

The following chart shows the annualized 2009 target Wireless Short-Term Plan award opportunity for each of the named executive officers:

Named Executive Officer	Target 2009 Wireless Short-Term Plan Award Opportunity
Mr. Mead	$646,875
Mr. Stratton	$551,250
Mr. Zipperstein	$427,500
Mr. Plating	$579,375

The 2009 target award opportunities for Messrs. Stratton and Plating did not increase from the target levels established for their 2008 awards. The 2009 target award opportunities for Messrs. Mead and Zipperstein were increased as a result of their 2009 base salary increases. Whether, and the extent to which, the named executive officers earn the targeted Wireless Short-Term Plan award is determined based on whether the Company achieves the performance measures established by the Verizon Wireless Committee.

Determination of Annual Performance Measures

The Verizon Wireless Committee reviews and establishes the performance measures for the Wireless Short-Term Plan on an annual basis to ensure that the program design appropriately motivates executives to achieve challenging financial and operational performance goals.

In the first quarter of 2009, the Verizon Wireless Committee reviewed and approved the following annual financial and operating performance measures for all of Verizon Wireless’ corporate executives, including each of the affected named executive officers, and ascribed to each the weighting shown below.

Performance Measure	% of Total Award at Target
Adjusted EBITDA(1)	45%
Total Revenue	40%
Free Cash Flow(2)	10%
Diversity	5%

(1)	EBITDA is defined as earnings before interest, taxes, depreciation and amortization. It adds depreciation and amortization to operating income.

(2)	Cash Flow from Operations less capital expenditures.

The value of the Wireless Short-Term Plan award opportunity for each performance measure varies depending on performance with respect to that measure. For each measure, (i) if performance exceeds the target performance, the value of the opportunity for that measure will be greater than the target opportunity but not above the maximum award opportunity for that measure; (ii) if performance is below the target but exceeds the threshold performance, the value of the opportunity for that measure will be between the target and threshold values for that measure; and (iii) if performance is below the threshold performance, no value will be paid with respect to that measure. The Verizon Wireless Committee also has discretion to modify awards based on other factors that it deems appropriate. If performance is below the threshold for all of the performance measures, no award will be paid under the Wireless Short-Term Plan for that year.

The Verizon Wireless Committee believes that these performance measures are appropriate to motivate the Company’s executives to achieve outstanding short-term results and to build value for our owners and their shareholders.

The 2009 performance measures for the named executive officers are shown below:

Verizon Wireless 2009 Annual Performance Measures

•	Adjusted EBITDA target range of $24.0 to $24.8 billion;

•	Total revenue target range of $61.5 to $62.5 billion;

•	Free Cash Flow target range of $12.0 to $13.0 billion; and

•

A diversity target of (i) having 50% of new hires and promotions at and above the manager level consist of minority and female candidates, and (ii) directing at least $1.35 to $1.38 billion in supplier spending to minority- and female-owned or operated firms.

Verizon Wireless 2009 Company Results and Annual Performance Awards

Despite a recessionary economy, the Company reported strong 2009 results including:

•	Adjusted EBITDA of $24.5 billion[1];

•	Total revenue of $62.1 billion;

•	Free Cash Flow of $15.0 billion; and

•	104% of the diversity measure for new hires and promotions and 104% of the diversity supplier spending measure.

In addition to considering the Company’s performance against the pre-established performance measures, the Verizon Wireless Committee considered that the Company did not outperform relative to the competition in certain key industry metrics, that the Company’s revenue growth slowed significantly from the first half of 2009 to the second half of 2009 and that the Company’s performance was affected by unanticipated events.

After considering the factors described above, the Verizon Wireless Committee approved payment of the Wireless Short-Term Plan awards at 85% of the target level for Messrs. Zipperstein and Plating. The short-term incentive awards for Messrs. Mead and Stratton were prorated to reflect 77% of the performance year at Verizon Communications and 23% of the performance year at Verizon Wireless. The Verizon Wireless Committee believes that the amount of the Short-Term Plan award payouts made to all Verizon Wireless employees, including the named executive officers, was appropriate. The following table shows the annualized amount of the Wireless Short-Term Plan awards paid to each named executive officer participating in this plan.

Named Executive Officer	Actual Wireless Short- Term Plan Award
Mr. Mead	$500,084
Mr. Stratton	$426,159
Mr. Zipperstein	$363,375
Mr. Plating	$492,469

Long-Term Incentive Compensation

The Long-Term Plan is administered by the Verizon Committee and is designed to reward participants for the creation of long-term shareholder value over a three-year period. The design and administration of the Long-Term Plan are described on pages 47-49. For each performance cycle, the Verizon Wireless Committee establishes target award opportunities that are set as a percentage of base salary for the named executive officers.

2009 Long-Term Plan Award Opportunities

For 2009, the named executive officers received 60% of their 2009 Long-Term Plan award opportunity in the form of PSUs and 40% in the form of RSUs. This allocation reflects the Verizon Committee’s focus on encouraging both outstanding relative TSR performance and the retention of Verizon Communications’ and the Company’s highly-qualified senior management team.

1 For 2009, adjusted EBITDA excludes merger integration and acquisition costs. A detailed description of the nature of the excluded costs may be found in the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2010.

The Verizon Wireless Committee generally establishes an executive’s Long-Term Plan award opportunity as a percentage of the executive’s base salary. These targets for the named executive officers, which have not changed since 2006, were 525% for Mr. Mead, 500% for Messrs. Stratton and Plating and 300% for Mr. Zipperstein. However, in consideration of the overall economic conditions, the Verizon Wireless Committee reduced the target value of the 2009 Long-Term Plan awards by approximately 15%.

The following table shows the awards granted to the named executive officers during 2009 in connection with the annual long-term incentive compensation opportunity. A description of the 2009 PSU awards, including the performance requirements, is set forth on pages 47-48.

		Award Mix at Target
Named Executive Officer	2009 Target Award Value in Total	PSUs	RSUs
Mr. Mead	$2,326,774	60%	40%
Mr. Stratton	$2,068,521	60%	40%
Mr. Zipperstein	$2,083,867	60%	40%
Mr. Plating	$2,173,943	60%	40%

2007 PSUs Earned by the Named Executive Officers and All Other Plan Participants. The terms of the 2007 PSU awards are described on pages 48-49. Over the three-year performance cycle ending on December 31, 2009, Verizon Communication’s TSR ranked in the 70th percentile when compared to the Industry Peers and in the 64th percentile when compared to the S&P 500 Index companies, significantly outperforming both peer groups. The payout is based on Verizon Communications’ performance over the entire three-year cycle. As a result, the Verizon Committee approved in 2010 a payment to all participants, including the named executive officers, of 135% of the number of PSUs awarded for the 2007-2009 performance cycle.

Special Restricted Stock Unit Award

In recognition of his critical contributions toward the success of the Company, a special grant of 32,062 RSUs was made in February 2009 to Mr. Zipperstein. These RSUs are payable in cash, fully vest on the third anniversary of the grant date, and accrue dividend equivalents to the extent the RSUs vest. The RSUs had a grant date value of approximately $1,000,014. The Verizon Wireless Committee believes that special awards for executives engaged in extraordinary projects or transactions on behalf of the Company may be merited, but should not be a part of the regular annual compensation program, just as significant milestones in transaction activity are not routine.

Other Elements of the Total Compensation Program

The Company offers the named executive officers the opportunity to participate in an executive life insurance program and also provides a voluntary Company-sponsored financial planning benefit program. These programs are the same as those offered to the Verizon Communications’ named executive officers and are described in more detail on pages 49-50.

During 2009, all of the Company’s employees (except for Messrs. McAdam and Townsend), were eligible to participate in the Company’s tax-qualified and nonqualified savings plans. These plans are described in the section entitled Defined Contribution Savings Plans on pages 65-66.

Employment Agreements, Severance and Change in Control Benefits

The Company has employment agreements with Messrs. Stratton and Zipperstein. Mr. Mead does not have an employment agreement with the Company. The compensation levels established under each of the employment agreements reflect the Company’s general compensation practices, as applicable to each individual’s position, at the time of execution of the agreements.

The severance benefits and the circumstances under which they would be payable were based on each executive’s position and tenure with the Company and competitive practices among the Company’s peers at the time of execution of the agreements. Consistent with these competitive practices, the definitions of “cause” and “good reason” incorporated into the agreements were selected to assure that the executives would be fairly compensated in the event that the Company denied them the opportunity to fulfill the terms of their agreements, or materially altered the terms and conditions under which they were to perform their services. These severance benefits are described in more detail in the section entitled Severance and Change in Control Benefits on pages 67-73.

Mr. Plating retired from the Company effective December 31, 2009. The Company has determined that Mr. Plating is eligible to receive separation benefits under the terms of his employment agreement. These benefits are described in more detail in the section entitled Severance and Change in Control Benefits on pages 67-73. As reflected in the Summary Compensation Table on page 59, the total amount of his cash separation payment is equal to $1,802,500. In addition, Mr. Plating is eligible to receive certain other benefits that he is entitled to as a retiree of the Company. At the time of his retirement and as required by his employment agreement as a condition to receive separation benefits, Mr. Plating executed a release and agreed that he will not compete or interfere with any Verizon business for a period of one year after his separation from service.

Senior Manager Severance Plan

The Verizon Wireless Committee continues to believe that maintaining a competitive level of separation benefits is appropriate as part of an overall program designed to attract, retain and motivate the highest quality management team. As such, in early 2010, the Verizon Wireless Committee approved the adoption of the Verizon Wireless Senior Manager Severance Plan, which provides certain separation benefits to eligible participants whose employment is involuntarily terminated without cause from the Company. This plan generally has the same terms as the Verizon Communications’ severance plan that is described in more detail on page 51, except that any senior manager who has an employment agreement with the Company will, upon the expiration of that agreement, be eligible to participate in the Verizon Wireless Senior Manager Severance Plan and, upon the occurrence of a severance-triggering event under that Plan, receive a Plan benefit equal to the greater of (i) the separation payment that would have been payable under the employment agreement as of its expiration date and (ii) the separation payment payable under that Plan to employees who do not have employment agreements at this time.

Stock Ownership Guidelines

To further align the interests of the Company’s management with those of Verizon Communications’ shareholders, the Verizon Wireless Committee has approved the same stock ownership guidelines for our named executive officers as those applicable to the named executive officers of Verizon Communications, as described on page 51. The Verizon Wireless Committee believes that aligning the interests of its management with those of Verizon Communications shareholders is appropriate because Verizon Communications is the majority stakeholder in the Company and Verizon Communications’ stock performance is driven in part by Verizon Wireless’ overall long-term performance.

Recovery of Incentive Payments

The Verizon Wireless Committee believes that it is appropriate that the Company’s compensation plans and agreements provide for financial penalties to an executive who engages in fraudulent or other inappropriate conduct. Accordingly, the Company has adopted a policy that enables the Company to recapture and cancel certain incentive payments received by an executive who has engaged in financial misconduct.

Compensation for Mr. Townsend

Mr. Townsend’s compensation is paid in pounds sterling and for purposes of this disclosure, all of the amounts shown are in U.S. dollars using the December 31, 2009 exchange rate of £ = $1.6148. Vodafone’s fiscal year ends on March 31 of each year. For purposes of this disclosure, all information pertaining to Mr. Townsend’s compensation has been calculated on a pro-rata basis to be consistent with the Company’s fiscal year-end of December 31, 2009.

The Remuneration Committee of the Vodafone Board of Directors (“Vodafone Committee”) establishes and administers the compensation and benefit plans for Vodafone’s executive directors. Although Mr. Townsend is not an Executive Director, he is a member of Vodafone senior management. The principles of the Vodafone Committee’s compensation and benefit plans are cascaded to members of Vodafone senior management, where appropriate. The compensation of Vodafone senior management, including Mr. Townsend’s compensation, is approved by the Vodafone Group CEO.

Vodafone wishes to provide a level of compensation which attracts, retains and motivates executives of the highest caliber. To maximize the effectiveness of the compensation program, careful consideration is given to aligning compensation with shareholder interests and with best practice. The goal of the compensation program is to:

•	Ensure a competitive total compensation package as benchmarked against relevant companies and markets;

•	Drive alignment to Vodafone’s strategy through short-term incentive opportunity; and

•	Retain key talent by providing a high proportion of total compensation through long-term equity payments.

In setting Mr. Townsend’s total compensation, Vodafone reviews competitive pay practices in the UK for positions similar in scope and responsibility to Mr. Townsend using proprietary compensation survey data.

A high proportion of compensation is awarded through short-term performance-related and long-term equity-based compensation. The Vodafone Committee believes that incorporating and setting appropriate performance measures and targets in the compensation program is paramount. This is reflected in an appropriate balance of operational and equity performance.

The following table illustrates the elements of Mr. Townsend’s compensation program and the weighting of each, and reflects the increase of Mr. Townsend’s target short-term incentive award opportunity in April 2009 as described below.

Pay Element	Primary Objective	% of Targeted Compensation Opportunity (Approximate)
Base salary	Attract and compensate high-performing and experienced executives	28%
Annual incentive opportunity	Motivate executives to achieve challenging short-term performance measures	39%
Long-term incentive opportunity	Align executives’ interests with those of shareholders to grow long-term value and retain executives	33%

2009 Base Salary

After reviewing the competitive pay practices for similar positions and taking into consideration the practices within the Vodafone Group, Mr. Townsend did not receive a base salary increase in 2009. Mr. Townsend’s base pay remained at $453,436 throughout 2009.

2009 Short-Term Incentive Compensation

Mr. Townsend participates in Vodafone’s Global Short-Term Incentive Plan, which is referred to as the GSTIP. The GSTIP is an annual global incentive plan for Vodafone’s senior manager population and is used to incentivize performance of participants.

The GSTIP payment for the performance period is determined by applying the business achievement to the participants’ target percentage and then adjusted to reflect individual performance. Mr. Townsend’s target GSTIP award was 100% of his base salary earned over Vodafone’s financial year which is April 1, 2008 to March 31, 2009, with 200% maximum for exceptional performance. The compensation reported in column g of the Summary Compensation Table on page 59 reflects Mr. Townsend’s short-term incentive award payout based on Verizon Wireless’ business achievement under the GSTIP for the performance period of April 1, 2008 to March 31, 2009 and a payout based on Verizon Wireless’ business achievement for the period of January 1, 2009 to December 31, 2009.

Over the prior two financial years, Mr. Townsend has transitioned from having his short-term incentive opportunity determined based on the Vodafone Group Short-Term Incentive Plan to having his short-term incentive opportunity determined based on the Verizon Wireless Short-Term Incentive Plan. These two plans have different performance periods. Under his previous arrangement with Vodafone, the short-term incentive period ran from April 1 to March 31 based on Verizon Wireless’ performance. Under the current arrangement, Mr. Townsend’s short-term incentive period will run from January 1 to December 31 based on Verizon Wireless’ performance.

After considering Verizon Wireless’ overall performance during the April 1, 2008 to March 31, 2009 performance period, the Vodafone Committee approved a short-term incentive award payment for Mr. Townsend in the amount of $617,479.

For the period from April 1, 2009 to December 31, 2009 the Vodafone Committee approved a short-term incentive award payment for Mr. Townsend in the amount of $464,772 based on Verizon Wireless’ 2009 financial and operation goals as described on pages 53-54.

Long-Term Incentive Compensation

In 2009, Vodafone changed the name of their long-term incentive compensation plan from the Vodafone Global Long-Term Incentive plan to the Vodafone Global Long-Term Retention plan, which is referred to as the GLTR. Mr. Townsend participates in the GLTR. The GLTR is administered at the discretion of the Vodafone Committee. Under the GLTR, long-term awards are made in the form of restricted stock units under Vodafone’s Global Incentive Plan rules. The GLTR share awards do not accrue any dividends over the three-year vesting period.

The GLTR is the main long-term equity vehicle for Vodafone senior management and it is designed to motivate and retain key individuals who are assessed highly against the following three criteria: potential, business criticality and scarce skills. The assessment of the individual against these criteria determines their award level, which is then provided in restricted stock units. The units vest after three years subject to the participant remaining in employment over this period.

For 2009, Mr. Townsend received a GLTR share award of 274,895 shares with a target value of $521,450. Mr. Townsend also received an AllShares award of 340 shares under Vodafone’s Global Incentive Plan rules. AllShares is a restricted stock units award that vests in two years, is subject to continued employment with Vodafone, and is not dependent on performance.

Other Elements of the Total Compensation Program

Mr. Townsend participates in the Vodafone Group Share Incentive Plan. Under this plan, Mr. Townsend may contribute up to a maximum of $202 per month (£125), to enable trustees of the plan to purchase shares in Vodafone stock on his behalf, with an equivalent number of shares being purchased for him by Vodafone. As of December 31, 2009, Mr. Townsend has contributed $2,422 of his base salary to the plan and the value of the shares contributed by Vodafone was $2,422.

Mr. Townsend participates in the Vodafone Group Pension Scheme, or the “Scheme,” which is a defined benefit scheme. The pensionable remuneration covered by the Scheme is capped at an annual rate of $177,628. For Mr. Townsend, the earliest retirement age is 55; normal retirement age for all other similarly situated Vodafone employees is age 60. Mr. Townsend also participates in the Vodafone UK Defined Contribution Pension Plan, or the “Plan,” which is a defined contribution arrangement. Vodafone makes contributions to the Plan based on 25% of Mr. Townsend’s salary in excess of $177,628. This is a money purchase fund, which can be used to purchase an annuity at retirement. The fund is invested through a trust on behalf of Mr. Townsend.

Mr. Townsend receives a number of allowances relating to his UK service and his overseas working allowances which are noted under “All Other Compensation” in the Summary Compensation Table for 2009 and includes an additional responsibility premium of $65,399, a car allowance of $25,147, an international assignment allowance of $79,079, company contributions to the Plan of $71,132 and company contributions to the Share Incentive Plan of $2,422.

International Assignment Agreement, Severance and Change In Control Benefits

The services of Mr. Townsend were seconded to us by Vodafone on January 1, 2005. Mr. Townsend has an international assignment agreement with Vodafone, which sets forth the key provisions of his compensation including his compensation level and other payments and benefits associated with his assignment with the Company. The severance and change in control benefits and the circumstances under which they would be payable are described on page 73.

Board of Representative Compensation

The members of the Verizon Wireless Board of Representatives are employees of the Company’s owners. They do not receive any additional compensation or benefits for their service on the Verizon Wireless Board.

Compensation Tables

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards(1) ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation(2) ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3) ($) (h)	All Other Compensation(4) ($) (i)	Total ($) (j)
Lowell C. McAdam	2009	825,000	0	8,156,404	0	696,094	310,755	284,534	10,272,787
Executive Vice President &	2008	823,077	0	4,331,649	0	881,719	1,310,261	288,945	7,635,651
President & CEO	2007	800,000	0	4,200,520	0	1,032,000	207,429	332,224	6,572,173
Verizon Wireless Joint Venture

Daniel S. Mead	2009	526,923	0	2,326,774	0	500,084	116,416	157,468	3,627,665
Executive Vice President & Chief Operating Officer

John Townsend	2009	453,436	0	522,095	0	1,082,251	16,148	262,517	2,336,447
Vice President &	2008	398,757	0	657,402	0	428,219	473,470	226,782	2,184,630
Chief Financial Officer

John G. Stratton	2009	490,000	0	2,068,521	0	426,159	44,429	120,879	3,149,988
Executive Vice President & Chief Marketing Officer

Steven E. Zipperstein	2009	473,192	0	2,083,867	0	363,375	68,304	134,212	3,122,950
Vice President Legal & External Affairs, General Counsel and Secretary	2008	427,000	0	1,284,013	0	385,200	43,470	128,416	2,268,099

Jack D. Plating	2009	515,000	0	2,173,943	0	492,469	80,972	2,043,646	5,306,030
Former Executive Vice President & Chief Operating Officer	2008	513,846	0	2,575,415	0	579,375	55,524	241,262	3,965,422

(1)

The amounts in this column reflect the grant-date fair value of the PSUs and RSUs awarded to the named executive officers, other than Mr. Townsend, based on Verizon Communications’ stock price on the grant date. The grant date fair value of PSUs awarded to the named executive officers has been determined based on the vesting of 100% of the nominal PSUs awarded, which is the performance threshold Verizon Communications believes is most likely to be achieved under the grants. In addition, this column includes a special RSU award for Mr. Zipperstein with a grant date fair value of $1,000,014.

The following table reflects the grant date fair value of the PSUs included in this column of the Summary Compensation Table, as well as the maximum value of these awards to the named executive officers, except Mr. Townsend, if due to Verizon Communications’ performance during the applicable performance cycle, the PSUs vested at their maximum level based on Verizon Communications’ stock price on the grant date of the awards.

	Grant Date Fair Value of PSUs				Maximum Value of PSUs*
Name	2007	2008	2009	2009 Special PSUs	2007	2008	2009	2009 Special PSUs
Mr. McAdam	2,520,160	2,599,063	2,193,905	4,500,000	5,040,320	5,198,126	4,387,810	9,000,000
Mr. Mead	NA	NA	1,396,064	NA	NA	NA	2,792,128	NA
Mr. Stratton	NA	NA	1,241,050	NA	NA	NA	2,482,100	NA
Mr. Zipperstein	NA	770,408	650,312	NA	NA	1,540,816	1,300,624	NA
Mr. Plating	NA	1,545,249	1,304,366	NA	NA	3,090,498	2,608,732	NA

* Does not include dividend equivalent units, which would accrue on the vested portion of the award.

Mr. Townsend’s compensation is paid in pounds sterling and for purposes of this disclosure, all of the amounts shown are in U.S. dollars using the December 31, 2009 exchange rate of £ = $1.6148. For Mr. Townsend, the amounts in this column reflect the grant date fair value of his 2009 and 2008 restricted stock unit and AllShares awards. The value of Mr. Townsend’s 2009 restricted stock unit and Allshares awards are $521,450 and $645, respectively, and have been determined based on the average closing price of Vodafone’s stock over the five business days immediately preceding the award date of June 30, 2009. The value of Mr. Townsend’s 2008 restricted stock unit and Allshares awards are $656,776 and $626, respectively, and have been determined based on the closing price of Vodafone’s stock on June 30, 2008, the day preceding the award date of July 1, 2008.

(2)

The amounts in this column for 2009 reflect the 2009 Wireless Short-Term Plan award paid to Messrs. Mead, Stratton, Zipperstein and Plating as described under “—Compensation Determined by the Verizon Wireless Compensation Committee—2009 Short-Term Incentive Compensation”, the 2009 Verizon Communications Short-Term Incentive Plan award paid to Mr. McAdam as described under “—Compensation determined by the Verizon Communications Compensation Committee—2009 Short-Term Incentive Compensation,” and Mr. Townsend’s 2008 Global Short-Term Incentive award, as described under “—Compensation determined by the Vodafone Committee—Short-Term Incentive Compensation,” which was paid in June 2009.

(3)

The amounts in this column for 2009 reflect the sum of the change in the actuarial present value for the defined benefit plans and the above-market earnings on nonqualified deferred compensation plans as follows: $252,670 and $58,085 for Mr. McAdam; $38,059 and $78,357 for Mr. Mead; $0 and $44,429 for Mr. Stratton; $11,953 and $56,351 for Mr. Zipperstein and $1,704 and $79,268 for Mr. Plating. Verizon Communications’ defined benefit plans were frozen as of June 30, 2006 and Verizon Communications stopped all future benefit accruals under these plans as of that date. All accruals under the Verizon Wireless pension plan were frozen as of December 31, 2006. The amounts reflected due to the change in pension value relate solely to a change in the discount rate used to determine the present value at December 31, 2009 from the rate used at December 31, 2008, as more fully described below under the section entitled “Pension Benefits”. Mr. Townsend participates in the Vodafone Group Pension Scheme, which is a defined benefit plan. The sum of the change of the present value in 2009 for Mr. Townsend was $16,148. Mr. Townsend does not participate in any nonqualified deferred compensation plans.

(4)	The following table provides detail for 2009 compensation reported in the “All Other Compensation” column:

Name	Personal Use of Company Aircraft(a) ($)	Financial Planning Allowance(b) ($)	Personal Travel(c) ($)	Company Contributions to the Qualified Savings Plan ($)	Company Contributions to the Nonqualified Deferral Plan ($)	Company Contributions to the Life Insurance Benefit(d) ($)	Taxes Associated with Personal Travel and Life Insurance(e) ($)	Employment Agreement(f) ($)	All Other Compensation Total ($)
Mr. McAdam	10,174	10,000	7,521	18,150	109,854	63,875	64,960	0	284,534
Mr. Mead	0	10,000	0	18,150	56,556	43,279	29,483	0	157,468
Mr. Stratton	0	10,000	0	18,150	57,879	18,697	16,153	0	120,879
Mr. Zipperstein	0	10,000	0	21,600	55,454	25,300	21,858	0	134,212
Mr. Plating	0	0	11,307	19,300	81,128	62,834	66,577	1,802,500	2,043,646

(a)

The aggregate incremental cost of the personal use of a Verizon Communications aircraft is determined by multiplying the total 2009 personal flight hours by the incremental aircraft cost per hour. The incremental aircraft cost per hour is derived by adding the annual aircraft maintenance costs, fuel costs, aircraft trip expenses and crew trip expenses, and then dividing by the total annual flight hours.

(b)

The Company provides each of the named executive officers, other than Mr. Townsend, with a financial planning allowance equal to the Company’s payment for the services up to $10,000. Each officer receives imputed income on 50% of the value reported. Mr. Plating did not use this allowance in 2009.

(c)

The aggregate incremental cost of personal travel is equal to the direct expense related to Messrs. McAdam’s and Plating’s spouses attendance at a business event. Expenses include lodging, ground transportation, meals and other travel-related items.

(d)

Executive life insurance is available to Messrs. McAdam, Mead, Stratton, Zipperstein and Plating on a voluntary basis. Executives who choose to participate in this program are excluded from the basic and supplemental life insurance programs that Verizon Communications and Verizon Wireless provide to general employees. The executive owns the insurance policy and is responsible for paying the premiums. However, Verizon Communications or Verizon Wireless pays each executive an amount, which is shown in this column that is equal to a portion of the premium. Executives who choose not to participate in the executive life insurance plan do not receive that payment. The executive life insurance policy provides a death benefit equal to 5 times the sum of the executive’s base salary plus his short-term incentive opportunity at the threshold level if the executive dies before a designated date. For Messrs. McAdam, Mead, Stratton and Plating, this date is the latest of his retirement date, the date on which the executive reaches age 60 or the fifth anniversary of plan participation. For Mr. Zipperstein, this date is the earlier of the fifth anniversary of his retirement date or the date on which he reaches age 65. If an executive continues the policy after that date, the death benefit is reduced to two times the executive’s base salary as of such date.

(e)

For Messrs. McAdam and Plating, respectively, the amount in this column includes the tax gross-up of $9,776 and $12,293 associated with personal travel, and the tax gross-up of $55,184 and $54,284 associated with the payment they received from Verizon Communications and the Company, respectively, to cover part of the executive life insurance premium payment described in footnote (d). For Messrs. Mead, Stratton and Zipperstein, the amount in this column reflects the tax gross-up associated with the payment they received from the Company to cover the executive life insurance premium payment. In April 2009, Verizon Communications and the Company determined they would eliminate tax gross-ups for Company-paid premiums under the Verizon Communications and Verizon Wireless executive life insurance plans for employee participants beginning with the 2010 premium payment and for those participants who retire after December 31, 2009. Beginning in 2010, Verizon Communications and Verizon Wireless will no longer reimburse executives for the tax liability associated with the cost of spousal travel in connection with business-related events.

(f)

The Company determined that upon Mr. Plating’s departure on December 31, 2009, that he was eligible to receive certain benefits under the terms and conditions of his employment agreement, as described in the section entitled Severance and Change in Control Benefits on pages 67-73.

For Mr. Townsend, the amount of “All Other Compensation” in the Summary Compensation Table for 2009 includes an additional responsibility premium of $65,399, a car allowance of $25,147, an international assignment allowance of $79,079, company contributions to the Vodafone UK Defined Contribution Pension Plan of $71,132, company contributions to the Vodafone Group Share Incentive Plan of $2,422, personal travel of $7,521 and a tax gross-up of $11,817 associated with personal travel.

Plan-Based Awards

The following table provides information about (i) the 2009 awards granted under the Wireless Short-Term Plan and the Long-Term Plan to Messrs. Zipperstein and Plating, (ii) the 2009 awards granted to Messrs. McAdam, Mead and Stratton under the Verizon Communications Short –Term Plan and Long-Term Plan, and (iii) the awards granted under the GSTIP, GLTR and AllShares plans to Mr. Townsend. As previously described, a portion of the payment under the Short-Term Plan grants made to Messrs. Mead and Stratton was based on the 2009 performance metrics established for the Wireless Short-Term Plan.

Grants of Plan-Based Awards

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock or Units(4) (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards(5) ($) (l)
Name (a)	Type of Award(1)	Grant Date (b)	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Mr. McAdam	STIP	–	618,750	928,125	1,237,500
	PSU	2/5/2009				35,170	70,340	140,680				2,193,905
	PSU	12/18/2009				68,598	NA	274,390				4,500,000
	RSU	2/5/2009							46,890			1,462,499
Mr. Townsend	GSTIP	–	453,436	680,154	906,872
	GLTR(6)	6/30/2009							274,895			521,450
	AllShares(6)	6/30/2009							340			645
Mr. Mead	STIP	–	431,250	646,875	862,500
	PSU	2/5/2009				22,380	44,760	89,520				1,396,064
	RSU	2/5/2009							29,840			930,710
Mr. Stratton	STIP	–	367,500	551,250	735,000
	PSU	2/5/2009				19,895	39,790	79,580				1,241,050
	RSU	2/5/2009							26,530			827,471
Mr. Zipperstein	STIP	–	285,000	427,500	570,000
	PSU	2/5/2009				10,425	20,850	41,700				650,312
	RSU	2/5/2009							13,900			433,541
	RSU	2/5/2009							32,062			1,000,014
Mr. Plating	STIP	–	386,250	579,375	772,500
	PSU	2/5/2009				20,910	41,820	83,640				1,304,366
	RSU	2/5/2009							27,880			869,577
(1)	Except with respect to Mr. Townsend, all of the equity-based awards reflected in this table relate to the common stock of Verizon Communications. For Mr. Townsend, the equity-based awards relate to the ordinary shares of Vodafone listed on the London Stock Exchange.

(2)	For Messrs. McAdam, Mead, Stratton, Zipperstein and Plating, the actual amount awarded was paid in February 2010 and is shown in column (g) of the Summary Compensation Table above. For Mr. Townsend, a portion of the amount awarded was paid in June 2009 and an additional amount was paid in February 2010, as described on page 57, and is shown in column (g) of the Summary Compensation Table.

(3)	These columns reflect the potential payout range of PSU awards granted in 2009. With respect to the February 5 grants, at the conclusion of the three-year performance cycle, payouts can range from 0% to 200% of the target award based on Verizon Communications’ relative TSR position as compared with the Related Dow Peers, as described in more detail under “—Compensation Determined by the Verizon Communications Compensation Committee—Long-Term Incentive Compensation.” PSUs and the applicable dividend equivalents are paid only if Verizon Communications’ relative TSR meets or exceeds threshold performance objectives. When dividends are distributed to shareholders, dividend equivalents are credited on the PSU awards in an amount equal to the dollar amount of dividends on the total number of PSUs credited as of the dividend distribution date and divided by the fair market value of Verizon Communications’ common stock. Based on Verizon Communications’ most recent quarterly dividend of $0.475 per share, Verizon Communications estimates that the named executive officers will receive the following number of additional PSUs in the form of dividend equivalents if Verizon Communications’ relative TSR meets target performance: 13,314 PSUs for Mr. McAdam; 8,472 PSUs for Mr. Mead; 7,531 PSUs for Mr. Stratton; 3,946 PSUs for Mr. Zipperstein; and 7,916 PSUs for Mr. Plating.

With respect to the December 18 grant to Mr. McAdam, the number of PSUs that vest at the end of the three-year performance cycle will be determined based on Verizon Communications’ ROE during the performance cycle, and the final award will include dividend equivalents that accrue on the vested portion of the award. No PSUs will vest unless Verizon Communications’ ROE exceeds 8%. Two times the nominal number of PSUs granted will vest if Verizon Communications’ ROE meets or exceeds 17% at the conclusion of the performance cycle. If Verizon Communications’ ROE during the three-year performance cycle falls between the 8% threshold and 17% maximum, the Committee has the discretion to vest between 50% and 150% of the nominal number of PSUs granted. Based on Verizon Communications’ most recent quarterly dividend, Verizon Communications estimates that Mr. McAdam will receive 27,891 additional PSUs in the form of dividend equivalents if 100% of these PSUs vest.

(4)	This column reflects the RSU awards granted in 2009 to Messrs. McAdam, Mead, Stratton, Zipperstein and Plating, and the awards described in footnote (6) granted in 2009 to Mr. Townsend. When dividends are distributed to Verizon Communications shareholders, dividend equivalents are credited on the RSU awards in an amount equal to the dollar amount of dividends on the total number of RSUs credited as of the dividend distribution date and divided by the fair market value of Verizon Communications’ common stock.

(5)	This column reflects the grant date fair value of each equity award based on the closing price of Verizon Communications’ stock on the grant date. For PSUs, the grant date fair value has been determined based on the vesting of 100% of the nominal PSUs awarded, which is the performance threshold Verizon Communications believes is the most likely to be achieved under the grants. For Mr. Townsend, the grant date fair value of each equity award is based on the average closing price of Vodafone’s stock over the five working days immediately preceding the award date of June 30, 2009.

(6)	As described in more detail under “—Compensation Determined by the Vodafone Committee—Long-Term Incentive Compensation,” Mr. Townsend’s 2009 GLTR award is not linked to performance and does not accrue dividends over the three-year vesting period. AllShares do not accrue dividends over the two-year vesting period.

Outstanding Equity Awards at Fiscal Year-End

Option Awards							Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested(1) (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested(2) ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(3) (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(4) ($) (j)	Grant Date
Mr. McAdam(5)	420,863		0	0	13.89	3/31/2014	51,978		1,722,031	77,972	2,583,212	2/7/2008
							49,059		1,625,325	36,797	1,219,085	2/5/2009
										205,794	6,817,955	12/18/2009
Mr. Townsend(6)	40,100		0	0	4.56	7/2/2010	0		0	149,642	347,239	7/2/2007
	90,000		0	0	2.45	7/1/2011	290		673	0	0	7/1/2008
	92,857		0	0	1.92	7/4/2014	304,123		705,708	0	0	7/1/2008
	103,499		0	0	2.20	6/30/2015	340		789	0	0	6/30/2009
	64,902		0	0	1.86	7/2/2016	274,895		637,885	0	0	6/30/2009
	0		152,860	0	2.71	7/1/2017
Mr. Mead	15,910	(7)	0	0	53.97	2/9/2010	28,444		942,350	42,666	1,413,525	2/7/2008
							31,221		1,034,352	23,416	775,772	2/5/2009
Mr. Stratton	0		0	0			29,409		974,320	44,107	1,461,265	2/7/2008
							27,757		919,589	20,816	689,634	2/5/2009
Mr. Zipperstein	26,642	(7)	0	0	53.97	2/9/2010	15,408		510,467	23,112	765,701	2/7/2008
	51,750	(7)	0	0	41.88	6/30/2010	14,543		481,810	10,908	361,382	2/5/2009
	54,999	(7)	0	0	54.32	1/10/2011	33,545	(8)	1,111,346	0	0	2/5/2009
	60,030	(7)	0	0	47.03	1/23/2012
	42,331	(7)	0	0	37.24	2/2/2013
Mr. Plating	0		0	0			30,905		1,023,883	46,358	1,535,841	2/7/2008
							29,170		966,402	21,878	724,818	2/5/2009
(1)

For Messrs. McAdam, Mead, Stratton, Zipperstein and Plating, the annual 2008 and 2009 RSU awards vest on December 31, 2010 and December 31, 2011, respectively. RSUs accrue quarterly dividends that are reinvested into the participant’s account as additional RSUs and will be included in the final RSU payment. This column includes dividend equivalent units that have accrued through December 31, 2009.

(2)

For Messrs. McAdam, Mead, Stratton, Zipperstein and Plating, the value of these awards was calculated by using a share price of $33.13, the closing price of Verizon Communications’ common stock on December 31, 2009.

(3)

The 2008 PSU awards, the February 2009 PSU awards and the December 2009 PSU awards vest on December 31, 2010, December 31, 2011 and December 31, 2012, respectively. PSUs and the applicable dividend equivalents are paid to the extent that Verizon’s performance meets or exceeds the applicable threshold performance objectives. As required by SEC rules, the number of units in this column represents the 2008 PSU awards at target value, the February 2009 PSU awards at threshold value and the December 2009 PSU awards at the top end of the discretionary range, in each case including accrued dividend equivalents through December 31, 2009 that will be paid to the executives if the awards vest at the indicated levels.

(4)

For Messrs. McAdam, Mead, Stratton, Zipperstein and Plating, this column represents the value of the PSU awards listed in column (i) based on a share price of $33.13, the closing price of Verizon Communications’ common stock on December 31, 2009.

(5)

Each option award listed for Mr. McAdam represents unexercised cash-settled partnership value appreciation rights granted by the Company, his employer on the date the rights were granted. When Mr. McAdam exercises these rights he will receive a cash amount equal to the difference between the then current value of the corresponding Verizon Wireless partnership rights over the exercise price for such rights as reported in the table. The Option Awards section of the table shows the number of unexercised partnership value appreciation rights held by Mr. McAdam at year-end, the exercise price and expiration date of the award. The values in the Stock Awards section of the table are attributable to grants of Verizon Communications’ RSU and PSU awards.

(6)

For Mr. Townsend, the number of shares referenced in the Option Awards section relates to options granted by Vodafone to Mr. Townsend to purchase Vodafone stock. The exercise prices in respect to the option awards are therefore materially different from those applicable to the other executive officers whose options relate to the common stock of Verizon Communications or partnership value appreciation rights. Similarly, the Stock Awards section relates to awards made to Mr. Townsend under the GLTI and GLTR and are valued based on shares of Vodafone stock, and the value reported for such award is based on the £1.437 closing price of Vodafone’s stock on December 31, 2009. Each option vests on the third anniversary of the grant date.

(7)	Represents unexercised stock options granted by Verizon Communications to Messrs. Mead and Zipperstein.

(8)	Represents Mr. Zipperstein’s special RSU award of 32,062 units which vests on December 31, 2011.

Value Realized from Stock Options and Certain Stock-Based Awards

The following table reports the number of options and/or partnership value appreciation rights that the named executive officers exercised in 2009, the value realized by Mr. Townsend from the vesting of GLTI performance shares and AllShares, and the value realized from the vesting of the following stock-based awards for Messrs. McAdam, Mead, Stratton, Zipperstein and Plating:

•	2007 PSUs that vested on December 31, 2009; and

•	2007 RSUs that vested on December 31, 2009.

In 2010, based on Verizon Communications’ relative TSR, the Verizon Committee approved a payment of 135% of the target number of PSU awards granted for the 2007-2009 performance cycle for all participants, which include the named executive officers other than Mr. Townsend. The values of the 2007 PSU awards for Messrs. McAdam, Mead, Stratton, Zipperstein and Plating were $3,478,459, $1,904,971, $1,966,861, $1,031,160 and $2,070,712, respectively, and the values of the 2007 RSUs for Messrs. McAdam, Mead, Stratton, Zipperstein and Plating were $1,718,016, $940,985, $971,290, $509,344 and $1,022,574, respectively.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)		Value Realized on Vesting ($) (e)
Mr. McAdam	0	0	156,851		5,196,475
Mr. Townsend	0	0	218,430	(1)	422,535
Mr. Mead	0	0	85,903		2,845,956
Mr. Stratton	0	0	88,685		2,938,151
Mr. Zipperstein	0	0	46,499		1,540,504
Mr. Plating	0	0	93,368		3,093,286

(1) For Mr. Townsend, this number reflects the vesting of 218,110 GLTI performance shares and 320 Vodafone AllShares.

Pension Plans

The following table illustrates the actuarial present value as of December 31, 2009 of pension benefits accumulated by the named executive officers.

Pension Benefits

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)	Present Value of Accumulated Benefit(1) ($) (d)	Payments During Last Fiscal Year ($) (e)
Mr. McAdam(2)	Verizon Wireless Retirement Plan - Qualified	26	1,089,559	0
	Verizon Wireless Retirement Plan - Nonqualified	10	1,646,212	0
Mr. Townsend(3)	Vodafone Defined Benefit Pension Scheme	16	1,251,470	0
Mr. Mead(4)	Verizon Management Pension Plan	31	1,088,752	0
	Verizon Excess Pension Plan	4	3,266,037	0
Mr. Zipperstein(5)	Verizon Management Pension Plan	9	92,732	0
Mr. Plating(6)	Verizon Wireless Retirement Plan - Qualified	4	18,237	0
(1)

The value of the pension benefits for Messrs. Mead and Zipperstein under the Verizon Communications pension plans are based on a discount rate of 6.25%. The values of the pension benefits for Messrs. McAdam and Plating under the Verizon Wireless Retirement Plan are based on the actuarial determination of pension benefits as required by the relevant accounting standards. However, in accordance with the requirements for this table, the values are calculated at the earliest age at which the individual can retire without having the retirement benefit reduced under the plan. The value of the pension benefits for Mr. Townsend under the Vodafone Group Pension Scheme is based on pre- and post-retirement interest assumptions and a future inflation rate derived from a 50-year implied inflation gilt yield curve.

(2)

In 2001, Verizon Wireless consolidated the pension plans of several predecessor companies under the Verizon Wireless Retirement Plan. Mr. McAdam is entitled to both a tax-qualified and a nonqualified pension benefit under this plan. Mr. McAdam’s tax-qualified pension benefit was determined under two formulas: (i) for the period from January 1, 2001 until May 31, 2004, a cash balance formula that provided pay credits equal to two percent of annual eligible pay up to the IRS compensation limit (under the cash balance formula, a participant’s account balance is also credited on an ongoing basis with interest credits based upon the 30-year Treasury bond); and (ii) a final average pay formula based on 24 years of service multiplied by 1.45% of Mr. McAdam’s average annual eligible pay for the five final consecutive years for each year of service through the end of 2006. In 2008, the Verizon Wireless Retirement Plan was amended to recognize eligibility service and age increases for employees who transferred to Verizon Communications on or after January 1, 2001. As a result, Mr. McAdam can continue to accrue service towards an unreduced service pension. Mr. McAdam’s nonqualified plan benefit was determined using the 1.45% final average pay formula and was calculated based on 10 years of service and only included his eligible pay in excess of the IRS compensation limit through the end of 2006, at which time no further adjustments to eligible pay were recognized under the plan. For Mr. McAdam, eligible pay consisted of base salary and the short-term incentive award. No participant under the plan was eligible for cash balance credits under the nonqualified portion of the plan.

(3)	Mr. Townsend participates in the Vodafone Group Pension Scheme as described on page 58. The amount listed above represents the total value of his pension benefit at the end of 2009.

(4)

Mr. Mead is entitled to both a tax-qualified benefit under the Verizon Management Pension Plan and nonqualified pension benefit under the Verizon Excess Pension Plan. As a former employee of GTE Wireless Incorporated, Mr. Mead is eligible for a pension based on two highest average pay formulas. The first formula is based on 1.35% of his average annual eligible pay for the five highest consecutive eligible years of service. The second formula is also based on eligible pay for the five highest consecutive eligible years of service and is integrated with social security, with a 1.15% accrual for eligible pay under the social security integration level and a 1.45% accrual above the social security integration level. The nonqualified benefit is the difference between the results of these formulas with and without the Internal Revenue Code limits on tax-qualified plans applied. There is also a cash balance pension formula noted below that is applicable.

Both of the highest average pay formulas noted above were discontinued on May 31, 2004 for former GTE Wireless employees employed by Verizon Wireless, and Mr. Mead ceased to accrue a pension under those formulas on May 31, 2004. Effective October 23, 2005, Mr. Mead transferred from Verizon Wireless to Verizon Communications, and he started to again earn a pension under the 1.35% highest average pay formula. (He did not start to again earn a pension under the 1.15%/1.45% social security integrated formula because it had been discontinued prior to his transfer to Verizon Communications.) Mr. Mead’s service with Verizon Wireless from June 1, 2004 through October 22, 2005 was excluded from the 1.35% highest average pay formula. Effective October 23, 2005, Mr. Mead also became eligible to earn a pension under a cash balance formula that provided for pension pay credits equal to seven percent (based on age and eligible service) of eligible pay and monthly interest credits. Accruals under the 1.35% highest average pay formula and cash balance formula were frozen effective June 30, 2006, and as a transition matter plan participants (including Mr. Mead) were provided additional benefits until the end of 2007.

At the time of Mr. Mead’s transfer from Verizon Wireless to Verizon Communications effective October 23, 2005, the value of his nonqualified benefit was determined as a lump sum, and a nonqualified cash balance account was created under the Verizon Excess Pension Plan using this value as the opening balance as of November 1, 2005. Mr. Mead earned retirement pay credits equal to seven percent (based on age and eligible service) of annual eligible pay in excess of the pay cap for each year of service after October 23, 2005, including monthly interest credits. Accruals under the nonqualified cash balance formula were frozen effective June 30, 2006, and as a transition matter plan participants (including Mr. Mead) were provided additional benefits until the end of 2007.

(5)

Mr. Zipperstein is entitled to a tax-qualified pension benefit under this plan. As a former employee of GTE Corporation, Mr. Zipperstein was eligible to earn a pension under a highest average pay formula based on 1.35% of the executive’s average annual eligible pay for the five highest consecutive years for each year of service and a modified highest average pay formula. The modified highest average pay formula was based on the better of the 1.35% formula referenced above or a formula that was integrated with social security, with a 1.15% accrual for eligible pay under the social security integration level and 1.45% above the social security integration level. Both highest average pay formulas were discontinued on May 31, 2004 for all former GTE employees who did not have 10 years of service as of January 1, 2002. Mr. Zipperstein ceased to accrue a pension under those formulas when he transferred to Verizon Wireless on January 1, 2004. Mr. Zipperstein was also eligible to earn a pension under a cash balance formula that provided for retirement pay credits equal to between four and seven percent (depending on age and service) of annual eligible pay for each year of service through December 31, 2003. Under the cash balance formula, a participant’s account balance is also credited with monthly interest based upon the prevailing market yields on certain U.S. Treasury obligations.

(6)

Mr. Plating is entitled to a tax-qualified pension benefit under this plan. The tax-qualified pension benefit was determined as follows: for the period from January 1, 2001 until May 31, 2004, a cash balance formula that provided pay credits equal to two percent of annual eligible pay up to the IRS compensation limit (under the cash balance formula, a participant’s account balance is also credited on an ongoing basis with interest credits based upon the 30-year Treasury bond). Mr. Plating is no longer accruing any additional benefits under this plan.

Mr. Stratton is not eligible for any pension benefits.

Defined Contribution Savings Plans

During 2009, Messrs. Zipperstein and Plating were eligible to participate in the Company’s tax-qualified defined contribution savings plan, the Verizon Wireless Savings and Retirement Plan, which is referred to as the Savings Plan, its nonqualified defined contribution savings plan, the Verizon Wireless Executive Deferral Plan, which is referred to as the Deferral Plan, and the Verizon Communications Executive Deferral Plan.

Messrs. Zipperstein and Plating were permitted to defer up to 16% of their eligible pay into the Savings Plan provided they did not exceed the IRS qualified plan compensation limit. The Company provides a matching contribution equal to 100% of the first 6% of eligible pay that any participant contributes to the Savings Plan. If a participant’s compensation exceeds the IRS compensation limit, he or she can contribute additional amounts into the Deferral Plan, and the Company provides a matching contribution percentage under that plan equal to the matching contribution in the Savings Plan. Under the Deferral Plan, a participant may defer up to 100% of base salary in excess of the IRS compensation limit and short-term incentive compensation. Long-term incentive compensation, such as PSUs and RSUs, may be deferred under the Verizon Communications Executive Deferral Plan and are not eligible for Company matching contributions.

Messrs. Zipperstein and Plating are eligible for an additional discretionary profit-sharing contribution to the Savings and Deferral Plans of up to 3% of eligible pay. In determining whether to make a profit-sharing contribution, the Committee uses the same criteria it uses to determine the short-term incentive award paid to employees at the company level. For 2009, based upon the Company’s performance, a 2.25% profit-sharing contribution was approved. The named executive officers receive a portion of their profit-sharing contribution in the Deferral Plan attributable to pay earned in excess of the annual IRS qualified plan compensation limit and/or contributions in excess of the annual IRS qualified plan additions limit.

During 2009, Messrs. McAdam, Mead and Stratton participated in the Verizon Communications Management Savings Plan and the Verizon Communications Executive Deferral Plan. Participants are permitted to defer up to 16% of their eligible pay into the Verizon Communications Savings Plan, up to the IRS qualified plan compensation limit. Verizon Communications provides a matching contribution equal to 100% of the first 6% of eligible pay that a participant contributes to the Verizon Communications Management Savings Plan. If a participant’s compensation exceeds the IRS compensation limit, he can generally contribute additional amounts into the Deferral Plan, and Verizon Communications provides a matching contribution in that plan similar to the matching contribution in the savings plan. Compensation eligible for deferral under the Deferral Plan includes 100% of base salary in excess of the IRS compensation limit, short-term incentive compensation and long-term incentive compensation. Under the Verizon Communications Management Savings Plan, Messrs. McAdam, Mead and Stratton were eligible for an additional discretionary matching contribution of up to 2% of eligible pay. In determining any additional discretionary matching contribution, the Verizon Committee uses the same criteria it uses to determine the short-term incentive award that is paid to employees at the corporate level. For 2009, based upon the short-term incentive award being paid at 75% of target, a 1.0% discretionary matching contribution was approved by the Verizon Committee. Deferrals of long-term incentive compensation are made under the Verizon Communications Executive Deferral Plan and are not eligible for any Verizon Communications matching contributions.

Participants in the Verizon Communications and Verizon Wireless Executive Deferral Plans may elect to invest these amounts in a hypothetical cash account that earns a return rate equal to the long-term, high-grade corporate bond yield average as published by Moody’s or in the other hypothetical investment options available to all plan participants.

Mr. Townsend participates in the Vodafone UK Defined Contribution Pension Plan as described on page 58.

The following table shows the 2009 account activity for each named executive officer, other than Mr. Townsend, and includes each executive’s contributions, Company matching contributions, earnings, withdrawals and distributions and the aggregate balance of his total deferral account as of December 31, 2009.

Nonqualified Deferred Compensation

Name (a)		Executive Contributions in Last FY(1) ($) (b)	Registrant Contributions in Last FY(2) ($) (c)	Aggregate Earnings in Last FY ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
Mr. McAdam	Verizon Executive Deferral Plan	916,519	109,854	140,747	0	2,413,454
	Verizon Wireless Executive Deferral Plan	0	0	22,700	0	376,769
	Verizon Wireless Executive Savings Plan	0	0	107,941	0	1,791,597
Mr. Mead	Verizon Executive Deferral Plan	908,044	56,556	219,710	0	4,085,485
	Verizon Income Deferral Plan	0	0	14,354	0	238,241
	Verizon Wireless Executive Deferral Plan	0	0	72,523	0	1,203,721
	Verizon Wireless Executive Savings Plan	0	0	69,489	0	1,188,406
Mr. Stratton	Verizon Executive Deferral Plan	462,897	57,879	85,613	0	1,476,845
	Verizon Wireless Executive Deferral Plan	0	0	56,557	0	748,789
	Verizon Wireless Executive Savings Plan	0	0	151,433	0	2,325,785
Mr. Zipperstein	Verizon Executive Deferral Plan	0	0	83,147	0	1,396,294
	Verizon Income Deferral Plan	0	0	93,786	0	1,788,340
	Verizon Wireless Executive Deferral Plan	122,317	55,454	84,453	0	1,456,034
	Verizon Wireless Executive Savings Plan	0	0	2,779	0	30,693
Mr. Plating	Verizon Executive Deferral Plan	0	0	28,309	0	469,863
	Verizon Wireless Executive Deferral Plan	84,937	81,128	112,278	0	1,908,410
	Verizon Wireless Executive Savings Plan	0	0	197,661	0	3,280,048
(1)

Of the amounts listed in this column, the following amounts are also included in the Summary Compensation Table in columns (c) and (j): for Mr. McAdam, $34,800; for Mr. Mead, $84,577; for Mr. Stratton, $122,500, for Mr. Zipperstein, $45,277 and for Mr. Plating, $27,000.

(2)	The amounts listed in this column are also included in columns (i) and (j) of the Summary Compensation Table.

Employment Agreements

The Company has employment agreements with Messrs. Stratton and Zipperstein. Mr. McAdam is party to an employment agreement with Verizon Communications. Mr. Mead does not have an employment agreement with the Company.

The compensation levels established under each of the employment agreements reflected the Company’s general compensation practices, as applicable to each individual’s position, at the time the agreements were entered into. The severance benefits established, and the circumstances under which they would be payable, are appropriate based on each executive’s position and tenure, and competitive practices at the time of execution of the agreements. Consistent with these competitive practices, the definitions of “cause” and “good reason” incorporated into the agreements were selected to assure that the executives would be fairly compensated in the event that they were denied the opportunity to fulfill the terms of their agreements, or materially altered the terms and conditions under which they were to perform their services.

The services of Mr. Townsend were seconded to us by Vodafone on January 1, 2005. Mr. Townsend has an international assignment agreement with Vodafone, which sets forth the key provisions of his compensation including his compensation level and other payments and benefits associated with his assignment with the Company.

Arrangements Related to Changes in Control

Under Mr. McAdam’s employment agreement with Verizon Communications, a Change in Control will occur if:

•	Any person becomes a beneficial owner of shares representing twenty percent or more of Verizon Communications’ outstanding voting stock;

•	Verizon Communications consummates a merger, consolidation, reorganization or any other business combination; or

•	The board of directors of Verizon Communications adopts resolutions authorizing the liquidation or dissolution, or sale of all or substantially all of the assets, of Verizon Communications.

However, a Change in Control will not occur if:

•

The amount of Verizon Communications’ voting stock outstanding immediately before the transaction represents at least forty-five percent of the combined voting power of the parent corporation that survives the transaction;

•	The then current members of the board of directors of Verizon Communications constitute at least one-half of the board of directors of the surviving corporation;

•	Verizon Communications’ CEO will be the CEO of the surviving corporation; and

•	The headquarters of the surviving parent corporation is located in New York, New York.

Under the employment agreements with Messrs. Stratton and Zipperstein, a Change in Control will occur if:

(1)

A sale or transfer of more than 50% of the Company’s assets to an entity other than: (a) Verizon Communications or any affiliate or subsidiary or successor thereof (collectively, “Verizon Companies”) or (b) Vodafone or any affiliate or subsidiary or successor thereof (“Vodafone Companies”);

(2)	A sale of partnership interests such that Verizon Companies and Vodafone Companies own less than 50% of the partnership interests in the Company; or

(3)

A sale of equity interests in the Company; provided that as a result of (1), (2) or (3), Verizon Companies or Vodafone Companies cease to have “actual management control” of the Company; and provided further, that neither (1) nor (2) nor (3) shall constitute a “Change in Control” if the transaction at issue is an initial public offering or subsequent offerings or distribution to Verizon Companies or Vodafone Companies. “Actual management control” shall mean the possession, direct or indirect, of the power to direct or cause the direction of the management of the Company as it may be constituted following the event described in (1), (2) or (3) above (including, without limitation, the power to appoint a majority of the Board of Representatives or other comparable governing body of such entity), whether through the beneficial ownership of voting securities or other ownership interest, by contract or otherwise, whether the loss of actual management control is voluntary or involuntary or the result of any merger, tender offer, stock purchase, other stock acquisition, consolidation, recapitalization, reverse split, or sale or transfer of assets. In addition to items (1), (2) or (3) above, within twelve months following a “Change of Control,” the executive must have good reason to terminate his employment.

Messrs. McAdam’s and Stratton’s outstanding executive employment agreements have not been renewed and will expire by their terms at the end of the remaining portion of the applicable two-year term provided for under such agreements. Eligibility for any separation benefits provided under these agreements will also expire at the end of the applicable term. In addition, Messrs. McAdam’s and Stratton’s outstanding executive employment agreements were amended in early 2010, effective December 31, 2009, to eliminate the tax gross-up payment that was provided under the terms of their agreements with respect to the excise tax liability under Internal Revenue Code Section 4999 related to any Section 280G excess parachute payments. As a result, none of the continuing named executive officers is eligible for any such excise tax gross-up payments. The Verizon Committee and the Verizon Wireless Committee believe that eliminating the excise tax gross-up on Section 280G excess parachute payments is in accordance with emerging compensation best practices. In addition, the Verizon Committee and the Verizon Wireless Committee believe that they can still attract and motivate a talented and diverse executive workforce with the adoption of the Verizon Senior Manager Severance Plan and Verizon Wireless Senior Manager Severance Plan, which are discussed in more detail above.

Severance and Change in Control Benefits

The following tables show the specific payments that would have been made to the named executive officers, other than Mr. Townsend, if a termination, death, disability or a Change in Control had occurred on December 31, 2009. The footnotes to these tables appear following the tables.

The following tables do not include amounts payable upon termination for pension benefits and accrued balances under any nonqualified deferred compensation plans. Those benefits are described above in the Pension Benefits and the Nonqualified Deferred Compensation tables above, respectively.

These tables also do not include amounts that would be payable to the named executive officers under the Verizon Senior Manager Severance Plan or the Verizon Wireless Senior Manager Severance Plan described above, because those plans were not in effect on December 31, 2009. Under the plans, to the extent that a continuing named executive officer does not have an employment agreement and has been involuntarily terminated without cause or the independent members of the Board determine that there has been a qualifying separation, the officer is eligible to receive a lump-sum cash separation payment equal to two times his or her base salary and target short-term incentive opportunity (for Messrs. McAdam and Stratton), or one times his or her base salary and target short-term incentive opportunity (for any other executive officers without an employment agreement), along with continuing medical coverage for the applicable severance period. To the extent that a senior manager is eligible for severance benefits under an outstanding employment agreement or any other arrangement, that person will not be eligible for any duplicative benefits under the severance plan. These plans do not provide for any severance benefits upon a change in control of Verizon Communications or the Company. Mr. Zipperstein currently has an outstanding employment agreement with Verizon Wireless and is therefore not eligible for any separation benefits under the Plan at this time.

Mr. McAdam

Executive Benefits and Payments Upon Termination	Retirement ($)	Involuntary Termination Without Cause ($)	Involuntary Termination For Cause ($)	Voluntary Termination For Good Reason ($)	Change In Control Without Termination ($)	Death ($)	Disability ($)
Compensation:
Base Salary	0	0	0	0	0	0	0
Short-term Incentive	928,125	928,125	0	928,125	928,125	928,125	928,125
Long-term Incentives(1)
Performance Stock Units
2008 PSU Grant	2,583,212	2,583,212	0	2,583,212	2,583,212	2,583,212	2,583,212
2009 PSU Grant	2,438,169	2,438,169	0	2,438,169	2,438,169	2,438,169	2,438,169
Special 2009 PSU Grant	0	4,545,303	0	0	0	4,545,303	4,545,303
Restricted Stock Units
2008 RSU Grant	1,722,031	1,722,031	0	1,722,031	1,722,031	1,722,031	1,722,031
2009 RSU Grant	1,625,325	1,625,325	0	1,625,325	1,625,325	1,625,325	1,625,325
Employment Agreement(2)	0	2,887,500	0	2,887,500	0	1,443,750	0
Benefits and Perquisites:
Disability Benefits(3)	0	0	0	0	0	0	1,685,163
Executive Life Insurance(4)	305,112	305,112	0	305,112	0	7,220,000	305,112
Tax Gross-up(5)	248,631	248,631	0	248,631	0	0	248,631
Financial Planning	10,000	10,000	0	10,000	0	10,000	10,000
Outplacement Services	0	14,500	0	14,500	0	0	0
280G Tax Gross-up(6)	NA	NA	NA	NA	NA	NA	NA
Total	9,860,605	17,307,908	0	12,762,605	9,296,862	22,515,915	16,091,071

Mr. Mead

Executive Benefits and Payments Upon Termination	Retirement ($)	Involuntary Termination Without Cause ($)	Involuntary Termination For Cause ($)	Voluntary Termination For Good Reason ($)	Change In Control Without Termination ($)	Death ($)	Disability ($)
Compensation:
Base Salary	0	0	0	0	0	0	0
Short-term Incentive	646,875	646,875	0	646,875	0	646,875	646,875
Long-term Incentives(1)
Performance Stock Units
2008 PSU Grant	1,413,525	1,413,525	0	1,413,525	1,413,525	1,413,525	1,413,525
2009 PSU Grant	1,551,511	1,551,511	0	1,551,511	1,551,511	1,551,511	1,551,511
Restricted Stock Units
2008 RSU Grant	942,350	942,350	0	942,350	942,350	942,350	942,350
2009 RSU Grant	1,034,352	1,034,352	0	1,034,352	1,034,352	1,034,352	1,034,352
Employment Agreement	NA	NA	NA	NA	NA	NA	NA
Severance Payment(2)	0	2,012,500	0	2,012,500	0	0	0
Benefits and Perquisites:
Disability Benefits(3)	0	0	0	0	0	0	0
Executive Life Insurance(4)	163,764	163,764	0	163,764	0	4,595,000	163,764
Tax Gross-up(5)	100,670	100,670	0	100,670	0	0	100,670
Financial Planning	10,000	10,000	0	10,000	0	10,000	10,000
Outplacement Services	0	15,000	0	15,000	0	0	0
Other Benefit Per Contract	0	0	0	0	0	0	0
280G Tax Gross-up	NA	NA	NA	NA	NA	NA	NA
Total	5,863,047	7,890,547	0	7,890,547	4,941,738	10,193,613	5,863,047

Mr. Stratton

Executive Benefits and Payments Upon Termination	Retirement ($)	Involuntary Termination Without Cause ($)	Involuntary Termination For Cause ($)	Voluntary Termination For Good Reason ($)	Voluntary Termination Without Good Reason ($)	Change in Control Without Termination ($)	Death ($)	Disability ($)
Compensation:
Base Salary	0	0	0	0	0	0	0	0
Short-term Incentive	551,250	551,250	0	551,250	0	0	551,250	551,250
Long-term Incentives(1)
Performance Stock Units
2008 PSU Grant	1,461,265	1,461,265	0	1,461,265	0	1,461,265	1,461,265	1,461,265
2009 PSU Grant	1,379,235	1,379,235	0	1,379,235	0	1,379,235	1,379,235	1,379,235
Restricted Stock Units
2008 RSU Grant	974,320	974,320	0	974,320	0	974,320	974,320	974,320
2009 RSU Grant	919,589	919,589	0	919,589	0	919,589	919,589	919,589
Employment Agreement(2)	0	1,715,000	0	1,715,000	0	0	1,715,000	1,715,000
Benefits and Perquisites:
Disability Benefits(3)	0	0	0	0	0	0	0	0
Executive Life Insurance(4)	230,193	230,193	0	230,193	0	0	4,290,000	230,193
Tax Gross-up(5)	187,580	187,580	0	187,580	0	0	0	187,580
Financial Planning	10,000	10,000	0	10,000	0	0	10,000	10,000
Outplacement Services	0	15,000	0	15,000	0	0	0	0
Other Benefit Per Contract	0	0	0	0	0	0	0	0
280G Tax Gross-up	NA	NA	NA	NA	NA	NA	NA	NA
Total	5,713,432	7,443,432	0	7,443,432	0	4,734,409	11,300,659	7,428,432

Mr. Zipperstein

Executive Benefits and Payments Upon Termination	Retirement ($)	Involuntary Termination Without Cause ($)	Involuntary Termination For Cause ($)	Voluntary Termination For Good Reason ($)	Voluntary Termination Without Good Reason ($)	Change in Control Without Termination ($)	Death ($)	Disability ($)
Compensation:
Base Salary	NA	0	0	0	0	0	0	0
Short-term Incentive	NA	427,500	0	427,500	0	0	427,500	427,500
Long-term Incentives(1)
Performance Stock Units
2008 PSU Grant	NA	765,701	0	765,701	0	765,701	765,701	765,701
2009 PSU Grant	NA	722,731	0	722,731	0	722,731	722,731	722,731
Restricted Stock Units						0
2008 RSU Grant	NA	510,467	0	510,467	0	510,467	510,467	510,467
2009 RSU Grant	NA	1,593,156	0	1,593,156	0	1,593,156	1,593,156	1,593,156
Employment Agreement(2)	NA	1,140,000	0	1,140,000	0	0	0	0
Benefits and Perquisites:
Disability Benefits(3)	NA	0	0	0	0	0	0	0
Executive Life Insurance(4)	NA	304,624	0	304,624	0	N/A	3,800,000	304,624
Tax Gross-up(5)	NA	248,233	0	248,233	0	N/A	0	248,233
Financial Planning	NA	10,000	0	10,000	0	0	10,000	10,000
Outplacement Services	NA	15,000	0	15,000	0	0	0	0
Other Benefit Per Contract	NA	0	0	0	0	0	0	0
280G Tax Gross-up	NA	NA	NA	NA	NA	NA	NA	NA
Total	NA	5,737,412	0	5,737,412	0	3,592,055	7,829,555	4,582,412

Mr. Plating(7)

Executive Benefits and Payments Upon Termination	Retirement ($)	Involuntary Termination Without Cause ($)	Involuntary Termination For Cause ($)	Voluntary Termination For Good Reason ($)	Voluntary Termination Without Good Reason ($)	Change in Control Without Termination ($)	Death ($)	Disability ($)
Compensation:
Base Salary	0	0	0	0	0	0	0	0
Short-term Incentive	579,375	579,375	0	579,375	0	0	579,375	579,375
Long-term Incentives(1)
Performance Stock Units
2008 PSU Grant	1,535,841	1,535,841	0	1,535,841	0	1,535,841	1,535,841	1,535,841
2009 PSU Grant	1,449,603	1,449,603	0	1,449,603	0	1,449,603	1,449,603	1,449,603
Restricted Stock Units
2008 RSU Grant	1,023,883	1,023,883	0	1,023,883	0	1,023,883	1,023,883	1,023,883
2009 RSU Grant	966,402	966,402	0	966,402	0	966,402	966,402	966,402
Employment Agreement(2)	0	1,802,500	0	1,802,500	0	0	0	0
Benefits and Perquisites:
Disability Benefits(3)	0	0	0	0	0	0	0	0
Executive Life Insurance(4)	184,549	184,549	0	184,549	0	0	4,510,000	184,549
Tax Gross-up(5)	133,639	133,639	0	133,639	0	0	0	133,639
Financial Planning	0	0	0	0	0	0	0	0
Outplacement Services	0	15,000	0	15,000	0	0	0	0
Other Benefit Per Contract	0	0	0	0	0	0	0	0
280G Tax Gross-up	NA	NA	NA	NA	NA	NA	NA	NA
Total	5,873,292	7,690,792	0	7,690,792	0	4,975,729	10,065,104	5,873,292

(1)	The estimated value of the 2008 and 2009 PSU and RSU awards that would have been payable pursuant to the terms of the award agreements upon retirement on December 31, 2009 were calculated using:

•	$33.13, the closing price of Verizon Communications’ stock on December 31, 2009; and

•	For PSUs, the grant date fair value based on the vesting of 100% of the nominal PSUs awarded.

If a Change in Control occurs, all of the PSU awards, other than Mr. McAdam’s special 2009 PSU award, including dividend equivalent units accrued to date, will be immediately payable at their target amount and all RSU awards, including dividend equivalent unit’s accrued year-to-date, will be immediately payable.

(2)	The employment agreements for Messrs. McAdam, Stratton and Zipperstein provide that:

•

If the executive resigns or voluntarily retires, the executive is eligible for a prorated Short-Term Plan award or a Verizon Communications Short-Term Incentive Plan award for the year of retirement (subject to attainment of the actual performance measures) and vesting and payment of outstanding Long-Term Plan awards on the regularly scheduled dates. Mr. McAdam’s special performance stock unit award granted on December 18, 2009 will be forfeited in the event of a voluntary separation, including retirement, prior to December 31, 2012. PSUs will be paid to the extent that Verizon Communications’ relative TSR meets or exceeds threshold performance objectives.

•

If Messrs. McAdam’s or Stratton’s employment is involuntarily terminated without cause, or is terminated as a result of death or disability, or is voluntarily terminated for good reason, they will receive the lump-sum cash severance payment provided in their employment agreement, the ability to exercise outstanding cash-settled partnership value appreciation rights until the earlier of five years after the date of termination or the date on which the rights expire, and vesting and payment of outstanding Long-Term Plan awards on the regularly scheduled dates. PSUs will be paid to the extent that Verizon Communications’ performance meets or exceeds threshold performance objectives. Good reason is generally defined as a material breach of the executive’s employment agreement, a material reduction in the executive’s overall compensation opportunities or a change of more than 50 miles in the executive’s principal work location.

•

If Mr. Zipperstein’s employment is involuntarily terminated without cause or is voluntarily terminated for good reason, the executive will receive the lump-sum cash severance payment provided in the executive’s employment agreement, the ability to exercise outstanding stock options or partnership value appreciation rights until the earlier of five years after the date of termination or the date on which the option or rights expire, and vesting and payment of outstanding Long-Term Plan awards on the regularly scheduled dates. PSUs will be paid to the extent that Verizon Communications’ relative TSR meets or exceeds threshold performance objectives. Good reason is generally defined as assignment to a position that results in a material reduction in the executive’s authority and responsibility, or a reduction in the executive’s base salary, or reduction in the executive’s short- or long-term incentive targets below the targets of similarly situated executives.

•

If the executive’s employment is terminated involuntarily without cause following a Change in Control, the executive will generally receive the same benefits as if the executive’s employment were involuntarily terminated without cause as described above.

•

If Messrs. McAdam’s or Stratton’s employment is terminated as the result of a disability, the separation benefits under his employment agreement will be offset by amounts payable to him under any company-sponsored disability plan.

•

If the executive’s employment is terminated for cause, he or she will no longer receive any salary or benefits and will forfeit any outstanding stock options, any outstanding partnership value appreciation rights and any outstanding PSUs and RSUs. For Messrs. McAdam and Stratton, “cause” is generally defined as grossly incompetent performance or substantial neglect of duties and responsibilities, fraud, misappropriation or embezzlement, a material breach of the Company’s Code of Conduct or Verizon Communications’ Code of Conduct, or conviction of any felony. For Mr. Zipperstein, “cause” is generally defined as breach of the executive’s covenants, insubordination or failure to perform job responsibilities, conviction of crime (other than minor traffic citation or minor misdemeanor), material violation of the Company’s Code of Conduct, or conduct that would harm the reputation of the Company.

•

In order to be eligible for the severance benefits provided under the terms of his Verizon Communications employment agreement, Mr. McAdam must execute a release satisfactory to the Company and Verizon Communications and agree not to compete or interfere with any Verizon business for a period of one year after termination from employment and always to protect the Company’s or Verizon Communications’ trade secrets and proprietary information.

•

In order to be eligible for the severance benefits provided under the terms of their Verizon Wireless employment agreements, Messrs. Stratton and Zipperstein must execute a release satisfactory to the Company and agree not to compete or interfere with any business activities in the wireless communications industry in the United States for a period of one year after termination from employment and always to protect the Company’s trade secrets and proprietary information.

Mr. Plating’s employment agreement contained the same provisions described above for Mr. Zipperstein. In addition, Mr. Plating’s agreement provided that if his employment was involuntarily terminated without cause or was voluntarily terminated for good reason, he would receive a payment equal to two times the sum of his base salary and short-term incentive opportunity at the threshold level.

If Messrs. McAdam’s or Stratton’s employment is involuntarily terminated without cause or is voluntarily terminated for good reason, they are eligible to receive a lump-sum cash payment equal to two times the sum of base salary and short-term incentive opportunity at the threshold level. If Mr. Zipperstein’s employment is involuntarily terminated without cause or is voluntarily terminated for good reason, he will receive one and one-half times the sum of his base salary and short-term incentive opportunity at the threshold level. For Messrs. McAdam and Stratton, upon termination due to death or disability, their agreements provide a benefit equal to the sum of their base salary and the short-term incentive opportunity at the threshold level. For Mr. Zipperstein, upon termination due to death or disability, he is not eligible for any separation benefits.

If Mr. Mead’s employment is involuntarily terminated without cause or for good reason, under the Verizon Wireless policy, he would be eligible to receive a lump-sum cash severance payment equal to two times the sum of his base salary and short-term incentive opportunity at the threshold level.

(3)

Assumes that Mr. McAdam would be immediately eligible for long-term disability benefits from Verizon Communications’ qualified and nonqualified disability benefit plans. The assumptions used to calculate the value of the disability benefit include a discount rate of 6.25% and mortality and recovery based on the 1987 National Association of Insurance Commissioners Group Disability Table. These rates represent the probability of death or recovery between the date of disability and the payment end date. The qualified portion of the disability benefit for Mr. McAdam is estimated at $539,498, and the nonqualified portion of the benefit is estimated at $1,145,665. In order to receive the nonqualified portion of the disability benefit, Mr. McAdam is required to and does pay the premium associated with the qualified portion of the benefit. The long-term disability benefits for Messrs. Mead, Stratton, Zipperstein and Plating are the same as those available to all salaried employees.

(4)

The value of the executive life insurance benefit represents the total amount that would be payable over the life of the policy to the named executive officer under the executive life insurance program, as explained in footnote (4) to the Summary Compensation Table. In the event of the death of the named executive officer on December 31, 2009, his beneficiaries would have been eligible to receive the life insurance benefit shown.

(5)

Represents the tax gross-up associated with the total amount paid to the executive to cover part of the cost of maintaining the policy under the executive life insurance program. Verizon Communications discontinued the practice of making a tax gross-up payment to executives to offset their tax liability related to the payments that Verizon Communications makes to the executives to defray a portion of the premium under Verizon Communications Executive Life Insurance Plan beginning with the 2010 premium payment and for any participants who retire after December 31, 2009.

(6)

In early 2010, the terms of Messrs. McAdam’s and Stratton’s outstanding executive employment agreements were amended to eliminate the tax gross-up payment with respect to the excise tax liability, if any, under Internal Revenue Code Section 4999 related to any Section 280G excess parachute payment. This amendment was effective as of December 31, 2009.

(7)

The Company determined that under the terms and conditions of his employment agreement, upon his departure on December 31, 2009, Mr. Plating was entitled to receive a separation payment of $1,802,500. In addition, Mr. Plating was eligible to receive, and did receive, his Short-Term Plan award payment for 2009 (which was based on the actual level of achievement under the Company’s Short-Term Plan), and he was eligible to receive an executive life insurance benefit, a tax gross-up benefit and outplacement services, in each case as described above. Mr. Plating is also eligible to receive payment on his 2008 and 2009 Long-Term Plan awards, to the extent that they vest, at the end of their respective performance cycles, as described above.

Mr. Townsend

The following table shows the specific payments that Vodafone would have made to Mr. Townsend if a termination, death, disability or a Change in Control of Vodafone had occurred on December 31, 2009. Depending on the reason for the termination of Mr. Townsend’s services (for example, whether his termination is initiated by Vodafone, by us or by mutual agreement), the Company may have no obligation to reimburse Vodafone for the amounts payable to Mr. Townsend, or could be obligated to pay either all or a specified percentage of the amounts that would be payable to him.

Executive Benefits and Payments Upon Termination	Retirement ($)	Involuntary Termination Without Cause ($)	Involuntary Termination For Cause ($)	Voluntary Termination For Good Reason ($)	Change in Control Without Termination ($)	Death ($)	Disability ($)
Compensation:
Base Salary	NA	226,718	0	0	0	0	0
Short-term Incentive	NA	340,077	0	0	0	340,077	340,077
Long-term Incentives(1)
GLTI Performance Shares
2007	NA	318,303	0	0	318,303	318,303	318,303
GLTI Performance Options
2007	NA	0	0	0	0	0	0
GLTI/GLTR Restricted Stock Awards
2008	NA	411,663	0	0	411,663	411,663	411,663
2009	NA	106,314	0	0	106,314	106,314	106,314
AllShares
2008	NA	673	0	0	673	673	673
2009	NA	789	0	0	789	789	789
Employment Agreement(2)	NA	226,718	0	0	0	0	0
Benefits and Perquisites:
Disability Benefits(3)	NA	0	0	0	0	0	1,569,586
Life Insurance(4)	NA	0	0	0	0	1,813,743	0
Financial Planning	NA	0	0	0	0	0	0
Outplacement Services	NA	48,444	0	0	0	0	0
Total	NA	1,679,699	0	0	837,742	2,991,562	2,747,405
(1)

If Mr. Townsend were to leave due to involuntary termination without cause, change in control without termination, death or disability, he would vest in a pro-rated portion of his GLTI and GLTR shares and options based on performance, where applicable, and the number of complete months of service since the start of the vesting period or performance period, where applicable, and the AllShares would vest in full. The estimated value of Mr. Townsend’s GLTI and GLTR shares, GLTI options and AllShares that would have been payable pursuant to the terms of the award agreements were calculated based on his actual service through December 31, 2009 using £1.437, the closing price of Vodafone’s stock on December 31, 2009.

(2)

Pursuant to Vodafone’s termination policy, if Mr. Townsend were to be involuntarily terminated without cause, he would receive six months of his base pay as compensation in addition to six months of his base pay in lieu of notice. He would also be eligible to receive his short-term incentive target on the base salary he earned from April 1, 2009 to December 31, 2009.

(3)

The assumptions used to calculate the value of Mr. Townsend’s disability benefit include a discount rate of 5.90% and mortality and recovery based on the Continuous Mortality Investigation Report Number 12 to allow for the probability of death or recovery from the disability benefit prior to Mr. Townsend reaching age 60. Vodafone has assumed an initial benefit of $302,291, a deferred period of 26 weeks and a benefit escalation of 3%.

(4)

Per Vodafone’s Group Pension Scheme, Mr. Townsend would receive a lump sum life insurance payment equal to 4 times his base salary. In the event of an assumed death of Mr. Townsend on December 31, 2009, his beneficiaries would be eligible to receive the life insurance benefit shown.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our partnership interests held by:

•	each of our named executive officers;

•	each member of our board of representatives;

•	each holder of more than 5% of our outstanding partnership interests; and

•	all current representatives and executive officers as a group.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power regarding all partnership interests. No named executive officer or representative holds greater than 1% of the outstanding shares of Verizon Communications or Vodafone.

Name and Address of Beneficial Owner	% Partnership Interest
Verizon Communications Inc.(1)	55.0%
140 West Street
New York, NY
Vodafone Group Plc(2)	45.0%
Vodafone House
The Connection
Newbury, Berkshire
RG14 2FN England
Ivan G. Seidenberg	0%
Vittorio Colao	0%
Marc C. Reed	0%
John F. Killian	0%
Andrew N. Halford	0%
Stephen C. Pusey	0%
Terry D. Kramer	0%
Lowell C. McAdam	0%
Daniel S. Mead	0%
John Townsend	0%
John G. Stratton	0%
Steven E. Zipperstein	0%
All representatives and executive officers as a group (18 persons)	0%

(1)	Includes partnership interests held of record by the following subsidiaries of Verizon Communications: Bell Atlantic Mobile Systems, Inc. and GTE Wireless Incorporated.

(2)	Includes partnership interests held of record by the following subsidiaries of Vodafone: PCS Nucleus, L.P. and JV Partnerco, LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

U.S. Wireless Alliance Agreement

General

On September 21, 1999, Bell Atlantic, now known as Verizon Communications, and Vodafone entered into an alliance agreement to create a wireless business composed of both companies’ U.S. wireless assets, as amended, which we refer to as the “Alliance Agreement.” For this purpose, Verizon Communications and Vodafone agreed to amend and restate the existing Partnership Agreement of Cellco Partnership, which had previously been owned solely by Verizon Communications and through which Verizon Communications operated its Bell Atlantic Mobile wireless business. Pursuant to the Alliance Agreement, Vodafone and Verizon Communications transferred specific U.S. wireless assets and liabilities to us in exchange for partnership interests in us. The assets were conveyed in two stages. The first stage occurred in April 2000 and related to the transfer of specific wireless assets and liabilities of Vodafone and Verizon Communications’ interest in PrimeCo Communications, L.P., (“PrimeCo”), a wireless joint venture of Verizon Communications and Vodafone, and other assets to us. The second stage occurred in July 2000 and related to the transfer of specific wireless assets and liabilities that were acquired by Verizon Communications through Bell Atlantic’s merger with GTE Corporation (which included GTE Wireless). After these contributions, Verizon Communications has an aggregate partnership interest equal to 55%, and Vodafone has an aggregate partnership interest equal to 45%.

Indemnification

The Alliance Agreement provides for customary indemnification of us by Verizon Communications and Vodafone, subject in some cases to limitations including caps, deductibles and time limitations. Among other things, it provides that Verizon Communications will indemnify us for any losses that may result from, arise out of or relate to any claim, litigation or proceeding arising out of events or a cause of action which existed prior to April 3, 2000, in the case of claims relating to specified Cellco Partnership assets, or prior to July 10, 2000, in the case of claims relating to the assets transferred to us by Verizon Communications, with the exception of PrimeCo assets and except to the extent the claims arise out of transactions contemplated by the Alliance Agreement.

Similarly, Vodafone will indemnify us for any losses that may result from, arise out of or relate to any claim, litigation or proceeding arising out of events or a cause of action which existed prior to April 3, 2000, in the case of claims relating to all assets transferred to us by Vodafone in the first stage closing, or prior to July 10, 2000, in the case of claims relating to the assets transferred to us by Vodafone in the second stage closing, with the exception of PrimeCo assets and except to the extent the claims arise out of transactions contemplated by the Alliance Agreement.

The Alliance Agreement also includes a tax indemnity by each of our Partners to us with respect to any pre-closing income tax liability, although we are generally liable for pre-closing tax liabilities not involving income taxes, and with respect to breaches by our Partners of their respective representations and warranties. The time limitations applicable to claims under these indemnities have expired, with the exception of claims that may arise in limited circumstances.

The Alliance Agreement provides that we have to indemnify Verizon Communications and Vodafone for losses that may result from the liabilities that we have assumed or from events that occur after the applicable closing dates with respect to transferred assets. Our indemnification obligations for such losses are not subject to time or other limitations.

No indemnification claims under the Alliance Agreement were outstanding as of the date of this filing.

In connection with the Alliance Agreement, Verizon Communications, PrimeCo, GTE Wireless and Vodafone were required to dispose of various assets to eliminate overlapping networks. Our Partners retained the cash proceeds of these dispositions. We signed an indemnity agreement in the form contemplated by the Alliance Agreement in connection with each such disposition and related acquisition of assets, property rights, liabilities or obligations made by Verizon Communications, including GTE Wireless, or Vodafone as a result of that requirement. Under these indemnity agreements, we are required to indemnify, without limitation, the selling Partner or its affiliates for any losses they may incur as a result of indemnification they are required to provide in connection with those dispositions, unless the facts or circumstances triggering the losses were of the type that would be covered by the indemnity provided to us in the Alliance Agreement. In addition, the applicable Partner and its affiliates agreed to indemnify us for any losses arising out of assets purchased to the extent that they receive reimbursement from the third party for those losses under indemnity rights in the applicable purchase agreement.

Settlement Strategy Agreement

Vodafone and Verizon Communications have entered into a settlement strategy agreement, as amended, which we refer to as the “Settlement Strategy Agreement,” which sets out the principal terms upon which Vodafone and Verizon Communications intend to minimize the possibility of potential litigation and to pursue a settlement of any claims made or litigation commenced in connection with the Alliance Agreement. Pursuant to the Settlement Strategy Agreement, we were given full authority to obtain consents with respect to claimed rights of consent, rights of first refusal, put rights, default or similar claims made by a third party with respect to the assets conveyed pursuant to the Alliance Agreement. The Settlement Strategy Agreement contemplates that the resolution of third-party rights with respect to a conveyed asset may result in a payment by a Partner to the right holder, a sale by a Partner of the conveyed asset to the right holder and/or a purchase by a Partner of an additional ownership interest in the conveyed asset. Beginning April 3, 2000, all claims, litigation and proceedings arising out of or relating to the transactions contemplated by the Alliance Agreement are liabilities assumed by us for purposes of the Alliance Agreement.

Partnership Agreement

Partnership Governance

Pursuant to the Amended and Restated Partnership Agreement dated April 3, 2000, as amended from time to time, which we refer to as the “Partnership Agreement,” our company is governed by a board of representatives that comprises five Verizon Communications representatives and four Vodafone representatives, so long as Verizon Communications and Vodafone each owns at least 20% of the Partnership. Other than as described below, any action by the board of representatives requires the approval of a majority of the representatives on the board present and voting at a duly constituted meeting of the board at which a quorum is present, or a written consent signed by the number of representatives on the board of representatives which is necessary to approve the action at a duly called meeting of the board of representatives.

The Partnership Agreement provides that the following matters require approval by at least two representatives of each of Verizon Communications and Vodafone so long as Vodafone and its included affiliates, as defined below under “—Restrictions on Transfer,” own at least 20% of the Partnership:

•

our engagement in any line of business or activity other than the business described below under “—Business of the Partnership” or any other business that is necessary, appropriate or incidental thereto;

•

our voluntary dissolution or liquidation or similar actions, or any action contrary to the preservation and maintenance of our existence, rights, franchises and privileges as a Delaware general partnership;

•

any acquisition or disposition or series of related acquisitions or dispositions of assets, net of liabilities, of the Partnership, which in the aggregate have a fair market value in excess of 20% of the fair market value of all of our net assets on a consolidated basis;

•

except pursuant to express provisions of the Alliance Agreement, Investment Agreement (as defined below under “—Investment Agreement”) or the Partnership Agreement, any transaction, agreement or arrangement (or series thereof) with a Partner or affiliate of a Partner relating to: the purchase of products or services having a value of greater than $15 million (other than corporate central services, such as legal, treasury and accounting); intercompany loans or investments of greater than $10 million other than ordinary course cash management operations for balances of not more than $25 million; acquisitions or dispositions of assets having a value in excess of $10 million; or any other transaction, agreement or arrangement involving aggregate consideration having a value of greater than $10 million or having a term in excess of five years;

•

the issuance by us of any partnership interest, or the admission of any partners to the Partnership, other than issuances of partnership interests to, or the admission as a partner of, members of the Verizon Group (as defined below under “—Restrictions on Transfer”), members of the Vodafone Group (as defined below under “—Restrictions on Transfer”) or their respective permitted transferees in accordance with the provisions of the Alliance Agreement, the Investment Agreement or the Partnership Agreement;

•

mergers, consolidations or similar transactions other than acquisitions by us that do not involve the issuance of partnership interests as consideration and for which approval would not otherwise be needed by any other provision of the Partnership Agreement;

•	the redemption or repurchase by us of any partnership interests unless expressly permitted by the Alliance Agreement, the Investment Agreement or the Partnership Agreement;

•	any amendment or modification to the Partnership Agreement;

•	any capital contributions to us by any Partner other than its initial capital contribution; and

•	the selection of, or any decision to remove, our independent auditors if they are also the principal independent auditors for Verizon Communications.

As a result of the composition of our board of representatives, Vodafone has veto power over these significant actions.

In addition, Vodafone has the right to appoint one of our significant officers (i.e., the Chief Financial Officer, Chief Operating Officer, Chief Marketing Officer or Chief Technology Officer) so long as it holds at least 20% of our partnership interests, with the board of representatives determining which of the significant officer positions the Vodafone appointee will hold. Mr. Townsend, our Vice President and Chief Financial Officer, was selected by Vodafone.

Distributions

The Partnership Agreement requires that we make certain distributions to our Partners related to taxes. Until April 3, 2005, we were also required, subject to compliance with specified financial tests, to pay additional non-tax related distributions to our Partners in an amount equal to 70% of our pre-tax net income from continuing operations plus amortization expense related to the amortization of intangible assets arising out of transactions contemplated by the Alliance Agreement, to the extent this amount exceeds the tax distribution. This non-tax related distribution requirement expired in April 2005.

On February 12, 2010, we made an aggregate tax distribution to our Partners of $700 million for the quarter ended December 31, 2009 as well as the $167 million supplemental tax distribution as described below. On November 13, 2009, we made an aggregate tax distribution to our Partners of $464 million for the quarter ended September 30, 2009 as well as the $278 million supplemental tax distribution described below. On August 14, 2009, we made an aggregate tax distribution to our Partners of $691 million for the quarter ended June 30, 2009 as well as the $278 million supplemental tax distribution described below. On May 15, 2009, we made an aggregate tax distribution of $535 million for the quarter ending March 31, 2009. In February 2009, we paid an aggregate tax distribution of $336 million for the quarter ending December 31, 2008. In November 2008, we provided our Partners with the customary calculation of the aggregate tax distribution of $556 million for the quarter ending September 30, 2008. With respect this tax distribution, however, Verizon Communications and Vodafone agreed to defer payment of the distribution until the first to occur of either distribution by us or the passage of five business days after receipt of a written request for distribution delivered to us by Vodafone or Verizon Communications. On April 23, 2009, we made payment of the deferred distribution in full (without interest, premium or other adjustment) to our Partners.

Under our Partnership Agreement, it is contemplated that we will continue to have a policy for non-tax related distributions, which will provide for distributions at a level as determined from time to time by our board of representatives, taking into account relevant factors, including our financial performance and capital requirements. At a board meeting held May 30, 2008, the board unanimously adopted a resolution that, effective upon the closing of the Alltel Acquisition, the board review annually, beginning with the board meeting to be held in December 2008, the company’s debt position and relationship between debt levels and maturities, overall business conditions and potential future dividend distributions as it considers the company’s five-year business plan, with the board to approve by a simple majority vote each year an annual statement about potential future dividends at the conclusion of each such review.

On August 14, 2009, we made a supplemental tax distribution to our Partners in the aggregate amount of $278 million. On November 13, 2009, we made a supplemental tax distribution to our Partners in the aggregate amount of $278 million. Additionally, our Partners have directed us to make the following supplemental tax distributions to them, subject to our board of representatives’ right to reconsider these distributions based on significant changes in overall business and financial conditions:

•

Three subsequent annual supplemental tax distributions in the amount of $300 million to Vodafone and $367 million to Verizon Communications in each of 2010, 2011 and 2012 will be paid in equal quarterly installments during each of those years on the same dates that the established regular quarterly tax distributions are made—that is, $75 million to Vodafone and $92 million to Verizon Communications on the established regular tax distribution date in February, May, August and November of 2010, 2011 and 2012.

As an exception to the general allocation and distribution provisions in the Partnership Agreement, the Partnership Agreement provides that if we dispose of an asset with a built-in gain for tax purposes that was contributed at the first stage closing in April 2000 or that was contributed to the Partnership in the second stage closing in July 2000, in accordance with applicable tax rules the taxable gain recognized on the disposition of such asset to the extent of the remaining original built-in gain in existence at the time of disposition will be specially allocated to the contributing Partner. The Partnership Agreement also provides for a special distribution, and a special allocation of income, to the contributing Partner in respect of such built-in gain.

Business of the Partnership

Unless otherwise approved by Verizon Communications and Vodafone, the Partnership Agreement limits our business to the acquisition, ownership, operation and maintenance, with the goal of maximizing long-term value, of a wireless communications network that provides a full range of wireless voice and data services, including wireless Internet access and long-distance resale, throughout the United States to the extent that these services are commercially economic or are competitively necessary, as well as any business necessary, appropriate or incidental to that business.

Non-competition

The Partnership Agreement provides that no Partner or affiliate of a Partner may engage in the provision of mobile telecommunications services, whether directly or as a reseller, in the United States, but excluding Puerto Rico and its other possessions and territories, including 3G services delivered over any wireless spectrum, other than through the Partnership. These prohibitions generally do not restrict Partners or their affiliates from the following:

•

fixed wireless local loop or wireless telecommunications businesses engaged in by a Partner or its affiliates as an adjunct to its wireline service offering, fixed wireless high speed data services, fixed wireless video services and satellite communications services;

•

any wireless business opportunity that is rejected by our board of representatives so long as each of the representatives designated by the Partner desiring to pursue the opportunity voted in favor of the Partner’s pursuit of that business; provided that once that Partner begins to pursue that business opportunity, the other Partners may also do so;

•	any wireless activity engaged in by an entity in which a Partner owns less than 40% of the total equity and with respect to which such Partner does not have more than protective rights;

•	any investment in any entity to the extent that it does not exceed 10% of the equity of that entity except as a result of equity repurchases or recapitalizations;

•

any wireless business acquired by Verizon Communications or Vodafone, or their respective affiliates, as part of a larger business combination where the wireless business does not represent more than 40% of the total value of the acquired business;

•	any significant corporate transaction to which either Verizon Communications or Vodafone is a party and which results in a significant change in control of Verizon Communications or Vodafone;

•	a Partner from owning or acquiring specified assets identified in the Alliance Agreement; or

•

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

Other than the non-compete provisions described above, the Partnership Agreement does not limit the businesses or activities of any Partner even if those businesses or activities are competitive with us. The Partnership Agreement further states that if a Partner or its affiliates, officers, directors or employees acquire knowledge of a corporate opportunity that may be an opportunity for both us and that Partner, it will not have any obligation to transmit the opportunity to us and will have no liability for choosing to pursue the opportunity itself.

Restrictions on Transfer

A Partner generally does not have the right, directly or indirectly, to transfer any of the partnership interests held by that Partner, other than the following permitted transfers:

•	Transfers in accordance with the Alliance Agreement and the Investment Agreement.

•

A Partner has the right, without the consent of the other Partners, to transfer ownership of all or any part of its partnership interest to a wholly-owned, direct or indirect subsidiary of either Verizon Communications or Vodafone. A Partner may also, without the consent of the other Partners, make transfers of 10% or more of its partnership interests, and make up to three transfers of less than a 10% partnership interest (so long as the aggregate partnership interest transferred does not exceed 10%), to any of its affiliates if more than 50% of the common equity and voting power in the affiliate is owned by the transferring Partner. Wholly-owned subsidiaries and these other affiliates who receive less than 10% of the partnership interests are referred to as “included affiliates.” Verizon Communications, its subsidiaries and its affiliates that receive partnership interests in accordance with this paragraph are referred to as the Verizon Group, and Vodafone, its subsidiaries and affiliates who similarly receive partnership interests are referred to as the Vodafone Group.

•

Any Partner may generally transfer a 10% or greater partnership interest to any single person, subject to rights of first refusal held by each other Partner that, together with its wholly-owned subsidiaries, owns more than 20% of our partnership interests. Sales by Verizon Communications and its affiliates are not subject to this right of first refusal. However, so long as Vodafone holds at least 30% of our total outstanding partnership interests, then Vodafone will have an option, at a price that would include a 2% premium, to purchase any partnership interests which Verizon Communications intends to transfer if, as a result of the transfer, a third party would succeed to Verizon Communications’ representative designation rights or Verizon Communications or the transferee becomes unable to report their earnings and results of operations with those of the Partnership on a consolidated basis.

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

The Partnership Agreement provides that defined instances of a “change in ownership” of a Partner will be deemed to be a proposed transfer of the partnership interest to which some of the provisions relating to transfers of partnership interests will apply. Neither Verizon Communications’ nor Vodafone’s right to select board representatives or appoint significant officers, among other things, nor Vodafone’s approval rights over the significant actions described above under “—Partnership Agreement—Partnership Governance,” will be transferred to the new holder in the event of a change in ownership unless the holder is an exit transferee or a wholly-owned subsidiary of Verizon Communications or Vodafone. A spin-off or split-off of an entity holding interests in us by Verizon Communications or Vodafone or their affiliates to not less than all of the entity’s stockholders, and as a result of which no person acquires 30% or more of the entity’s stock, will not be considered a change in ownership if the partnership interests held by the entity constitute not more than 75% of the fair market value of the entity’s assets.

Investment Agreement

On April 3, 2000, we, Verizon Communications and Vodafone entered into an investment agreement (the “Investment Agreement”).

Initial Public Offering

The Investment Agreement prohibits any direct or indirect public offering of ownership interests in the Partnership except issuances of stock by a newly created general partner as described below or in the form of a tracking stock or other shares of stock issued by Verizon Communications or Vodafone.

Verizon Communications and Vodafone each has the right at any time to monetize all or part of its investment in us by causing an initial public offering of our equity. The initial public offering would occur through the creation of a general partner that would issue the equity and transfer the proceeds to the selling holder in exchange for partnership interests. The initiating party is required to propose a structure that is designed to preserve our partnership status for tax purposes, does not make us or the public offering vehicle a registered investment company (or, if it did, would have no adverse impact on the rights and obligations of the various parties) and does not modify in any material respect the allocation of governance or economic rights in us. The Investment Agreement provides that holders of partnership interests must be permitted to exchange their interests for shares of common stock of the initial public offering vehicle.

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

In addition, the Investment Agreement provides that the Partnership is required to pay all registration expenses, including all filing fees and other fees and expenses, other than underwriting discounts and commissions and the fees of counsel, accountants or other persons retained by the holders. The Investment Agreement also contains customary indemnification and contribution provisions.

Verizon Communications Intellectual Property Arrangements

Patents

Subsidiaries of Verizon Communications own various patents related to the provision of wireless services. Under a license agreement, the subsidiaries have granted us a perpetual, irrevocable, non-exclusive and non-transferable license to use some of these patents and related know-how in connection with the manufacture, sale and import of wireless telecommunications goods and services in the United States, its territories and possessions. We also have the right to sublicense this intellectual property to resellers, vendors, agents, distributors, exclusive dealers and similar persons subject to certain limitations. We are not required to pay any royalties for our use of these patents.

Trademarks and Domain Names

Verizon Communications has licensed trademarks, service marks, trade names and domain names to us. We are not required to pay any royalties or fees for use of these trademarks, service marks, trade names and domain names. Most notably, Verizon Communications owns the Verizon and Verizon Wireless brand names and some service offering names. The license agreements grant non-exclusive, non-transferable licenses to use the trademarks, service marks, trade names and domain names in connection with the marketing, advertising, sale and provision of wireless communications goods and services in the United States, its territories and possessions. We also have the right to sublicense this intellectual property to resellers, agents, distributors, exclusive dealers and similar persons subject to certain limitations. The licenses include quality control standards governing our use of the intellectual property.

The license to use the Verizon and Verizon Wireless brand names will expire two-and-a-half years after the first day an alternate brand is adopted or Verizon Communications ceases to own any interest in the Partnership. Verizon Communications may also terminate this license upon our breach or insolvency or upon our failure to perform any material obligations under the license. In addition, pursuant to the Alliance Agreement, Verizon Communications may direct us, at any time at its election, to change our brand name to a name designated by Verizon Communications, discontinue use of any or all brand names, trademarks or service marks that we are then using and enter into a licensing agreement, containing customary terms and conditions, with it or a Verizon Communications affiliate that provides for our use of trademarks, service marks or brand names belonging to Verizon Communications or any of its affiliates.

Our license to use certain service offering marks will terminate on the date that Verizon Communications ceases to own any interest in the Partnership. This license may also be terminated upon 30 days’ written notice in the event of the Partnership’s breach or insolvency.

Vodafone Intellectual Property Arrangements

Patents

Vodafone Americas, Inc. (“Vodafone Americas”), formerly AirTouch, has assigned outright to us or another subsidiary of Verizon Communications worldwide right, title and interest in various patents regarding the provision of wireless services. We have granted back to Vodafone Americas a royalty-free, perpetual, non-exclusive worldwide license to the patents, with the right to sublicense them to certain third parties and subject to certain limitations. We have agreed that we will not license or otherwise transfer the patents to Verizon Communications, including its affiliates and subsidiaries that are not also affiliates or subsidiaries of us, without Vodafone America’s prior written permission.

Copyrights, Trademarks and Domain Names

Vodafone Americas has also assigned to us worldwide right, title and interest in certain service marks, trademarks, trade names, copyrights and domain names.

Software License Agreement

Vodafone Americas has also irrevocably assigned and transferred to us some of its software and related rights. We have granted back to Vodafone Americas a perpetual worldwide, irrevocable, royalty-free, non-exclusive transferable license to sell, use, copy and otherwise fully exploit the software.

Financing Arrangements

As of December 31, 2009, the Partnership had approximately $5.0 billion of borrowings from Verizon Communications and its affiliates at an annual weighted average interest rate of 0.65%. Interest expense incurred under these borrowings was $66 million for the year ended December 31, 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Service.”

All of the following borrowings are or were payable to VFSL during 2009:

Auction 73 Floating Rate Promissory Note. On March 31, 2008, we signed a floating rate promissory note that permitted us to borrow up to a maximum principal amount of $9,363 million, with a maturity date of March 31, 2010. Amounts outstanding under this note bear interest at a rate per annum equal to one-month LIBOR plus 0.28% for each interest period, with the interest rate being adjusted on the first business day of each month. This note can be repaid at any time prior to the maturity date without penalty. Amounts repaid cannot be re-borrowed. Proceeds from the note were used to fund our acquisition of wireless spectrum licenses pursuant to the FCC’s Auction 73. During 2009, we repaid $4,360 million of the borrowings under this note using cash generated from operations, reducing the outstanding balance as of December 31, 2009 to $5,003 million. Through the date of this filing, we used cash from operations to repay $1,760 million of the borrowings under this note, reducing the outstanding borrowings under this note to $3,243 million. On March 12, 2010, we and VFSL amended certain provisions of this note to extend the term of this note to October 31, 2010. The amendment also requires the repayment of any unpaid principal, plus accrued interest, with the cash proceeds received from the sale of any Alltel Divestiture Markets within 5 business days of receipt of such cash proceeds. Amounts outstanding under the amended note will bear interest at a rate of LIBOR plus 1.10% for each interest period.

$2,431 Million Floating Rate Note. During 2009, we used cash generated from operations to repay all of the remaining borrowings under this note. No borrowings remained outstanding under this note as of the maturity date of August 1, 2009. Amounts borrowed under this note bore interest at a rate per annum equal to one-month LIBOR plus 0.20% for each interest period, with the interest rate being adjusted on the first business day of each month.

$750 Million Fixed Rate Note. On July 30, 2009, we and VFSL amended certain provisions of our $9,000 million fixed rate promissory note, including changing the maximum principal amount that we can borrow, repay and re-borrow from time to time to $750 million and extending the term to August 1, 2010. Amounts borrowed under this note bear interest at a rate of 5.8% per annum. There were no borrowings outstanding under this note as of December 31, 2009.

Letters of Credit. Verizon Communications has entered into reimbursement agreements with third-party lenders that permit these lenders to issue letters of credit to third parties on behalf of us and our subsidiaries, including Alltel. As of December 31, 2009, an aggregate of $12 million of letters of credit were outstanding pursuant to those reimbursement agreements, including approximately $9 million of letters of credit outstanding on behalf of Alltel.

We expect that any existing or future borrowings from Verizon Communications or its affiliates will be at interest rates and have other terms that will be substantially equivalent to the interest rates and other terms that we would be able to obtain from third parties, including the public markets, without the benefit of a guaranty by Verizon Communications or any of its affiliates.

Other Services Provided to Verizon Communications

In addition to revenue from providing wireless services to various subsidiaries of Verizon Communications, we also receive mutual compensation revenue from Verizon Communications for the interconnection of landline and mobile networks. In the normal course of business, we recorded approximately $86 million revenues from services and mutual compensation related to transactions with Verizon Communications affiliated companies for the year ended December 31, 2009.

We have entered into an agreement with affiliates of Verizon Communications regarding certain software development services we performed to enable business customers of Verizon Communications’ local telephone companies and broadband affiliate to utilize a website and information portal that we previously developed for our business customers. Our estimated billings to Verizon Communications for the development work, hosting and ongoing maintenance of the website and portal are approximately $13 million over five years. We recorded billings to Verizon Communications of $4 million for the year ended December 31, 2009.

We have entered into an agreement with affiliates of Verizon Communications to enhance our centralized escalation reporting platform in order to enable the affiliates to use the same platform to track and respond to their service complaints by regulators. The enhancements to the platform cost the affiliates approximately $190,000, and we will perform hosting and maintenance services over the five-year period of the agreement for approximately $100,000 per year.

We have entered into a one-year sales referral agreement with an affiliate of Verizon Communications that appoints us to be a non-exclusive agent for the affiliate in order to market the managed mobility services of that affiliate. If not terminated by either party, the agreement will renew on a month-to-month basis. We will be compensated based upon a revenue share arrangement with the affiliate.

We have agreements to provide wireless devices and accessories to domestic subsidiaries of Verizon Communications. We recorded revenue from equipment sales of approximately $11 million for the year ended December 31, 2009.

We have agreements with Verizon Communications to provide floor space for Verizon Communications’ kiosks operating in our stores. Under these agreements, we recorded revenue of $4 million for the year ended December 31, 2009. In connection with these agreements, we also receive payments on activations of Verizon Communications’ products in the form of Market Development Funds (“MDF”). We recorded MDF payments of $8 million for the year ended December 31, 2009.

Other Services Provided by Verizon Communications

Direct Telecommunications

We incur direct telecommunications charges for services provided by subsidiaries and affiliates of Verizon Communications including, but not limited to, the following services: telephone, network interconnection, switching, directory assistance and long distance. Direct telecommunication charges were $1,178 million for the year ended December 31, 2009, related to these services.

In February 2009, we entered into a fiber-to-cellsite ethernet backhaul agreement with affiliates of Verizon Communications for the provision of ethernet services to us within Verizon Communications’ local telephone franchise areas. Our estimated expenditures under this agreement are $618.5 million over the period from 2009 to no later than 2017.

In July 2009, we entered into a fiber-to-cellsite ethernet backhaul agreement with an affiliate of Verizon Communications for the provision of ethernet services to us in areas outside of Verizon Communications’ local telephone franchises. Our estimated expenditures under this agreement are $58.4 million.

In September 2009, our board of representatives delegated authority to our Senior Vice President and Chief Technical Officer and our Vice President and Chief Financial Officer, acting jointly, to amend our agreement with an affiliate of Verizon Communications for the provision of wholesale long distance services to us. The amendment extends the term of the agreement until August 2010 and provides for a reduction in the blended rates we pay for domestic long distance service. Our estimated expenditures under this agreement, as amended, over the next 12 months are $325 million.

Amounts paid under the foregoing ethernet backhaul agreements are reflected in the total amount of charges we incur for direct telecommunications services. Amounts paid under the long distance agreement have been and, as amended, will continue to be reflected in the total amount of charges we incur for direct telecommunications services.

Office Telecommunications

We have agreements with subsidiaries and affiliates of Verizon Communications for the provision of office telephone services. We incurred charges of $19 million for the year ended December 31, 2009, related to these services.

Billing Services

We have an agreement with a subsidiary of Verizon Communications that allows our subscribers to consolidate their wireless and wireline services into one invoice. We incurred charges of $12 million for the year ended December 31, 2009.

Leases

We incurred charges of $19 million for the year ended December 31, 2009, for leases for company vehicles and buildings from subsidiaries of Verizon Communications.

We have a lease agreement with Verizon Communications to lease a portion of its facility, the Verizon Center, in Basking Ridge, New Jersey.

We incurred charges under this lease of $12 million for the year ended December 31, 2009.

On February 1, 2010, our Board of Representatives approved our entering into a lease for a data center with a subsidiary of Verizon Communications effective as of January 1, 2010. The lease will be for 5 years with two five year automatic renewal terms unless either party gives notice of intent not to renew. The rent will be based on the amount of square footage occupied by us and we expect the cost of the lease to be approximately $15 million over the next five years. The lease agreement is subject to final negotiation and execution.

On February 9, 2010, our Board of Representatives approved our entering into a sublease with a subsidiary of Verizon Communications for space for the LTE Experience Center where device manufacturers and application developers can experience the benefits of LTE technology. The sublease will be for ten years. The rent will be based on the amount of square footage occupied by us and we expect the cost of the sublease to be $53 million over the next 5 years. The lease agreement is subject to final negotiation and execution.

Sales and Distribution Services

We incur charges for commissions and other sales expenses related to the sale and distribution of our products and services by subsidiaries and affiliates of Verizon Communications. Sales and distribution expenses were $17 million for the year ended December 31, 2009.

Lockbox, Treasury and Risk Management Services

We currently purchase lockbox, treasury and risk management services from Verizon Communications. We incurred charges for these services of $8 million for the year ended December 31.

Insurance

We currently purchase primary casualty insurance and other liability coverage from affiliates of Verizon Communications. In the normal course of business, we incurred $71 million for the year ended December 31, 2009, to purchase this coverage.

Aviation Service

Verizon Communications provides corporate aviation service to us. We incurred charges of $5 million for the year ended December 31, 2009.

Centralized Services

Verizon Communications provides certain services to us through its centralized service organizations, including procurement, payroll, real estate and accounts payable, network technology, information technology and (through the end of 2009) marketing services. These centralized service organizations operate through various wholly-owned subsidiaries of Verizon Communications, including, since the establishment of these arrangements in 2006, Verizon Services Corp. (“Verizon Services”); during 2008, Verizon Corporate Services Group Inc. (“Verizon Corporate Services”); and, during 2009, Verizon Corporate Resources Group LLC (“Verizon Corporate Resources”) as a result of a corporate reorganization in which Verizon Corporate Services transferred functions to this new entity as of January 1, 2009, and they provide services to Verizon Communications’ other operating business units, as well as to us. Verizon Communications generally staffed the centralized organizations, at their formation, by transferring employees from the various business units that the centralized organizations support to the centralized organizations, including employees who were formerly employed by us. Many of these employees continued in 2009 to perform functions for the centralized organizations similar to functions they performed previously for a particular line of business. These organizations facilitated the elimination of redundant systems and personnel across the business units, and allowed us to benefit from the efficiencies afforded by larger transaction volume and capacity as well as from economies of scope. During 2009, as a result of corporate reorganizations, certain network technology and information technology services, and all marketing services, were transferred back to us, and employees from the centralized service organizations have been transferred to us in order to enable us to perform such services without reliance upon the centralized service organizations. The centralized service organization performing marketing services was eliminated in December 2009.

Procurement, Payroll, Real Estate and Accounts Payable Services

On May 1, 2006, we entered into a general services agreement, which we refer to as the “General Services Agreement,” with Verizon Services. Verizon Services has access to specialized systems, hardware and other resources which enable it to provide certain centralized services, including procurement, payroll, real estate and accounts payable services in a professional and cost-effective manner. Pursuant to the General Services Agreement, Verizon Services, conducting its activities as the centralized services organization known as Verizon Services Operations ( “VSO”) provides us with certain services, as we may request from time to time, relating to procurement, payroll, real estate, accounts payable and any other services that may be added from time to time, by the execution by us and Verizon Services of a service schedule setting forth the specific terms and conditions of such services.

The General Services Agreement has an initial five-year term, is renewable for subsequent terms of one year and is also subject to early termination rights under certain circumstances. Either party may terminate the agreement at the end of the initial term or any renewal term, provided that it gives the other party written notice at least 60 days before the end of the then-current term. The agreement requires customary reciprocal indemnification that is not subject to caps, deductibles or time limitations.

In accordance with the applicable service schedules, the costs to us of procurement and real estate-related services for each calendar year commencing in 2007 have been established through an annual negotiation process between us and VSO, subject in certain instances to pre-agreed caps and other limitations. These negotiations take into account considerations such as our service requirements (both as to volume and level of quality), and VSO’s costs to provide the services on a centralized basis. In accordance with the service schedules for payroll and accounts payable services, an annual negotiation process was implemented for the 2009 and subsequent calendar years. Under the applicable schedules, in general, charges not covered by the annual negotiation process were set based upon the costs that we had incurred during the period immediately prior to the implementation of the centralized service arrangement in order to support the applicable services internally, subject to cost-increase factors such as salary and benefit increases, and cost-decrease factors principally related to any expected synergies.

We made services payments of $40 million for the year ended December 31, 2009.

In addition to the annual negotiation of the cost allocations, for certain of the services, the parties also meet on a quarterly or semiannual basis to assess the performance of VSO against key performance indicators that have been agreed upon with respect to such services. In the event of a failure to meet an agreed-upon key performance indicator, the service schedules require VSO to implement a remediation plan to address the issue.

As of December 31, 2009, service schedules are in effect under the General Services Agreement with respect to the following services:

Procurement

Procurement services are provided under the General Services Agreement with regard to a wide range of products and services, including: banking and treasury, payroll, tax and accounts payable services; sales and technical call center support; real estate-related and facilities management services; energy and utility services, rate negotiations and payment programs; fleet, travel, freight, relocation and related logistics; certain human resources services; specified financial services support; information technology hardware, software and services; and network equipment procurement and vendor management. Certain of the procurement services provided under the General Services Agreement are being performed in collaboration with one or more of the other centralized organizations described below under “—Marketing, Network Technology and Information Technology Services.” We retain responsibility for procurements involving the purchase of phones and other wireless devices, network agreements for long distance services and network backhaul services and facilities and roaming arrangements with other wireless carriers.

Payroll

Payroll services under the General Services Agreement include, but are not limited to, the processing and outsourcing of: direct deposits and check printing and distribution; new-hire, termination and relocation processing; earnings and deductions, as well as general wage increases, sales commissions, reimbursements, customer service and other awards; unemployment and other benefits; wage garnishment; time, labor and tax reporting; and audits, including with regard to Sarbanes-Oxley requirements.

Real Estate

Except with respect to retail stores, network data centers and other network facilities, VSO provides to us the following real estate services, among others: certain building operations and maintenance services; building operations support services; portfolio management services; contract management; capital and expense management; energy management, conservation, analysis and payment; and environmental audits.

Accounts Payable

VSO provides services relating to accounts payable, including: the processing and management of purchasing and travel credit cards issued to employees, as well as employee business expenses; accounts payable document management and retention; invoice processing; management of the e-Payables electronic accounts payable program; pay cycle processing; financial system upgrades; periodic accounts payable journal generation; budget analysis; 1099 reporting; customer refund processing; accounts payable-related banking and check processing; and auditing, reporting and analysis, including Sarbanes-Oxley audits.

Marketing, Network Technology and Information Technology Services

We are currently negotiating a general services agreement and related service schedules with Verizon Corporate Resources for the provision of network technology and information technology services to us for an initial term of five years. As part of these negotiations, we are also developing a framework that we expect will govern the allocation of rights and responsibilities regarding the development, ownership, licensing and use of various types of intellectual property as between us, on the one hand, and Verizon Corporate Resources and certain other wholly-owned subsidiaries of Verizon Communications, on the other hand.

Verizon Corporate Resources is providing such services to us, subject in all cases to an agreement that the costs allocated to us will not, without our concurrence, exceed the cost amounts for such services in our 2010 budget. We expect all of these services to be included as part of the long-term general services agreement and related service schedules mentioned above that we are negotiating with Verizon Corporate Resources.

Marketing

Throughout 2008 and 2009, Verizon Communications’ Corporate Marketing Organization (“CMO”) provided us with certain marketing services, including: retention of advertising agencies for the performance of marketing communications services; development of music, sports and entertainment sponsorships; product development management; development and procurement of content for delivery to wireless devices used on our network; and negotiation of agreements with application platform providers. We retained responsibility for some aspects of the marketing function, including overseeing the day-to-day agency management of marketing communications projects being performed for us by advertising agencies. Effective April 1, 2009, we also began to provision user experience development, a service that CMO provided to us throughout 2008 and until March 31, 2009, principally relying upon personnel who were moved to our payroll from Verizon Corporate Resources. For the services that CMO provided to us, costs were generally based on the costs of personnel that were dedicated to providing such services to us. Any third-party costs incurred by the centralized service organization on our behalf related to marketing services were passed through to us, although most third-party costs were billed to us directly by the third party. We made payments for these services of $47 million for the year ended December 31, 2009. As of December 2009, the CMO was eliminated and the functions provided to us by CMO, as well as the personnel performing such functions for us, were integrated into our marketing organization. As a result of such reorganization, references in the general services agreement to CMO relate to marketing services that were provided in 2008 and 2009 only, and have no continuing applicability.

Network Technology

Verizon Communications’ Corporate Technology Organization (“CTO”) provides us with certain network technology services primarily in the areas of wireless and core network technology strategy and operations support, as well as certain related procurement services. Throughout 2008 and until March 31, 2009, in addition to the foregoing, CTO provided us with product realization services. Effective April 1, 2009, we began again to provision these product realization services ourselves, principally relying upon personnel who were moved to our payroll from Verizon Corporate Resources. Under our arrangement, costs for network technology services that are provided by CTO are based generally on the costs of personnel and resources dedicated to providing such services to us. Any third-party costs incurred by the centralized service organization on our behalf related to network services are passed through to us. We made payments for these services of $28 million for the year ended December 31, 2009.

Information Technology

Verizon Communications’ Corporate Information Technology Organization (“CIO”) provides us with various information technology services, principally including end user and desktop support for some of our personnel; systems availability services; systems change management and enterprise resource planning for certain systems. Throughout 2008 and until March 31, 2009, in addition to the foregoing, CIO provided us with services in mainframe and data center operations, open systems support, network and information security, systems provisioning, and new consumer and business product design and development. Effective April 1, 2009, we began again to provision these additional services ourselves, principally relying upon personnel who were moved to our payroll from Verizon Corporate Resources. Costs for information technology services that are provided by CIO are based generally on the estimated costs of personnel and resources dedicated to providing such services to us. Costs for systems provisioning are charged on a time and materials basis. Any third-party costs incurred by the centralized service organization on our behalf related to these information technology services are passed through to us. We made payments for these information technology services of $47 million for the year ended December 31, 2009.

Other Services Provided to Vodafone

In the normal course of business, we provide wireless services to various subsidiaries of Vodafone. We recorded service revenue of $0.4 million related to transactions with Vodafone affiliated companies for the year ended December 31, 2009.

Other Services Provided by Vodafone

We have a roaming agreement with Vodafone Libertel N.V. to permit our subscribers to use its GSM network and the networks of its roaming partners where we do not have a license to provide service. Under this agreement, we incurred roaming service charges of $170 million for the year ended December 31, 2009.

We have a sublease agreement with Vodafone Americas to lease office space. We recorded a lease expense of $1 million for the year ended December 31, 2009.

Services Provided by Other Related Persons

On November 25, 2003, we entered into an agreement with Starent Networks, Corp. (“Starent”) a provider of network infrastructure hardware and software products and services. Charles Lanman, who is the brother of Michael Lanman, our Vice President and Chief Marketing Officer from 2007 until October 5, 2009, has been employed by Starent since February 2008 as its Director of Business Development—West Region. Under the agreement, which has an initial term of one year and renews automatically each year, Starent provides us with various network infrastructure hardware and software products and services, for which we are billed on an as-ordered basis, and related maintenance services, for which we are billed annually. Michael Lanman did not have responsibility for or participate in decisions relating to our procurement of products and services from Starent.

For the year ended December 31, 2009, we paid Starent a total of approximately $183 million. Charles Lanman received commissions and bonuses based on our purchase of products and services from Starent totaling approximately $440,000 for the year ended December 31, 2009.

From time to time we may have employees who are related to our executive officers or members of our board of representatives. John G. Stratton, who serves as our Executive Vice President and Chief Marketing Officer, has a daughter who is employed by us and earned approximately $130,000 in 2009. The amount of her compensation was commensurate with that of other employees in similar positions.

Policies for Approval of Related Person Transactions

Transactions with Our Partners and Their Affiliates

The Partnership Agreement provides that, except pursuant to express provisions of the Alliance Agreement, Investment Agreement or the Partnership Agreement, approval of our board of representatives is required before we may enter into certain transactions, agreements or arrangements or series thereof, with a Partner or an affiliate of a Partner. See “—Partnership Agreement.” In addition, our Partnership Agreement requires that the terms of any transaction, agreement or arrangement between us and a Partner, any affiliate of a Partner or any member or alternate member of our board having a value in excess of $5 million must be disclosed to the board at the next regularly scheduled board meeting following the consummation or entering into of the contract. The Partnership Agreement also provides that any transaction, agreement or arrangement between us and Verizon Communications, Vodafone, any of their subsidiaries or affiliates, members of our board or alternate members of our board must be on terms no less favorable to us than what we would reasonably expect to obtain in a similar transaction with an unrelated third party.

In furtherance of the Partnership Agreement provisions described above, our management has adopted in writing a related person transactions policy that applies to any transaction, agreement or arrangement with Verizon Communications, Vodafone and any of their subsidiaries or affiliates, in order to ensure our compliance with the requirements of our Partnership Agreement. The policy does not apply to transactions that are excluded from the requirements for related person transactions by express provisions of the Alliance Agreement, Investment Agreement or Partnership Agreement.

Under this policy, our Chief Financial Officer and our Vice President and Controller review all proposed contracts or proposed amendments to existing contracts between us and Verizon Communications, Vodafone, any of their subsidiaries or affiliates in order to determine whether prior board approval is required and whether the terms of the agreement proposed are no less favorable than terms that we would reasonably expect to obtain in a similar transaction with an unrelated third party.

Among other things, the policy also contains requirements relating to the disclosure of the applicable related person transactions.

Transactions with Other Related Persons

Our board of representatives has also adopted in writing a separate related person transactions policy whereby our audit committee reviews transactions involving us and members of our board of representatives or executive officers or their immediate family members to determine if any of the individual participants has a material interest in the transaction. Based on the facts and circumstances of each case, the audit committee may, in the case of proposed transactions, approve or disapprove the transaction, or, in the case of existing transactions, ratify or recommend to management to seek cancellation or termination of the transaction. Any member of the audit committee who is involved in a transaction under review may not participate in the committee’s decision about that transaction. The audit committee then reports its action with respect to any such transaction to the board of representatives.

Item 14. Principal Accounting Fees and Services

In February 2009, the Audit Committee reappointed Deloitte & Touche LLP as the independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2009. In making this reappointment, the Audit Committee considered whether the audit and non-audit services Deloitte & Touche LLP provides are compatible with maintaining the independence of our outside auditors.

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

Fees and Services of Deloitte & Touche LLP

The following table summarizes fees billed to the Company by Deloitte & Touche LLP during 2009 and 2008:

	Year Ended December 31,
(dollars in millions)	2009	2008
Audit Fees(a)	$4.2	$4.2
Audit-Related Fees(b)	5.7	6.7
Tax and Other Services(c)	1.1	0.9
Total	$11.0	$11.8

(a)	Includes fees for audit and reviews of the consolidated financial statements.

(b)	Includes fees for contractually required partnership audits and other audit-related services including fee related to acquisitions, offering memorandums and registration statements.

(c)	Includes fees principally related to federal and state tax compliance, advice and planning.

No services were provided that were approved pursuant to section (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:

(2)	Exhibits

Exhibit Number	Exhibit Description

3.5	Cellco Partnership Amended and Restated Partnership Agreement dated as of April 3, 2000 (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

3.6	Amendment and Joinder to Cellco Partnership Amended and Restated Partnership Agreement dated as of July 10, 2000 (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

3.7	Amendment to Cellco Partnership Amended and Restated Partnership Agreement dated as of July 24, 2003 (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

3.8	Amendment Number 3 to Cellco Partnership Amended and Restated Partnership Agreement dated as of February 26, 2004 (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

4.1	Indenture dated as of November 21, 2008 by and among Cellco Partnership and Verizon Wireless Capital LLC as Issuers and U.S. Bank National Association as Trustee (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

4.2	First Supplemental Indenture dated as of December 18, 2008 by and among Cellco Partnership and Verizon Wireless Capital LLC as Issuers and U.S. Bank National Association as Trustee (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

4.3	Form of Global Certificate Representing the New Floating Rate Notes due 2011 (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

4.4	Form of Global Certificate Representing the New 3.75% Notes due 2011 (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

4.5	Form of Global Certificate Representing the New 5.25% Notes due 2012 (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

4.6	Form of Global Certificate Representing the New 7.375% Notes due 2013 (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

4.7	Form of Global Certificate Representing the New 5.55% Notes due 2014 (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

4.8	Form of Global Certificate Representing the New 8.50% Notes due 2018 (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.1	U.S. Wireless Alliance Agreement dated as of September 21, 1999 by and between Bell Atlantic Corporation and Vodafone AirTouch Plc (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.2	Amendment to U.S. Wireless Alliance Agreement dated as of April 3, 2000 (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.3	Investment Agreement dated as of April 3, 2000 by and among Vodafone AirTouch Plc, Bell Atlantic Corporation and Cellco Partnership (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.4	Settlement Strategy Agreement dated as of September 21, 1999 by and between Vodafone AirTouch Plc and Bell Atlantic Corporation (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.5	Amendment to Settlement Strategy Agreement dated as of April 3, 2000 by and between Vodafone AirTouch Plc and Bell Atlantic Corporation (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.6	Form of Indemnity Agreement (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.7	Agreement and Plan of Merger dated as of June 5, 2008 by and among Cellco Partnership, AirTouch Cellular, Abraham Merger Corporation, Alltel Corporation and Atlantis Holdings LLC (incorporated herein by reference to Verizon Communications Inc. Form 8-K dated June 5, 2008 (No. 001-08606))

10.8	Form of Employment Agreement between Verizon Communications Inc. and Band 1 Senior Management Employees (applicable to Lowell McAdam) (incorporated herein by reference to Verizon Communications Inc. Form 10-K for the fiscal year ended December 31, 2004 (No. 001-08606))

10.9	Employment Agreement effective as of January 1, 2004 between Steven E. Zipperstein and Cellco Partnership (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.10	International Assignment Agreement effective as of January 1, 2005 between John Townsend and Vodafone Group Services Limited (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.11	Employment Agreement between Jack D. Plating and Cellco Partnership (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.12	Verizon Communications Inc. Long-Term Incentive Plan (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.13	Verizon Communications Inc. Short-Term Incentive Plan (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.14	Verizon Communications Inc. Long-Term Incentive Plan, as amended and restated (incorporated herein by reference to Verizon Communications Inc. 14A Proxy Statement filed March 23, 2009 (No. 001-08606))

10.15	Verizon Communications Inc. Short-Term Incentive Plan, as amended and restated (incorporated herein by reference to Verizon Communications Inc. 14A Proxy Statement filed March 23, 2009 (No. 001-08606))

10.16	Summary Plan Description of Verizon Communications Inc. Executive Deferral Plan effective as of January 1, 2006 (incorporated herein by reference to Verizon Communications Inc. Form 10-Q for the period ended June 30, 2009 (No. 001-08606))

10.17	Verizon Communications Inc. Income Deferral Plan, as amended and restated, effective as of January 1, 2002 (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.18	Administrative Guide of the Verizon Wireless Short-Term Incentive Plan (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.19	2000 Verizon Wireless Long-Term Incentive Plan, as amended and restated, effective as of July 10, 2000 (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.20	Summary Plan Description of the Verizon Wireless Executive Deferral Plan effective as of January 1, 2008 (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.21	Verizon Wireless Executive Savings Plan, as amended and restated, effective as of January 1, 2001 (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.22	Verizon Wireless Retirement Plan, as amended and restated, effective as of January 1, 2001 (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.23	Rules of the Vodafone Global Incentive Plan effective as of November 8, 2005 (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.24	Vodafone Global Short-Term Incentive Plan dated as of July 19, 2007 (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.25	Trust Deed and Rules of the Vodafone Share Incentive Plan dated as of February 15, 2002 between Vodafone Group Plc and Mourant ECS Trustees Limited (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.26	Trust Deed and Rules of the Vodafone UK Defined Contribution Pension Plan between Vodafone Group Plc and Vodafone DC Pension Trustee Company Limited effective as of July 1, 2004 (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.27	Vodafone Group Pension Scheme Second Definitive Deed and Rules dated as of May 28, 1999 (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.28	Verizon Communications Inc. Long-Term Incentive Plan—Restricted Stock Unit Agreement 2006-08 Award Cycle (incorporated herein by reference to Verizon Communications Inc. Form 10-K for the fiscal year ended December 31, 2005 (No. 001-08606))

10.29	Verizon Communications Inc. Long-Term Incentive Plan—Performance Stock Unit Agreement 2006-08 Award Cycle (incorporated herein by reference to Verizon Communications Inc. Form 10-K for the fiscal year ended December 31, 2005 (No. 001-08606))

10.30	Verizon Communications Inc. Long-Term Incentive Plan—Restricted Stock Unit Agreement 2007-09 Award Cycle (incorporated herein by reference to Verizon Communications Inc. Form 10-Q for the period ended March 31, 2007 (No. 001-08606))

10.33	Verizon Communications Inc. Long-Term Incentive Plan—Performance Stock Unit Agreement 2008-10 Award Cycle (incorporated herein by reference to Verizon Communications Inc. Form 10-Q for the period ended March 31, 2008 (No. 001-06806))

10.34	Verizon Communications Inc. Long-Term Incentive Plan—Restricted Stock Unit Agreement 2009-11 Award Cycle (incorporated herein by reference to Verizon Communications Inc. Form 10-Q for the period ended March 31, 2009 (No. 001-08606))

10.35	Verizon Communications Inc. Long-Term Incentive Plan—Performance Stock Unit Agreement 2009-11 Award Cycle (incorporated herein by reference to Verizon Communications Inc. Form 10-Q for the period ended March 31, 2009 (No. 001-08606))

10.36	Secondment Agreement dated as of January 13, 2005 between Vodafone Americas Inc. and Cellco Partnership (for John Townsend) (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333- 160446))

10.37	Software Assignment and License Agreement dated as of April 3, 2000 between AirTouch Communications Inc. and Cellco Partnership (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.38	Intellectual Property Assignment dated as of April 3, 2000 between AirTouch Communications, Inc. and Cellco Partnership (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333- 160446))

10.39	Patent License Agreement dated as of April 3, 2000 between AirTouch Communications, Inc. and Cellco Partnership (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.40	Patent License Agreement dated as of April 3, 2000 by and among Bell Atlantic Cellular Holdings, L.P. and NYNEX PCS Inc. and Cellco Partnership (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.41	Trademark and Domain Name License Agreement effective as of April 3, 2000 by and among Bell Atlantic Cellular Holdings, L.P., NYNEX PCS Inc. and Cellco Partnership (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.42	Trademark and Domain Name License Agreement effective as of April 3, 2000 by and among Bell Atlantic Cellular Holdings, L.P., NYNEX PCS Inc. and Cellco Partnership (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.43	Amendment No. 2 to Secondment Agreement between Vodafone Americas Inc. and Cellco Partnership dated as of January 13, 2009 (for John Townsend) (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.44	Form of Addendum to Form of Employment Agreement between Verizon Communications Inc. and Band 1 Senior Management (applicable to Lowell McAdam) (incorporated herein by reference to Verizon Communications Inc. Form 10-Q for the period ended June 30, 2009 (No. 001-08606))

10.45	Fixed Rate Promissory Note between Cellco Partnership and Verizon Financial Services LLC dated as of September 1, 2005 (incorporated by reference to Cellco Partnership Form 8-K dated September 6, 2005 (No. 333-92214))

10.46	Amendments to the Fixed Rate Promissory Note between Cellco Partnership and Verizon Financial Services LLC dated as of September 1, 2005 (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.47	Auction 73 Floating Rate Promissory Note between Cellco Partnership and Verizon Financial Services LLC dated as of March 31, 2008 and amendments thereto (Incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.48	Revised and restated employment agreement between John Stratton and Verizon Communications, dated April 5, 2007, and all amendments thereto, assigned by Verizon Communications to the Company on March 1, 2010.

10.49	Amendment No. 8 to Auction 73 Floating Rate Promissory Note between Cellco Partnership and Verizon Financial Services LLC dated as of March 31, 2008.

12	Computation of Ratio of Earnings to Fixed Charges (as of December 31, 2009)

21	Subsidiaries of Cellco Partnership

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

As of December 31, 2009, we had various additional obligations which could be considered long-term debt, none of which exceeded 10% of our total assets on a consolidated basis. We agree to furnish to the SEC upon request a copy of any such instrument defining the rights of the holders of such long-term debt.

Report of Independent Registered Public Accounting Firm on Financial Statements

To the Board of Representatives and Partners of

Cellco Partnership d/b/a Verizon Wireless:

We have audited the accompanying consolidated balance sheets of Cellco Partnership and subsidiaries d/b/a Verizon Wireless (the “Partnership”) as of December 31, 2009 and 2008, and the related consolidated statements of income, cash flows and changes in partners’ capital for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/    Deloitte & Touche LLP

New York, New York

March 12, 2010

Consolidated Statements of Income Cellco Partnership (d/b/a Verizon Wireless)

	Years Ended December 31,
(Dollars in Millions)	2009	2008	2007

Operating Revenue (including $102, $106 and $105 from affiliates)
Service revenue	$53,497	$42,635	$38,016
Equipment and other	8,634	6,697	5,866
Total operating revenue	62,131	49,332	43,882

Operating Costs and Expenses (including $1,651, $1,541 and $1,304 from affiliates)
Cost of service (exclusive of items shown below)	7,722	6,015	5,294
Cost of equipment	12,222	9,705	8,162
Selling, general and administrative	18,289	14,220	13,477
Depreciation and amortization	7,347	5,405	5,154
Total operating costs and expenses	45,580	35,345	32,087

Operating Income	16,551	13,987	11,795

Other Income (Expenses)
Interest expense, net (see Note 11)	(1,141)	(161)	(251)
Interest income and other, net	71	265	30
Income Before Provision for Income Taxes	15,481	14,091	11,574
Provision for income taxes	(797)	(802)	(714)
Net Income	$14,684	$13,289	$10,860

Net income attributable to noncontrolling interest	286	263	255
Net income attributable to Cellco Partnership	14,398	13,026	10,605
Net Income	$14,684	$13,289	$10,860

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets Cellco Partnership (d/b/a Verizon Wireless)

	As of December 31,
(Dollars in Millions)	2009	2008

Assets
Current assets
Cash and cash equivalents	$607	$9,227
Receivables, net of allowances of $356 and $244	5,721	4,618
Due from affiliates, net	58	155
Inventories, net	1,373	1,046
Prepaid expenses and other current assets	3,335	579
Total current assets	11,094	15,625

Plant, property and equipment, net	30,850	27,136
Wireless licenses	72,005	62,392
Goodwill	17,303	955
Investment in debt obligations, net	–	4,781
Deferred charges and other assets, net	3,100	987
Total assets	$134,352	$111,876

Liabilities and Partners’ Capital
Current liabilities
Short-term debt, including current maturities	$2,998	$444
Due to affiliates	5,003	2,941
Accounts payable and accrued liabilities	6,123	5,395
Advance billings	1,695	1,403
Other current liabilities	415	220
Total current liabilities	16,234	10,403

Long-term debt	18,661	9,938
Due to affiliates	–	9,363
Deferred tax liabilities, net	10,593	6,213
Other non-current liabilities	1,877	973
Total liabilities	47,365	36,890

Commitments and contingencies (see Note 13)	–	–

Partners’ capital
Capital	84,886	73,410
Accumulated other comprehensive income (loss)	113	(116)
Noncontrolling interest	1,988	1,692
Total partners’ capital	86,987	74,986
Total liabilities and partners’ capital	$134,352	$111,876

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows Cellco Partnership (d/b/a Verizon Wireless)

	Years Ended December 31,
(Dollars in Millions)	2009	2008	2007

Cash Flows from Operating Activities
Net income	$14,684	$13,289	$10,860
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	7,347	5,405	5,154
Provision for uncollectible receivables	696	507	395
Provision for deferred income taxes	147	176	98
Changes in current assets and liabilities (net of the effects of acquisitions):
Receivables, net	(1,000)	(1,032)	(914)
Inventories, net	(127)	60	(209)
Prepaid expenses and other current assets	(42)	(74)	14
Accounts payable and accrued liabilities	(607)	(365)	71
Other operating activities, net	830	181	689
Net cash provided by operating activities	21,928	18,147	16,158

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(7,152)	(6,510)	(6,503)
Acquisition of businesses and licenses, net of cash acquired	(4,881)	(10,277)	–
Investment in debt obligations	–	(4,766)	–
Other investing activities, net	(29)	(526)	(520)
Net cash used in investing activities	(12,062)	(22,079)	(7,023)

Cash Flows from Financing Activities
Proceeds from affiliates	–	9,363	–
Repayments to affiliates	(6,291)	(3,891)	(5,609)
Net increase (decrease) in revolving affiliate borrowings	(457)	307	(1,355)
Issuance of long-term debt	9,223	10,324	–
Repayment of long-term debt	(17,028)	(1,505)	–
Distributions to partners	(3,138)	(1,529)	(1,918)
Other financing activities, net	(795)	(318)	(228)
Net cash provided by (used in) financing activities	(18,486)	12,751	(9,110)
Increase (decrease) in cash and cash equivalents	(8,620)	8,819	25
Cash and cash equivalents, beginning of year	9,227	408	383
Cash and cash equivalents, end of year	$607	$9,227	$408

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Partners’ Capital Cellco Partnership (d/b/a/ Verizon Wireless)

	Years Ended December 31,
(Dollars in Millions)	2009	2008	2007

Partners’ Capital
Balance at beginning of year	$73,410	$62,404	$43,677
Cumulative effect of adoption of tax accounting standard (Note 1)	–	–	(19)
Adjusted balance at beginning of year	73,410	62,404	43,658
Net income	14,398	13,026	10,605
Contributed capital	(344)	–	–
Distributions declared to partners	(2,582)	(2,085)	(1,918)
Reclassification of portion of Vodafone’s partners’ capital	–	–	10,000
Other	4	65	59
Balance at end of year	84,886	73,410	62,404

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	(116)	(50)	(63)
Unrealized gains (losses) on cash flow hedges, net	175	(53)	–
Defined benefit pension and postretirement plans	54	(13)	13
Other comprehensive income (loss)	229	(66)	13
Balance at end of year	113	(116)	(50)

Total Partners’ Capital Attributable to Cellco Partnership	84,999	73,294	62,354

Noncontrolling Interest
Balance at beginning of year	1,692	1,681	1,659
Net income attributable to noncontrolling interest	286	263	255
Contributed capital	31	–	–
Noncontrolling interests in acquired company	497	–	–
Distributions	(280)	(249)	(228)
Acquisitions of noncontrolling partnership interests	(240)	–	–
Other	2	(3)	(5)
Balance at end of year	1,988	1,692	1,681

Total Partners’ Capital	$86,987	$74,986	$64,035

Comprehensive Income
Net income	$14,684	$13,289	$10,860
Other comprehensive income (loss) per above	229	(66)	13
Total Comprehensive Income	$14,913	$13,223	$10,873

Comprehensive income attributable to noncontrolling interest	$286	$263	$255
Comprehensive income attributable to Cellco Partnership	14,627	12,960	10,618
Total Comprehensive Income	$14,913	$13,223	$10,873

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements Cellco Partnership (d/b/a Verizon Wireless)

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Cellco Partnership (the “Partnership”), a Delaware partnership doing business as Verizon Wireless, provides wireless voice and data services and related equipment to consumers and business customers across one of the most extensive wireless networks in the United States. The Partnership has one segment and operates domestically only. References to “our Partners” refers to Verizon Communications, and its subsidiaries (“Verizon”), which owns 55% of the Partnership, and Vodafone Group Plc, and its subsidiaries (“Vodafone”), which owns 45% of the Partnership. With our acquisition of Alltel Corporation (“Alltel”) in January 2009, we are the largest wireless service provider in the United States, as measured by total number of customers.

These consolidated financial statements include transactions between the Partnership and Verizon and Vodafone (“Affiliates”) for the provision of services and financing pursuant to various agreements (see Notes 7 and 11).

Consolidated Financial Statements and Basis of Presentation

The consolidated financial statements of the Partnership include the accounts of its majority-owned subsidiaries and the partnerships in which the Partnership exercises control. Investments in businesses and partnerships in which the Partnership does not control, but has the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method of accounting. Investments and partnerships in which the Partnership does not have the ability to exercise significant influence over operating and financial policies are accounted for under the cost method of accounting. Equity and cost method investments are included in Deferred charges and other assets, net in our consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated.

We have evaluated subsequent events through the date these consolidated financial statements were filed with the U.S. Securities and Exchange Commission (“SEC”).

We have reclassified certain prior year amounts to conform to the current year presentation.

Use of Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for: allowances for uncollectible accounts receivable, unbilled revenue, fair values of financial instruments, depreciation and amortization, the recoverability of intangible assets, goodwill and other long-lived assets, accrued expenses, inventory reserves, unrealized tax benefits, valuation allowances on tax assets, contingencies and allocation of purchase prices in connection with business combinations. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the periods that they are determined to be necessary.

Revenue Recognition

The Partnership earns revenue by providing access to our network (access revenue) and for usage of our network (usage revenue), which includes voice and data revenue. In general, access revenue is billed one month in advance and is recognized when earned; the unearned portion is classified in Advance billings in the consolidated balance sheets. Usage revenue is recognized when service is rendered and included in unbilled revenue, within Receivables, net in the consolidated balance sheets, until billed. Equipment sales revenue associated with the sale of wireless devices is recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. Customer activation fees charged to customers are considered additional consideration and are recorded in Equipment and other revenue, generally, at the time of customer acceptance. For agreements involving the resale of third-party services in which we are considered the primary obligor in the arrangements, we record revenue gross at the time of sale.

We report taxes imposed by governmental authorities on revenue-producing transactions between us and our customers on a net basis.

Advertising Costs

Costs for advertising products and services as well as other promotional and sponsorship costs are charged to Selling, general and administrative expense in the periods in which they are incurred.

Vendor Rebates and Discounts

The Partnership recognizes vendor rebates or discounts for purchases of wireless devices from a vendor as a reduction of Cost of equipment when the related wireless devices are sold. Vendor rebates or discounts that have been earned as a result of completing the required performance under the terms of the underlying agreements but for which the wireless devices have not yet been sold are recognized as a reduction of inventory. Advertising credits are granted by a vendor to the Partnership as reimbursement of specific, incremental, identifiable advertising costs incurred by the Partnership in selling the vendor’s wireless devices. These advertising credits are restricted based upon a marketing plan agreed to by the vendor and the Partnership, and accordingly, advertising credits received are recorded as a reduction of those advertising costs when recognized in the Partnership’s consolidated statements of income.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, and includes approximately $192 million and $8,941 million at December 31, 2009 and 2008, respectively, held in money market funds that are considered cash equivalents.

Investments

Available-for-sale investments are required to be carried at their fair value, with unrealized gains and losses that are considered temporary in nature recorded as a separate component of accumulated other comprehensive income (loss). To the extent we determine that any decline in the investment is other-than-temporary, a charge to earnings would be recorded. There were no significant available-for-sale investments as of December 31, 2009. The Partnership’s principal investment at December 31, 2008 consists of an available-for-sale investment in debt obligations.

As of December 31, 2009 and 2008, we held $42 million and $126 million, respectively, with respect to funds of the Partnership being held in a money market fund managed by a third party that is in the process of being liquidated. This balance is classified in Prepaid expenses and other current assets in the consolidated balance sheets. On January 29, 2010, we collected $40 million of this receivable and expect to collect the remaining balance in the next 12 months.

Inventory

Inventory consists primarily of wireless equipment held for sale, which is carried at the lower of cost (determined using a first-in, first-out method) or market. The Partnership maintains estimated inventory valuation reserves of $106 million and $131 million as of December 31, 2009 and 2008, respectively, for obsolete and slow moving device inventory based on analyses of inventory agings and changes in technology.

Capitalized Software

Capitalized software consists primarily of direct costs incurred for professional services provided by third parties and compensation costs of employees which relate to software developed for internal use either during the application stage or for upgrades and enhancements that increase functionality. Costs are capitalized and amortized on a straight-line basis over their estimated useful lives. Costs incurred in the preliminary project stage of development and maintenance are expensed as incurred. For a discussion of our impairment policy for capitalized software costs, see “Valuation of Assets” below. Also see Note 3 for additional detail of capitalized non-network software reflected in our consolidated balance sheets.

Plant, Property and Equipment

Plant, property and equipment primarily represents costs incurred to construct and expand capacity and network coverage on Mobile Telephone Switching Offices and cell sites. The cost of plant, property and equipment is depreciated over its estimated useful life using the straight-line method of accounting. Periodic reviews are performed to identify any category or group of assets within plant, property and equipment where events or circumstances may change the remaining estimated economic life. This principally includes changes in the Partnership’s plans regarding technology upgrades, enhancements, and planned retirements. Changes in these estimates resulted in a net increase in depreciation expense of $319 million, $228 million, and $295 million for the years ended December 31, 2009, 2008, and 2007, respectively. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease. Major improvements to existing plant and equipment are capitalized. Routine maintenance and repairs that do not extend the life of the plant and equipment are charged to expense as incurred.

Upon the sale or retirement of plant, property and equipment, the cost and related accumulated depreciation or amortization is eliminated and any related gain or loss is reflected in the consolidated statements of income in Selling, general and administrative expense.

Interest expense and network engineering costs incurred during the construction phase of the Partnership’s network and real estate properties under development are capitalized as part of plant, property and equipment and recorded as construction in progress until the projects are completed and placed into service.

Valuation of Assets

Long-lived assets, including plant, property and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The impairment loss would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Wireless Licenses

The Partnership’s principal intangible assets are licenses, which provide the Partnership with the exclusive right to utilize certain radio frequency spectrum to provide wireless communication services. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the Federal Communications Commission (“FCC”). Renewals of licenses have occurred routinely and at nominal costs, which are expensed as incurred. Moreover, the Partnership has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the Partnership’s wireless licenses. As a result, the wireless licenses are treated as an indefinite life intangible asset, and are not amortized but rather are tested for impairment. The Partnership reevaluates the useful life determination for wireless licenses at least annually to determine whether events and circumstances continue to support an indefinite useful life.

The Partnership tests its wireless licenses for potential impairment annually, and more frequently if indications of impairment exist. The Partnership evaluates its licenses on an aggregate basis, using a direct income-based value approach. This approach estimates fair value using a discounted cash flow analysis to estimate what a marketplace participant would be willing to pay to purchase the aggregated wireless licenses as of the valuation date. If the fair value of the aggregated wireless licenses is less than the aggregated carrying amount of the wireless licenses, an impairment is recognized.

Interest expense incurred, while qualifying activities to develop wireless licenses for service are underway, is capitalized as part of wireless licenses. The capitalization period ends when the development is completed.

Goodwill

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. Impairment testing for goodwill is performed annually or more frequently if indications of potential impairment exist. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. We have one reporting unit for purposes of goodwill impairment testing. Step one compares the fair value of the reporting unit (calculated using a market approach and a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment is recognized. The Partnership completed step one of the impairment test as of December 15, 2009. This test resulted in no impairment of the Partnership’s goodwill.

Fair Value Measurements

Fair value of financial and non-financial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the methodologies of measuring fair value for assets and liabilities, is as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 – No observable pricing inputs in the market

Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

See Note 4 for further details on our fair value measurements.

Foreign Currency Translation

The functional currency for all of our operations is the U.S. dollar. However, we have transactions denominated in a currency other than the local currency, principally debt denominated in Euros and British Pounds Sterling. Gains and losses resulting from exchange-rate changes in transactions denominated in a foreign currency are included in earnings.

Derivatives

The Partnership uses derivatives from time to time to manage the Partnership’s exposure to fluctuations in the cash flows of certain transactions. We measure all derivatives at fair value and recognize them as either assets or liabilities on our consolidated balance sheets. The derivative instruments discussed below are valued primarily using models based on readily observable market parameters for all substantial terms of our derivative contracts and thus are classified as Level 2. Changes in the fair values of derivative instruments not qualifying as hedges or any ineffective portion of hedges are recognized in earnings in the current period. Changes in the fair values of derivative instruments used effectively as fair value hedges are recognized in earnings, along with changes in the fair value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss) and recognized in earnings when the hedged item is recognized in earnings.

Employee Benefit Plans

The Partnership maintains a defined contribution plan, the Verizon Wireless Savings and Retirement Plan (the “Savings and Retirement Plan”), for the benefit of its employees. The Savings and Retirement Plan includes both an employee savings and profit sharing component. Under the employee savings component, employees may contribute a percentage of eligible compensation to the Savings and Retirement Plan. Up to the first 6% of an employee’s eligible compensation contributed to the Savings and Retirement Plan is matched 100% by the Partnership. Under the profit sharing component, the Partnership may elect, at the sole discretion of the Human Resources Committee of the Board of Representatives, to contribute an additional amount in the form of a profit sharing contribution to the accounts of eligible employees. (See Note 6)

Long-Term Incentive Compensation

The Partnership provides long-term incentive compensation awards that are classified as liability awards. The Partnership records a charge or benefit in the consolidated statements of income each reporting period based on the change in estimated fair value of the awards during the period. See Note 8 for further details on our long-term incentive compensation.

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

Effective January 1, 2007, the Partnership adopted the accounting standard which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The Partnership recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

Concentrations

The Partnership maintains allowances for uncollectible accounts receivable for estimated losses resulting from the inability of customers to make required payments. Estimates are based on historical net write-off experience, taking into account general economic factors and current collection trends which may impact the expected collectibility of accounts receivable. No single customer receivable is large enough to present a significant financial risk to the Partnership.

The Partnership relies on local and long-distance telephone companies, some of whom are related parties (Note 11), and other companies to provide certain communication services. Although management believes alternative telecommunications facilities could be found in a timely manner, any disruption of these services could potentially have an adverse impact on our business, results of operations and financial condition.

The Partnership depends upon various key suppliers to provide it, directly or through other suppliers, with the equipment and services, such as switch and network equipment, handsets and other devices and wireless data applications that are needed to operate the business. Most of our handset and other device suppliers rely on Qualcomm Incorporated (“Qualcomm”) for the manufacture and supply of the chipsets used in their devices. We also rely on Qualcomm for its binary run-time environment for wireless technology which enables many of our handsets and other devices to access key wireless data services. In addition, a small group of suppliers provide nearly all of our network cell site and switch equipment and, in many instances, due to compatibility issues, we must use the same supplier for both the cell site equipment and switches in a given area of our network footprint. If any of our key network cell site and switch equipment suppliers, or other suppliers, fail to provide equipment or services on a timely basis or fail to meet our performance expectations, we may be unable to provide services to our customers in a competitive manner or continue to maintain and upgrade our network. Because of the costs and time lags that can be associated with transitioning from one supplier to another, our business could be substantially disrupted if we were required to, or chose to, replace the products or services of one or more major suppliers with products or services from another source, especially if the replacement became necessary on short notice. Any such disruption could increase our costs, decrease our operating efficiencies and have a material adverse effect on our business, results of operations and financial condition.

Recently Adopted Accounting Standards

On January 1, 2009, we adopted the accounting standard relating to business combinations, including assets acquired and liabilities assumed arising from contingencies. This standard requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and applies to all transactions and other events in which one entity obtains control over one or more other businesses. Upon our adoption of this standard, we were required to expense certain transaction costs and related fees associated with business combinations that were previously capitalized. In addition, with the adoption of this standard, changes to valuation allowances for acquired deferred income tax assets and adjustments to unrecognized tax benefits acquired generally are to be recognized as adjustments to income tax expense rather than goodwill.

The adoption of the following accounting standards and updates during 2009 did not result in a significant impact to our consolidated financial statements:

On January 1, 2009, we adopted the accounting standard relating to disclosures about derivative instruments and hedging activities, which requires additional disclosures that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows.

On January 1, 2009, we adopted the accounting standard that modifies the determination of the useful life of intangible assets from a requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions to one that requires an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. This standard also requires disclosure of information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and ability to renew or extend the arrangements.

On June 15, 2009, we prospectively adopted the accounting standard regarding the accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued.

On June 15, 2009, we prospectively adopted the accounting standard that amends the requirements for disclosures about fair value of financial instruments, for annual, as well as interim, reporting periods.

On June 15, 2009, we prospectively adopted the accounting standard that amends requirements for recognizing and measuring other-than-temporary impairment of debt securities classified as held to maturity or held for sale. The presentation and disclosure requirements apply to both debt and equity securities.

On June 15, 2009, we prospectively adopted the accounting standard regarding estimating fair value measurements when the volume and level of activity for the asset or liability has significantly decreased, which also provides guidance for identifying transactions that are not orderly.

On August 28, 2009, we prospectively adopted the accounting standard update regarding the measurement of liabilities at fair value. This standard update provides techniques to use in measuring fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not readily available.

Other Recent Accounting Standards

In June 2009, the accounting standard regarding the requirements of consolidation accounting for variable interest entities was updated to require an enterprise to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling interest in a variable interest entity. The adoption of this standard, effective January 1, 2010, is not expected to have a significant impact on our consolidated financial statements.

In September 2009, the accounting standard regarding revenue recognition for multiple deliverable arrangements was updated to require the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact this standard update will have on our consolidated financial statements.

In September 2009, the accounting standard regarding revenue recognition for arrangements that include software elements was updated to require tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. Early adoption is permitted only at the beginning of the company’s fiscal year. We are currently evaluating the impact this standard update will have on our consolidated financial statements.

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

The Partnership has substantially completed the appraisals necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed, the fair value of noncontrolling interests, and the amount of goodwill recognized as of the acquisition date.

The fair values of the assets acquired and liabilities assumed were determined using the income, cost, and market approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market other than interest rate swaps (see Note 4) and long-term debt assumed in the acquisition. The income approach was primarily used to value the intangible assets, consisting primarily of wireless licenses and customer relationships. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required market rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used as appropriate for plant, property and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation. The market approach, which indicates value for a subject asset based on available market pricing for comparable assets, was utilized in combination with the income approach for certain acquired investments. Additionally, Alltel historically conducted business operations in certain markets through non-wholly owned entities (“Managed Partnerships”). The fair value of the noncontrolling interests in these Managed Partnerships as of the acquisition date of approximately $586 million was estimated by using a market approach. The market approach indicates value based on financial multiples available for similar entities and adjustments for the lack of control or lack of marketability that market participants would consider in determining fair value of the Managed Partnerships. The fair value of the majority of the long-term debt assumed and held was primarily valued using quoted market prices.

The following table summarizes the consideration paid and the allocation of the assets acquired, including cash acquired of $1,044 million, and liabilities assumed as of the close of the acquisition, as well as the fair value at the acquisition date of Alltel’s noncontrolling partnership interests:

(dollars in millions)

Assets acquired
Current assets	$2,760
Plant, property and equipment	3,513
Wireless licenses	9,444
Goodwill	16,242
Intangible assets subject to amortization	2,391
Other acquired assets	2,444

Total assets acquired	36,794

Liabilities assumed
Current liabilities	1,833
Long-term debt	23,929
Deferred income taxes and other liabilities	4,982

Total liabilities assumed	30,744

Net assets acquired	6,050
Noncontrolling interest	(458)
Contributed capital	333

Total cash consideration	$5,925

Included in the above purchase price allocation is $2,064 million of net assets to be divested as a condition of the regulatory approval as described below.

Wireless licenses have an indefinite life, and accordingly, are not subject to amortization. The weighted average period prior to renewal of these licenses at acquisition is approximately 5.7 years. The customer relationships, included in Intangible assets subject to amortization are being amortized using an accelerated method over 8 years, and other intangibles are being amortized on a straight-line basis or an accelerated method over a period of 2 to 3 years. Goodwill of approximately $1,363 million is expected to be deductible for tax purposes.

Pro Forma Information

The unaudited pro forma information presents the combined operating results of the Partnership and Alltel, with the results prior to the acquisition date adjusted to include the pro forma impact of: the elimination of transactions between the Partnership and Alltel; the adjustment of amortization of intangible assets and depreciation of fixed assets based on the purchase price allocation; the elimination of merger expenses and management fees incurred by Alltel; and the adjustment of interest expense reflecting the assumption and partial redemption of Alltel’s debt and incremental borrowing incurred by the Partnership to complete the acquisition of Alltel.

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

The following unaudited pro forma consolidated results of operations assume that the acquisition of Alltel was completed as of January 1, 2008:

(dollars in millions)	Year ended December 31, 2008

Operating revenues	$58,572
Net income	13,398

Consolidated results of operations reported for the year ended December 31, 2009 were not significantly different than the pro forma consolidated results of operations assuming the acquisition of Alltel was completed on January 1, 2009.

During the twelve months ended December 31, 2009, we recorded pretax charges of $88 million primarily related to the Alltel acquisition that were comprised of acquisition related costs recorded in Selling, general and administrative expense in the consolidated statements of income.

Alltel Debt Acquired

After the completion of the Alltel acquisition and repayments of Alltel debt, including repayments completed through December 31, 2009, approximately $2,334 million principal amount of Alltel debt that is owed to third parties remains outstanding as of December 31, 2009.

Alltel Divestiture Markets

As a condition of the regulatory approvals by the Department of Justice (“DOJ”) and the FCC that were required to complete the Alltel acquisition, the Partnership will divest overlapping properties in 105 operating markets in 24 states (the “Alltel Divestiture Markets”). These markets consist primarily of Alltel operations, but also include the pre-merger, Verizon Wireless-branded operations of the Partnership in four markets, as well as operations in southern Minnesota and western Kansas that were acquired from Rural Cellular Corporation (“Rural Cellular”). As of December 31, 2009, total assets to be divested of $2,572 million, principally comprised of network assets, wireless licenses and customer relationships, and total liabilities to be divested of $135 million are included in Prepaid expenses and other current assets and Other current liabilities, respectively, on the accompanying consolidated balance sheets as a result of entering into the transactions described below.

On May 8, 2009, we entered into a definitive agreement with AT&T Mobility LLC (“AT&T Mobility”), a subsidiary of AT&T Inc. (“AT&T”), pursuant to which AT&T Mobility agreed to acquire 79 of the 105 Alltel Divestiture Markets, including licenses and network assets for approximately $2.4 billion in cash. On June 9, 2009, we entered into a definitive agreement with Atlantic Tele-Network, Inc. (“ATN”), pursuant to which ATN agreed to acquire the remaining 26 Alltel Divestiture Markets that were not included in the transaction with AT&T Mobility, including licenses and network assets for $200 million in cash. The Partnership expects to close both the AT&T and ATN transactions during the first half of 2010. Completion of each of the foregoing transactions is subject to receipt of regulatory approvals.

Acquisition of Rural Cellular Corporation

On August 7, 2008, the Partnership acquired 100% of the outstanding common stock and redeemed all of the preferred stock of Rural Cellular in a cash transaction valued at approximately $1.3 billion. Rural Cellular was a wireless communications service provider operating under the trade name of “Unicel,” focusing primarily on rural markets in the United States. We believe that the acquisition has enhanced the Partnership’s network coverage in markets adjacent to its existing service areas and has enabled the Partnership to achieve operational benefits through realizing synergies in reduced roaming and other operating expenses.

Had this acquisition been consummated on January 1, 2008, the results of Rural Cellular’s acquired operations would not have had a significant impact on the Partnership’s consolidated net income.

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

As part of its regulatory approval for the Rural Cellular acquisition, the FCC and DOJ required the divestiture of six operating markets, including all of Rural Cellular’s operations in Vermont and New York as well as its operations in Okanogan and Ferry, WA. Included in Other acquired assets in the table above are assets that were divested of $485 million. On December 22, 2008, we exchanged these assets and an additional cellular license with AT&T for assets having a total aggregate value of approximately $495 million.

Other

On May 8, 2009, we entered into an agreement with AT&T to purchase certain assets of Centennial Communications Corporation for $240 million in cash. Completion of the foregoing transaction is subject to receipt of regulatory approvals.

3.	Wireless Licenses, Goodwill and Other Intangibles, Net

The changes in the carrying amount of wireless licenses are as follows:

(dollars in millions)	Wireless Licenses (a)

Balance as of January 1, 2008	$51,485
Acquisitions	10,644
Capitalized interest on wireless licenses	267
Reclassifications, adjustments and other	(4)

Balance as of December 31, 2008	62,392
Acquisitions	9,444
Capitalized interest on wireless licenses	268
Reclassifications, adjustments and other(b)	(99)

Balance as of December 31, 2009	$72,005

(a)	Wireless licenses of approximately $12.2 billion and $12.4 billion were not in service at December 31, 2009 and 2008, respectively.
(b)

Reclassifications, adjustments and other primarily includes the reclassification of wireless licenses associated with the pre-merger operations of the Partnership that are included in the Alltel Divestiture Markets (see Note 2) and included in Prepaid expenses and other current assets in the accompanying consolidated balance sheets.

The Partnership evaluated its wireless licenses for potential impairment as of December 15, 2009 and December 15, 2008. These evaluations resulted in no impairment of the Partnership’s wireless licenses.

On March 20, 2008, the FCC announced the results of Auction 73 of wireless spectrum licenses in the 700 MHz band. The Partnership was the successful bidder for twenty-five 12 MHz licenses in the A-Block frequency, seventy-seven 12 MHz licenses in the B-Block frequency and seven 22 MHz licenses (nationwide with the exception of Alaska) in the C-Block frequency, with an aggregate bid price of $9,363 million. The Partnership has made all required payments to the FCC for these licenses by April 2008. The FCC granted the Partnership these licenses on November 26, 2008.

The average remaining renewal period of our wireless license portfolio was 8.0 years as of December 31, 2009.

The changes in the carrying amount of goodwill are as follows:

(dollars in millions)	Goodwill

Balance as of January 1, 2008	$–
Acquisitions	957
Reclassifications, adjustments and other	(2)

Balance as of December 31, 2008	955
Acquisitions	16,242
Reclassifications, adjustments and other(a)	106

Balance as of December 31, 2009	$17,303

(a)

Reclassifications, adjustments and other includes adjustments to goodwill associated with the finalization of the Rural Cellular purchase accounting partially offset by the reclassification of goodwill associated with the pre-merger operations of the Partnership that are included in the Alltel Divestiture Markets (see Note 2) and included in Prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Other intangibles, net are included in Deferred charges and other assets, net and consist of the following:

	At December 31, 2009			At December 31, 2008
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Customer lists (6 to 8 years)	$2,122	$(497)	$1,625	$226	$(31)	$195
Capitalized software (2 to 5 years)	879	(377)	502	816	(476)	340
Other (1 to 3 years)	397	(235)	162	38	(17)	21

Total(a)	$3,398	$(1,109)	$2,289	$1,080	$(524)	$556

(a)	Based on amortizable intangible assets existing at December 31, 2009, the estimated amortization expense for the five succeeding fiscal years and thereafter is as follows:

2010	$679
2011	502
2012	393
2013	311
2014	199
Thereafter	205

Total	$2,289

At December 31, 2009, the gross amount of Customer lists, Capitalized software and Other include $2,391 million related to the Alltel acquisition.

4.	Fair Value Measurements

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

(dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Deferred charges and other assets, net	$–	$315	$–	$315

Investment in Debt Obligations

On June 10, 2008, in connection with the agreement to acquire Alltel, the Partnership purchased from third parties $4,985 million aggregate principal amount of debt obligations of certain subsidiaries of Alltel for approximately $4,766 million, plus accrued and unpaid interest. Upon closing of the Alltel acquisition (see Note 2), the $4,781 million investment in Alltel debt, which was classified as Level 3 at December 31, 2008, became an intercompany loan that is eliminated in consolidation.

The following table provides additional information about our other significant financial instruments:

	At December 31, 2009		At December 31, 2008
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Term notes due to affiliates	$5,003	$5,008	$11,748	$11,594
Short and long-term debt	$21,659	$23,597	$10,382	$11,066

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

Cross Currency Swaps

During the fourth quarter of 2008, we entered into cross currency swaps designated as cash flow hedges to exchange approximately $2.4 billion of the net proceeds from the December 18, 2008 offering of British Pound Sterling and Euro denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as mitigate the impact of foreign currency transaction gains or losses. The fair value of the cross currency swaps were $315 million in an asset position as of December 31, 2009 and $64 million in an asset position and $59 million in a liability position as of December 31, 2008 and are included in Deferred charges and other assets, net and Other non-current liabilities, respectively, in the consolidated balance sheets. For the years ended December 31, 2009 and 2008, a pretax $310 million and $5 million gain, respectively, on the cross currency swaps has been recognized in Other comprehensive income and $135 million and $58 million, respectively, was reclassified from Accumulated other comprehensive income (loss) to Interest income and other, net to offset the related pretax foreign-currency transaction loss on the underlying debt obligations.

Alltel Interest Rate Swaps

As a result of the Alltel acquisition, the Partnership acquired seven interest rate swap agreements with a notional value of $9.5 billion that paid fixed and received variable rates based on three-month and one-month London Interbank Offered Rate (“LIBOR”) with maturities ranging from 2009 to 2013. We settled all of these agreements using cash generated from operations for a gain that was not significant. Changes in the fair value of these swaps were recorded in earnings through settlement.

Concentrations of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of temporary cash investments, trade receivables and derivative contracts. Our policy is to deposit our temporary cash investments with major financial institutions. Counterparties to our derivative contracts are also major financial institutions. The financial institutions have all been accorded high ratings by primary rating agencies. We limit the dollar amount of contracts entered into with any one financial institution and monitor our counterparties’ credit ratings. We generally do not give or receive collateral on swap agreements due to our credit rating and those of our counterparties. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote.

5.	Noncontrolling Interest

	December 31,
(dollars in millions)	2009	2008

Verizon Wireless of the East	$1,179	$1,179
Cellular partnerships	809	513

Noncontrolling interest in consolidated entities	$1,988	$1,692

Verizon Wireless of the East

Verizon Wireless of the East LP is a limited partnership formed in 2002 and is controlled and managed by the Partnership. Verizon held the noncontrolling interest of Verizon Wireless of the East LP at December 31, 2009 and 2008. Verizon is not allocated any of the profits of Verizon Wireless of the East LP.

6.	Supplementary Financial Information

Supplementary Balance Sheet Information

	December 31,
(dollars in millions)	2009	2008

Receivables, Net:
Accounts receivable	$4,953	$4,030
Other receivables	842	578
Unbilled revenue	282	254

	6,077	4,862
Less: allowance for doubtful accounts	(356)	(244)

Receivables, net	$5,721	$4,618

(dollars in millions)	Balance at beginning of the year	Additions charged to expense	Write-offs, net of recoveries	Balance at end of the year

Accounts Receivable Allowances:
2009	$244	$696	$ (584)	$356
2008	217	507	(480)	244
2007	201	395	(379)	217

	December 31,
(dollars in millions)	2009	2008

Plant, Property and Equipment, Net:
Land	$268	$148
Buildings (20-40 yrs.)	8,849	7,671
Wireless plant and equipment (3-15 yrs.)	40,862	36,079
Furniture, fixtures and equipment (5 yrs.)	4,245	3,806
Leasehold improvements (5 yrs.)	3,501	2,660
Construction-in-progress(b)	1,979	1,760

	59,704	52,124
Less: accumulated depreciation	(28,854)	(24,988)

Plant, property and equipment , net(a)	$30,850	$27,136

(a)	Interest costs of $88 and $62 and network engineering costs of $351 and $250 were capitalized during the years ended December 31, 2009 and 2008, respectively.

(b)	Construction-in-progress includes $784 and $624 of accrued but unpaid capital expenditures as of December 31, 2009 and 2008, respectively.

	December 31,
(dollars in millions)	2009	2008

Accounts Payable and Accrued Liabilities:
Accounts payable and accrued expenses	$3,633	$3,056
Accrued payroll	390	320
Related employee benefits	945	1,320
Taxes payable	516	348
Accrued commissions	385	280
Accrued interest	254	71

Accounts payable and accrued liabilities	$6,123	$5,395

Supplementary Statements of Income Information

	For the Years Ended December 31,
(dollars in millions)	2009	2008	2007

Service Revenue:
Voice revenue	$37,483	$31,984	$30,630
Data revenue	16,014	10,651	7,386

Total service revenue	$53,497	$42,635	$38,016

Advertising and Promotional Costs:	$2,036	$1,779	$1,661

Employee Benefit Plans:
Matching contribution expense	$216	$185	$174
Profit sharing expense	94	103	92

Depreciation and Amortization:
Depreciation of plant, property and equipment	$6,545	$5,258	$5,028
Amortization of other intangibles	802	147	126

Total depreciation and amortization	$7,347	$5,405	$5,154

Interest Expense, Net:
Interest expense	$(1,497)	$(490)	$(547)
Capitalized interest	356	329	296

Interest expense, net	$(1,141)	$(161)	$(251)

Supplementary Cash Flows Information

	For the Years Ended December 31,
(dollars in millions)	2009	2008	2007

Net cash paid for income taxes	$384	$575	$564
Interest paid, net of amounts capitalized	738	90	264

7.	Debt

(dollars in millions)	Maturities	December 31, 2009	December 31, 2008
Debt:
Three-year term loan facility	2010-2011	$3,996	$4,440
$1,250 million floating rate notes	2011	1,250	–
$2,750 million 3.75% notes	2011	2,750	–
$1,000 million floating rate put/call notes	2011	1,000	–
€650 million 7.625% notes	2011	931	908
$750 million 5.25% notes	2012	750	–
$1,250 million 7.375% notes	2013	1,250	1,250
$3,500 million 5.55% notes	2014	3,500	–
€500 million 8.750% notes	2015	716	699
$2,250 million 8.500% notes	2018	2,250	2,250
£600 million 8.875% notes	2018	970	876
Assumed Alltel notes	2012-2032	2,334	–
Unamortized discount, net		(38)	(41)

Total debt, including current maturities		21,659	10,382
Less: current maturities		(2,998)	(444)

Total long-term debt		$18,661	$9,938

Term notes payable to Affiliate(a):
$2,431 million floating rate promissory note	2009	$–	$1,931
$9,363 million floating rate promissory note	2010	5,003	9,363
$750 million fixed rate promissory note	2010	–	454

Total due to affiliates, including current maturities		5,003	11,748
Less: current maturities		(5,003)	(2,385)

Total long-term due to affiliates		$–	$9,363

(a)	All affiliate term notes are payable to Verizon Financial Services LLC (“VFSL”), a wholly-owned subsidiary of Verizon.

Debt

Verizon Wireless Capital LLC, a wholly-owned subsidiary of the Partnership, is a limited liability company formed under the laws of Delaware on December 7, 2001 as a special purpose finance subsidiary to facilitate the offering of debt securities of the Partnership by acting as co-issuer. Other than the financing activities as a co-issuer of the Partnership’s indebtedness, Verizon Wireless Capital LLC has no material assets, operations or revenues. The Partnership is jointly and severally liable with Verizon Wireless Capital LLC for co-issued notes, as indicated.

Discounts and capitalized debt issuance costs are amortized using the effective interest method.

During, 2009, the Partnership and Verizon Wireless Capital LLC completed an exchange offer to exchange the privately placed notes issued in November of 2008, as well as February and May of 2009 for new notes with similar terms.

On June 25, 2009, the Partnership issued $1,000 million in aggregate principal amount of our Put/Call Floating Rate Notes due 2011 (“Put/Call Notes”). The interest on the Put/Call Notes will be equal to the three-month LIBOR plus an applicable margin ranging from 50 to 80 basis points that will be reset quarterly. Commencing on December 27, 2009 and on each quarterly interest payment date thereafter, both the noteholders and the Partnership have the right to require settlement of all or a portion of these notes at par. Accordingly, the Put/Call Notes are classified as current maturities in the consolidated balance sheet. As of December 31, 2009, neither the Partnership nor the note holders have exercised their right to require settlement of any portion of the Put/Call Notes.

On May 22, 2009, the Partnership and Verizon Wireless Capital LLC co-issued $1,250 million in aggregate principal amount floating rate notes due 2011 that bear interest equal to three-month LIBOR plus 2.60% that will be reset quarterly and $2,750 million in aggregate principal amount 3.75% notes due 2011 resulting in cash proceeds of $3,989 million, net of discounts and direct issuance costs (collectively the “May 2009 Notes”).

On February 4, 2009, the Partnership and Verizon Wireless Capital LLC co-issued $750 million in aggregate principal amount 5.25% notes due 2012 and $3,500 million in aggregate principal amount 5.55% notes due 2014, resulting in cash proceeds of $4,211 million, net of discounts and direct issuance costs (collectively the “February 2009 Notes”).

On December 19, 2008, the Partnership and Verizon Wireless Capital LLC, as the borrowers, entered into a $17 billion credit facility (the “Acquisition Bridge Facility”). On December 31, 2008, the Acquisition Bridge Facility was reduced to $12.5 billion. On January 9, 2009, the Partnership and Verizon Wireless Capital LLC co-borrowed $12,350 million under the Acquisition Bridge Facility in order to complete the acquisition of Alltel and repay certain of Alltel’s outstanding debt. We used cash generated from operations and the net proceeds from the sale of the

February 2009 Notes, the May 2009 Notes and the Put/Call Notes to repay all of the $12,350 million of borrowings under the Acquisition Bridge Facility. No borrowings remain outstanding under the Acquisition Bridge Facility and the commitments under the Acquisition Bridge Facility have been terminated.

Upon completion of the Alltel acquisition and repayments of Alltel debt, including repayments through December 31, 2009, $2,300 million aggregate principal amount of Alltel Corporation notes remained outstanding and were held by third parties. The Alltel Corporation notes are not guaranteed by the Partnership or by any subsidiary of Alltel and are unsecured. Additionally, under the terms of a tender offer that was completed on March 20, 2009, $155 million aggregate principal amount of the $190 million 10.375% Senior PIK Toggle notes co-issued by Alltel Communications and Alltel Communications Finance were tendered and redeemed for total consideration of $191 million, including accrued interest. As of December 31, 2009, $34 million aggregate principal amount of these notes remains outstanding.

On December 18, 2008, the Partnership and Verizon Wireless Capital LLC co-issued €650 million 7.625% notes due 2011, €500 million 8.750% notes due 2015 and £600 million 8.875% notes due 2018. Concurrent with these offerings, we entered into cross currency swaps to fix our future interest and principal payments in U.S. dollars and exchanged the proceeds of the notes from British Pounds Sterling and Euros into dollars. The net cash proceeds were $2,410 million, net of discounts and issuance costs. The net proceeds from the sale of these notes were used in connection with the acquisition of Alltel on January 9, 2009.

On November 21, 2008, the Partnership and Verizon Wireless Capital LLC co-issued a private placement of $1,250 million 7.375% notes due 2013 and $2,250 million 8.500% notes due 2018, resulting in cash proceeds of $3,451 million, net of discounts and direct issuance costs. The net proceeds from the sale of these notes were used in connection with the acquisition of Alltel on January 9, 2009.

On September 30, 2008, the Partnership and Verizon Wireless Capital LLC, as co-borrowers, entered into a $4,440 million Three-Year Term Loan Facility Agreement (the “Three-Year Term Facility”) with a maturity date of September 30, 2011. We borrowed $4,440 million under the Three-Year Term Facility in order to repay a portion of the 364-day Credit Agreement, as described below. Borrowings under the Three-Year Term Facility currently bear interest at a variable rate based on LIBOR plus 100 basis points. The Three-Year Term Facility includes a requirement to maintain a certain leverage ratio. On August 28, 2009, we repaid $444 million of the Three-Year Term Facility using cash generated from operations, reducing the total outstanding borrowings under this facility to $3,996 million.

On June 5, 2008, the Partnership entered into a $7,550 million 364-day Credit Agreement. During 2008, we utilized this facility primarily to complete the purchase of Alltel debt obligations, finance the acquisition of Rural Cellular and repay Rural Cellular debt. During 2008, the borrowings under this facility were repaid.

Term Notes Payable to Affiliate

On July 30, 2009, the Partnership entered into an amendment of our $9,000 million fixed rate promissory note payable, due August 1, 2009, to VFSL. The fixed rate note, as amended, allows the Partnership to borrow, repay and re-borrow up to a maximum principal amount of $750 million and extends the maturity date to August 1, 2010. Amounts borrowed under this note bear interest at a rate of 5.8% per annum.

We used cash generated from operations to repay all of the remaining borrowings under a $2,431 million floating rate promissory note payable to VFSL. No borrowings remained outstanding under this note as of the maturity date of August 1, 2009.

On May 30, 2008, we repaid a $2,500 million fixed rate note due to VFSL with proceeds obtained through intercompany borrowings.

On March 31, 2008, the Partnership signed a floating rate promissory note that permits the Partnership to borrow up to a maximum principal amount of approximately $9,363 million from VFSL, with a maturity date of March 31, 2010. Amounts outstanding under this note bear interest at a rate per annum equal to one-month LIBOR plus 28 basis points for each interest period, with the interest rate being adjusted on the first business day of each month. Proceeds from the note were used to fund the acquisition of wireless spectrum licenses in the 700 MHz wireless spectrum auction conducted by the FCC. Through December 31, 2009, we used cash generated from operations to repay $4,360 million of this note. As of December 31, 2009, $5,003 million remained outstanding under this note (see Note 14).

On February 22, 2008, we repaid a $6,500 million floating rate note with proceeds obtained through intercompany borrowings.

Debt Covenants

As of December 31, 2009, we are in compliance with all of our debt covenants.

Maturities of Long-Term Debt

Maturities of long-term debt outstanding at December 31, 2009 are as follows:

Years	(dollars in million)
2010	$2,998
2011	6,929
2012	1,550
2013	1,450
2014	3,500
Thereafter	5,270

8.	Long-Term Incentive Plan

Verizon Wireless Long Term Incentive Plan (“Wireless Plan”)

The Wireless Plan provides compensation opportunities to eligible employees and other participating affiliates of the Partnership. The plan provides rewards that are tied to the long-term performance of the Partnership. Under the Wireless Plan, value appreciation rights (“VARs”) are granted to eligible employees. The aggregate number of VARs that may be issued under the plan is approximately 343 million.

VARs reflect the change in the value of the Partnership, as defined in the plan, similar to stock options. Once VARs become vested, employees can exercise their VARs and receive a payment that is equal to the difference between the VAR price on the date of grant and the VAR price on the date of exercise, less applicable taxes. VARs are fully exercisable three years from the date of grant with a maximum term of 10 years. All VARs were granted at a price equal to the estimated fair value of the Partnership, as defined in the Wireless Plan, at the date of the grant.

The Partnership employs the income approach, a standard valuation technique, to arrive at the fair value of the Partnership on a quarterly basis using publicly available information. The income approach uses future net cash flows discounted at market rates of return to arrive at an estimate of fair value, as defined in the plan.

The following table summarizes the assumptions used in the Black-Scholes model during the years ended December 31, 2009, 2008 and 2007:

	2009 Ranges	2008 Ranges	2007 Ranges
Risk-free rate	0.15% - 1.63%	0.6% - 3.3%	3.2% - 5.1%
Expected term (in years)	0.38 - 2.5	1.2 - 3.0	0.9 - 3.4
Expected volatility	35.37% - 61.51%	33.9% - 58.5%	18.1% - 23.4%

The risk-free rate is based on the U.S. Treasury yield curve in effect at the measurement date. Expected volatility was based on a blend of the historical and implied volatility of publicly traded peer companies for a period equal to the VARs expected life, ending on the measurement date, and calculated on a monthly basis. The Partnership does not pay dividends related to the VARs.

For the years ended December 31, 2009, 2008, and 2007, the intrinsic value of VARs exercised during the period was $178 million, $554 million, and $488 million, respectively.

There were no VARs that became vested during the years ended December 31, 2009 and 2008, respectively. For the year ended December 31, 2007, the fair value of VARs vested during the period was $716 million.

Cash paid to settle VARs for the years ended December 31, 2009, 2008, and 2007 was $169 million, $549 million, and $452 million, respectively.

Awards outstanding at December 31, 2009, 2009 and 2007 under the Wireless Plan are summarized as follows:

(shares in thousands)	VARs(a)	Weighted Average Exercise Price of VARs(a)	Vested VARs(a)

Outstanding, January 1, 2007	94,467	$16.99	52,042
Granted	134	13.89
Exercised	(30,848)	15.07
Cancelled/Forfeited	(3,341)	24.12

Outstanding, December 31, 2007	60,412	17.58	60,412
Exercised	(31,817)	18.47
Cancelled/Forfeited	(351)	19.01

Outstanding, December 31, 2008	28,244	16.54	28,244
Exercised	(11,442)	16.53
Cancelled/Forfeited	(211)	17.63

Outstanding, December 31, 2009	16,591	$16.54	16,591

(a)	The weighted average exercise price is presented in actual dollars; VARs are presented in actual units.

The following table summarizes the status of the Partnership’s VARs as of December 31, 2009:

	VARs Vested & Outstanding(a)
(shares in thousands) Range of Exercise Prices	VARs	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$8.74 - $14.79	10,553	3.70	$12.23
$14.80 - $22.19	2,706	1.78	16.77
$22.20 - $30.00	3,332	0.52	30.00

Total	16,591		$16.54

(a)	As of December 31, 2009 the aggregate intrinsic value of VARs outstanding and vested was $333 million.

Verizon Communications Inc. Long Term Incentive Plan

In May 2009, Verizon shareholders approved the 2009 Verizon Communications Inc. Long-Term Incentive Plan (the “Verizon Plan”) which permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and other awards. The maximum number of shares available for awards from the Plan is 115 million shares. The Verizon Plan amends and restates their previous long-term incentive plan.

Restricted Stock Units

The Verizon Plan provides for grants of Restricted Stock Units (“RSUs”) that generally vest at the end of the third year after the grant. The RSUs are classified as liability awards because the RSUs will be paid in cash upon vesting. The RSU award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the performance of Verizon’s stock. Dividend equivalent units are also paid to participants at the time the RSU award is paid, and in the same proportion as the RSU award.

The Partnership had approximately 3.5 million and 3.7 million RSUs outstanding under the Verizon Plans as of December 31, 2009 and 2008, respectively.

Performance Stock Units

The Verizon Plan also provides for grants of Performance Stock Units (“PSUs”) that generally vest at the end of the third year after the grant. As defined by the Verizon Plan, the Human Resources Committee of the Board of Directors of Verizon determines the number of PSUs a participant earns based on the extent to which the corresponding goals have been achieved over the three-year performance cycle. All payments are subject to approval by the Verizon Human Resources Committee. The PSUs are classified as liability awards because the PSU awards are paid in cash upon vesting. The PSU award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the price of Verizon’s stock as well as performance relative to the targets. Dividend equivalent units are also paid to participants at the time that the PSU award is determined and paid, and in the same proportion as the PSU award.

The Partnership had approximately 5.2 million and 5.5 million PSUs outstanding under the Verizon Plans as of December 31, 2009 and 2008, respectively.

As of December 31, 2009, unrecognized compensation expense related to the unvested portion of the Partnership’s RSUs and PSUs was approximately $79 million and is expected to be recognized over a weighted-average period of approximately two years.

Stock-Based Compensation Expense

For the years ended December 31, 2009, 2008 and 2007, the Partnership recognized compensation expense for stock based compensation related to VARs, RSUs and PSUs of $169 million, $19 million and $631 million, respectively.

9.	Income Taxes

Provision for Income Taxes

The provision for income taxes consists of the following:

	For the Years Ended December 31,
(dollars in millions)	2009	2008	2007

Current tax provision:
Federal	$356	$413	$437
State and local	294	213	179

	650	626	616

Deferred tax provision:
Federal	335	217	93
State and local	(188)	(41)	5

	147	176	98

Provision for income taxes	$797	$802	$714

A reconciliation of the income tax provision computed at the statutory tax rate to the Partnership’s effective tax rate is as follows:

	For the Years Ended December 31,
(dollars in millions)	2009	2008	2007

Income tax provision at the statutory rate	$5,418	$4,932	$4,051
State income taxes, net of U.S. federal benefit	27	120	130
Interest and penalties	28	(8)	4
Partnership income not subject to federal or state income taxes	(4,676)	(4,242)	(3,471)

Provision for income tax	$797	$802	$714

Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. The significant components of the Partnership’s deferred tax assets and (liabilities) are as follows:

	December 31,
(dollars in millions)	2009	2008

Deferred tax assets:
Net operating loss carryforward	$505	$149
Valuation allowance	(23)	(14)
State tax deductions	103	107
Other	262	37

Total deferred tax assets	$847	$279

Deferred tax liabilities:
Intangible assets	$(9,555)	$(5,845)
Plant, property and equipment	(1,452)	(496)
Other	(116)	–

Total deferred tax liabilities	$(11,123)	$(6,341)

Net deferred tax asset-current(a)	$317	$151
Net deferred tax liability-non-current	(10,593)	(6,213)

(a)	Included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

At December 31, 2009, the Partnership had net operating loss carryforwards of $3,329 million. These net operating loss carryforwards expire at various dates principally from December 31, 2017 through December 31, 2025.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in millions)

Balance as of January 1, 2007	$70
Additions based on tax positions related to the current year	12
Additions for tax positions of prior years	1
Reductions due to lapse of applicable statute of limitations	(16)
Settlements	–

Balance as of December 31, 2007	67
Additions based on tax positions related to the current year	25
Additions for tax positions of prior years	16
Reductions due to lapse of applicable statute of limitations	(14)
Settlements	(17)

Balance as of December 31, 2008	77
Additions based on tax positions related to the current year	212
Additions for tax positions of prior years	222
Reductions due to lapse of applicable statute of limitations	(5)
Settlements	–

Balance as of December 31, 2009	$506

Upon the acquisition of Alltel on January 9, 2009, the Partnership assumed a liability of $222 for unrecognized tax benefits. As of December 31, 2009, there has been no change in this acquired unrecognized tax benefit liability. It is reasonably possible that the range of possible outcomes can change by a significant amount and accordingly, an estimate of the range of possible outcomes cannot be made until issues are further developed or examinations closed.

Included in the total unrecognized tax benefits balance as of December 31, 2009, is $277 million of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate. The remaining unrecognized tax benefits relate to temporary items that would not affect the effective tax rate.

The Partnership had approximately $50 million for the payment of interest and penalties accrued as of December 31, 2009, relating to the $506 million of unrecognized tax benefits reflected above.

The Partnership or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. The Partnership is generally no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 1997. The Internal Revenue Service (IRS) is currently examining some of the Partnership’s subsidiaries. As a result of the anticipated resolution of various income tax matters within the next twelve months, the Partnership believes that it is reasonably possible that the unrecognized tax benefits may be adjusted. An estimate of the amount of the change attributable to any such settlement cannot be made at this time.

10.	Leases

As Lessee

The Partnership has entered into operating leases for facilities and equipment used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancellable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancellable lease term. For the years ended December 31, 2009, 2008, and 2007, the Partnership recognized rent expense related to payments under these operating leases of $1,149 million, $845 million, and $737 million, respectively, in Cost of service and $504 million, $391 million, and $339 million, respectively, in Selling, general and administrative expense in the accompanying consolidated statements of income.

The aggregate future minimum rental commitments under noncancellable operating leases, excluding renewal options that are not reasonably assured for the periods shown at December 31, 2009, are as follows:

(dollars in millions)	Operating Leases

Years
2010	$1,377
2011	1,214
2012	1,034
2013	863
2014	710
Thereafter	4,229

Total minimum payments	$9,427

11.	Other Transactions with Affiliates

In addition to transactions with Affiliates in Note 7, other significant transactions with Affiliates are summarized as follows:

	For the Years Ended December 31,
(dollars in millions)	2009	2008	2007
Revenue related to transactions with affiliated companies	$102	$106	$105
Cost of service(a)	1,377	1,252	1,139
Certain selling, general and administrative expenses(b)	274	289	165
Interest incurred(c)	66	319	532

(a)	Affiliate cost of service primarily represents charges for long distance, direct telecommunication and roaming services provided by affiliates.

(b)

Affiliate selling, general and administrative expenses include charges from affiliates for services provided, including insurance, leases, office telecommunications, and billing and lockbox services, as well as services billed from the Verizon Service Organization (“VSO”) and Verizon Corporate Services for functions performed under service level agreements.

(c)	Interest costs of $56, $252 and $296 were capitalized in Wireless licenses and Plant, property and equipment, net in the years ended December 31, 2009, 2008 and 2007, respectively (See Notes 3 and 6).

Receivable from Affiliates, Net

The net amounts due from or payable to affiliates as a result of services provided in the normal course of business are presented in Due from affiliates, net within Current assets in the consolidated balance sheets.

Distributions to Affiliates

As required under the Partnership Agreement, the Partnership paid tax distributions of $3,138 million, $1,529 million and $1,918 million to our Partners during the years ended December 31, 2009, 2008 and 2007, respectively. In addition to our quarterly tax distribution to our Partners, our Partners have directed us to make supplemental tax distributions to them, subject to our board of representatives’ right to reconsider these distributions based on significant changes in overall business and financial conditions. The Partnership made such supplemental tax distributions in the aggregate amount of $278 million on August 14, 2009 and November 13, 2009, respectively, for a total supplemental distribution of $556 million which is included in the total distributions paid during the year ended December 31, 2009. Three subsequent annual supplemental tax distributions in the amount of $667 million, comprised of $300 million of Vodafone and $367 million to Verizon in each of 2010, 2011, and 2012 will be paid in equal quarterly installments during each of those years on the same dates that the established regular quarterly tax distributions are made.

In November 2008, the Partnership provided our Partners with the customary calculation of the aggregate tax distribution of $556 million for the quarter ending September 30, 2008. With respect to this tax distribution, however, Verizon and Vodafone agreed to defer payment until the first to occur of either distribution by us or the passage of five business days after receipt of a written request for distribution delivered to us by Verizon or Vodafone. The deferred distribution of $556 million is presented in Due to affiliates within Current liabilities in the consolidated balance sheet as of December 31, 2008. On April 23, 2009, the Partnership made payment of the deferred distribution in full (without interest, premium or other adjustment) of the applicable amounts to our Partners. No deferred distributions remain outstanding as of December 31, 2009.

12.	Accumulated Other Comprehensive Income (Loss)

Comprehensive income consists of net income and other gains and losses affecting partners’ capital that, under GAAP, are excluded from net income. The components of Accumulated other comprehensive income (loss) are as follows:

	December 31,
(dollars in millions)	2009	2008

Unrealized gains (losses) on cash flow hedges, net	$122	$(53)
Defined benefit pension and postretirement plans	(9)	(63)

Accumulated other comprehensive income (loss)	$113	$(116)

13.	Commitments and Contingencies

Under the terms of an agreement entered into among the Partnership, Verizon, and Vodafone on April 3, 2000, Vodafone obtained the right to require the Partnership to purchase up to an aggregate of $20 billion of Vodafone’s interest in the Partnership, at its then fair market value. Vodafone did not exercise its redemption rights. Accordingly, $10 billion of partners’ capital classified as redeemable was reclassified to partners’ capital in the accompanying consolidated statements of changes in partners’ capital in the year ended December 31, 2007.

The Alliance Agreement contains a provision, subject to specified limitations, that requires Vodafone and Verizon to indemnify the Partnership for certain contingencies, excluding PrimeCo Personal Communications L.P. contingencies, arising prior to the formation of the Partnership.

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

All of the above matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate liability with respect to these matters as of December 31, 2009 cannot be ascertained. The potential effect, if any, on the consolidated financial statements of the Partnership, in the period in which these matters are resolved, may be material.

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

Verizon has entered into reimbursement agreements with third-party lenders that permit these lenders to issue letters of credit to third parties on behalf of the Partnership and our subsidiaries, including Alltel, following the acquisition of Alltel. As of December 31, 2009, an aggregate of $12 million of letters of credit were outstanding on behalf of the Partnership pursuant to those reimbursement agreements, including approximately $9 million of letters of credit outstanding on behalf of Alltel.

We have commitments primarily to purchase network services, equipment and software from suppliers totaling $251 million. Of this total amount, $132 million, $47 million, $42 million, $18 million and $12 million are expected to be purchased in 2010, 2011, 2012, 2013 and 2014 and thereafter, respectively.

14.	Subsequent Events

On February 12, 2010, we paid tax distributions to our Partners of $867 million, including an aggregate tax distribution of $700 million for the quarter ended December 31, 2009 as well as the $167 million supplemental tax distribution. See Note 11.

Through the date these consolidated financial statements were filed with the SEC, the Partnership used cash generated from operations to repay $1,760 million of our $9,363 million Auction 73 floating rate note, reducing the outstanding borrowings under this note to $3,243 million. On March 12, 2010, the Partnership and VFSL amended certain provisions of this note to extend the term of this note to October 31, 2010. The amendment also requires the repayment of any unpaid principal, plus accrued interest, with the cash proceeds received from the sale of any Alltel Divestiture Markets within 5 business days of receipt of such cash proceeds. Amounts outstanding under the amended note will bear interest at a rate of LIBOR plus 1.10% for each interest period.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cellco Partnership

By:	/s/ John Townsend	Date: March 12, 2010
John Townsend Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ Lowell C. McAdam Lowell C. McAdam	Representative, President and Chief Executive Officer	Date: March 12, 2010

Principal Financial and Accounting Officer:

/s/ John Townsend John Townsend	Vice President and Chief Financial Officer	Date: March 12, 2010

/s/ Ivan G. Seidenberg Ivan G. Seidenberg	Chairman of the Board of Representatives	Date: March 12, 2010

/s/ Vittorio Colao Vittorio Colao	Representative	Date: March 12, 2010

/s/ Daniel S. Mead Daniel S. Mead	Representative, Executive Vice President and Chief Operating Officer	Date: March 12, 2010

/s/ Marc C. Reed Marc C. Reed	Representative	Date: March 12, 2010

/s/ John F. Killian John F. Killian	Representative	Date: March 12, 2010

/s/ Andrew N. Halford Andrew N. Halford	Representative	Date: March 12, 2010

/s/ Stephen C. Pusey Stephen C. Pusey	Representative	Date: March 12, 2010

/s/ Terry D. Kramer Terry D. Kramer	Representative	Date: March 12, 2010