Form 10-K/A
period 2009-12-31
CELLCO PARTNERSHIP
filed 2010-04-08
CIK 1175215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Documents incorporated by reference: None

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) solely for the purpose of amending Part IV, Item 15(a)(2) Exhibits, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Original Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2010, to add an “Exhibit 10.31”, “Exhibit 10.32” and “Exhibit 10.50” to the list of Exhibits.

Except as described above, we have not modified or updated any other disclosures presented in our Original Annual Report. This Amendment does not amend, update or change the financial statements or any other disclosures in the Original Annual Report, including the exhibits to the Original Annual Report affected by subsequent events, and does not reflect events occurring after the filing of the Original Annual Report. Accordingly, this report should be read in conjunction with the Original Annual Report and our filings with the SEC subsequent to the filing of the Original Annual Report, including any amendment to those filings.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:

(2)	Exhibits

Exhibit Number	Exhibit Description

3.5	Cellco Partnership Amended and Restated Partnership Agreement dated as of April 3, 2000 (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

3.6	Amendment and Joinder to Cellco Partnership Amended and Restated Partnership Agreement dated as of July 10, 2000 (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

3.7	Amendment to Cellco Partnership Amended and Restated Partnership Agreement dated as of July 24, 2003 (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

3.8	Amendment Number 3 to Cellco Partnership Amended and Restated Partnership Agreement dated as of February 26, 2004 (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

4.1	Indenture dated as of November 21, 2008 by and among Cellco Partnership and Verizon Wireless Capital LLC as Issuers and U.S. Bank National Association as Trustee (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

4.2	First Supplemental Indenture dated as of December 18, 2008 by and among Cellco Partnership and Verizon Wireless Capital LLC as Issuers and U.S. Bank National Association as Trustee (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

4.3	Form of Global Certificate Representing the New Floating Rate Notes due 2011 (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

4.4	Form of Global Certificate Representing the New 3.75% Notes due 2011 (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

4.5	Form of Global Certificate Representing the New 5.25% Notes due 2012 (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

4.6	Form of Global Certificate Representing the New 7.375% Notes due 2013 (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

4.7	Form of Global Certificate Representing the New 5.55% Notes due 2014 (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

4.8	Form of Global Certificate Representing the New 8.50% Notes due 2018 (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.1	U.S. Wireless Alliance Agreement dated as of September 21, 1999 by and between Bell Atlantic Corporation and Vodafone AirTouch Plc (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.2	Amendment to U.S. Wireless Alliance Agreement dated as of April 3, 2000 (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.3	Investment Agreement dated as of April 3, 2000 by and among Vodafone AirTouch Plc, Bell Atlantic Corporation and Cellco Partnership (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.4	Settlement Strategy Agreement dated as of September 21, 1999 by and between Vodafone AirTouch Plc and Bell Atlantic Corporation (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.5	Amendment to Settlement Strategy Agreement dated as of April 3, 2000 by and between Vodafone AirTouch Plc and Bell Atlantic Corporation (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.6	Form of Indemnity Agreement (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.7	Agreement and Plan of Merger dated as of June 5, 2008 by and among Cellco Partnership, AirTouch Cellular, Abraham Merger Corporation, Alltel Corporation and Atlantis Holdings LLC (incorporated herein by reference to Verizon Communications Inc. Form 8-K dated June 5, 2008 (No. 001-08606))

10.8	Form of Employment Agreement between Verizon Communications Inc. and Band 1 Senior Management Employees (applicable to Lowell McAdam) (incorporated herein by reference to Verizon Communications Inc. Form 10-K for the fiscal year ended December 31, 2004 (No. 001-08606))

10.9	Employment Agreement effective as of January 1, 2004 between Steven E. Zipperstein and Cellco Partnership (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.10	International Assignment Agreement effective as of January 1, 2005 between John Townsend and Vodafone Group Services Limited (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.11	Employment Agreement between Jack D. Plating and Cellco Partnership (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.12	Verizon Communications Inc. Long-Term Incentive Plan (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.13	Verizon Communications Inc. Short-Term Incentive Plan (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.14	Verizon Communications Inc. Long-Term Incentive Plan, as amended and restated (incorporated herein by reference to Verizon Communications Inc. 14A Proxy Statement filed March 23, 2009 (No. 001-08606))

10.15	Verizon Communications Inc. Short-Term Incentive Plan, as amended and restated (incorporated herein by reference to Verizon Communications Inc. 14A Proxy Statement filed March 23, 2009 (No. 001-08606))

10.16	Summary Plan Description of Verizon Communications Inc. Executive Deferral Plan effective as of January 1, 2006 (incorporated herein by reference to Verizon Communications Inc. Form 10-Q for the period ended June 30, 2009 (No. 001-08606))

10.17	Verizon Communications Inc. Income Deferral Plan, as amended and restated, effective as of January 1, 2002 (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.18	Administrative Guide of the Verizon Wireless Short-Term Incentive Plan (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.19	2000 Verizon Wireless Long-Term Incentive Plan, as amended and restated, effective as of July 10, 2000 (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.20	Summary Plan Description of the Verizon Wireless Executive Deferral Plan effective as of January 1, 2008 (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.21	Verizon Wireless Executive Savings Plan, as amended and restated, effective as of January 1, 2001 (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.22	Verizon Wireless Retirement Plan, as amended and restated, effective as of January 1, 2001 (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.23	Rules of the Vodafone Global Incentive Plan effective as of November 8, 2005 (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.24	Vodafone Global Short-Term Incentive Plan dated as of July 19, 2007 (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.25	Trust Deed and Rules of the Vodafone Share Incentive Plan dated as of February 15, 2002 between Vodafone Group Plc and Mourant ECS Trustees Limited (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.26	Trust Deed and Rules of the Vodafone UK Defined Contribution Pension Plan between Vodafone Group Plc and Vodafone DC Pension Trustee Company Limited effective as of July 1, 2004 (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.27	Vodafone Group Pension Scheme Second Definitive Deed and Rules dated as of May 28, 1999 (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.28	Verizon Communications Inc. Long-Term Incentive Plan—Restricted Stock Unit Agreement 2006-08 Award Cycle (incorporated herein by reference to Verizon Communications Inc. Form 10-K for the fiscal year ended December 31, 2005 (No. 001-08606))

10.29	Verizon Communications Inc. Long-Term Incentive Plan—Performance Stock Unit Agreement 2006-08 Award Cycle (incorporated herein by reference to Verizon Communications Inc. Form 10-K for the fiscal year ended December 31, 2005 (No. 001-08606))

10.30	Verizon Communications Inc. Long-Term Incentive Plan—Restricted Stock Unit Agreement 2007-09 Award Cycle (incorporated herein by reference to Verizon Communications Inc. Form 10-Q for the period ended March 31, 2007 (No. 001-08606))

10.31	Verizon Communications Inc. Long-Term Incentive Plan—Performance Stock Unit Agreement 2007-09 Award Cycle (incorporated herein by reference to Verizon Communications Inc. Form 10-Q for the period ended March 31, 2007 (No. 001-08606))

10.32	Verizon Communications Inc. Long-Term Incentive Plan—Restricted Stock Unit Agreement 2008-10 Award Cycle (incorporated herein by reference to Verizon Communications Inc. Form 10-Q for the period ended March 31, 2008 (No. 001-08606))

10.33	Verizon Communications Inc. Long-Term Incentive Plan—Performance Stock Unit Agreement 2008-10 Award Cycle (incorporated herein by reference to Verizon Communications Inc. Form 10-Q for the period ended March 31, 2008 (No. 001-08606))

10.34	Verizon Communications Inc. Long-Term Incentive Plan—Restricted Stock Unit Agreement 2009-11 Award Cycle (incorporated herein by reference to Verizon Communications Inc. Form 10-Q for the period ended March 31, 2009 (No. 001-08606))

10.35	Verizon Communications Inc. Long-Term Incentive Plan—Performance Stock Unit Agreement 2009-11 Award Cycle (incorporated herein by reference to Verizon Communications Inc. Form 10-Q for the period ended March 31, 2009 (No. 001-08606))

10.36	Secondment Agreement dated as of January 13, 2005 between Vodafone Americas Inc. and Cellco Partnership (for John Townsend) (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333- 160446))

10.37	Software Assignment and License Agreement dated as of April 3, 2000 between AirTouch Communications Inc. and Cellco Partnership (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.38	Intellectual Property Assignment dated as of April 3, 2000 between AirTouch Communications, Inc. and Cellco Partnership (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333- 160446))

10.39	Patent License Agreement dated as of April 3, 2000 between AirTouch Communications, Inc. and Cellco Partnership (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.40	Patent License Agreement dated as of April 3, 2000 by and among Bell Atlantic Cellular Holdings, L.P. and NYNEX PCS Inc. and Cellco Partnership (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.41	Trademark and Domain Name License Agreement effective as of April 3, 2000 by and among Bell Atlantic Cellular Holdings, L.P., NYNEX PCS Inc. and Cellco Partnership (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.42	Trademark and Domain Name License Agreement effective as of April 3, 2000 by and among Bell Atlantic Cellular Holdings, L.P., NYNEX PCS Inc. and Cellco Partnership (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.43	Amendment No. 2 to Secondment Agreement between Vodafone Americas Inc. and Cellco Partnership dated as of January 13, 2009 (for John Townsend) (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.44	Form of Addendum to Form of Employment Agreement between Verizon Communications Inc. and Band 1 Senior Management (applicable to Lowell McAdam) (incorporated herein by reference to Verizon Communications Inc. Form 10-Q for the period ended June 30, 2009 (No. 001-08606))

10.45	Fixed Rate Promissory Note between Cellco Partnership and Verizon Financial Services LLC dated as of September 1, 2005 (incorporated by reference to Cellco Partnership Form 8-K dated September 6, 2005 (No. 333-92214))

10.46	Amendments to the Fixed Rate Promissory Note between Cellco Partnership and Verizon Financial Services LLC dated as of September 1, 2005 (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.47	Auction 73 Floating Rate Promissory Note between Cellco Partnership and Verizon Financial Services LLC dated as of March 31, 2008 and amendments thereto (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form S-4 (no. 333-160446))

10.48	Revised and restated employment agreement between John Stratton and Verizon Communications, dated April 5, 2007, and all amendments thereto, assigned by Verizon Communications to the Company on March 1, 2010 (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form 10-K for the year ended December 31, 2009 (no. 333-160446))

10.49	Amendment No. 8 to Auction 73 Floating Rate Promissory Note between Cellco Partnership and Verizon Financial Services LLC dated as of March 31, 2008 (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form 10-K for the year ended December 31, 2009 (no. 333-160446))

10.50	Amendment No. 3 to Secondment Agreement between Vodafone Americas Inc. and Cellco Partnership dated as of December 7, 2009 (for John Townsend) (incorporated by reference to Exhibit 10.1 of Cellco Partnership Form 8-K dated December 7, 2009 (No. 333-160446))

12	Computation of Ratio of Earnings to Fixed Charges (as of December 31, 2009) (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form 10-K for the year ended December 31, 2009 (no. 333-160446))

21	Subsidiaries of Cellco Partnership (incorporated by reference to the exhibit of the same number to Cellco Partnership’s Form 10-K for the year ended December 31, 2009 (no. 333-160446))

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

Cellco Partnership

By:	/s/ John Townsend	Date: April 8, 2010
John Townsend Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)