Form 10-Q
period 2010-03-31
CELLCO PARTNERSHIP
filed 2010-04-28
CIK 1175215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Part I - Financial Information

Item 1.	Financial Statements

Condensed Consolidated Statements of Income

Cellco Partnership (d/b/a Verizon Wireless)

	Three Months Ended March 31,
(dollars in millions) (unaudited)	2010	2009
Operating Revenue (including $26 and $26 from affiliates)
Service revenue	$13,845	$13,075
Equipment and other	1,938	2,047

Total operating revenue	15,783	15,122

Operating Costs and Expenses (including $443 and $385 to affiliates)
Cost of service (exclusive of items shown below)	2,000	1,919
Cost of equipment	2,812	2,803
Selling, general and administrative	4,682	4,581
Depreciation and amortization	1,840	1,793

Total operating costs and expenses	11,334	11,096

Operating Income	4,449	4,026

Other Income (Expenses)
Interest expense, net	(151)	(442)
Interest income and other, net	25	20

Income Before Provision for Income Taxes	4,323	3,604
Provision for income taxes	(243)	(79)

Net Income	$4,080	$3,525

Net income attributable to noncontrolling interest	69	70
Net income attributable to Cellco Partnership	4,011	3,455

Net Income	$4,080	$3,525

See Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Cellco Partnership (d/b/a Verizon Wireless)

(dollars in millions) (unaudited)	March 31, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$942	$607
Receivables, net of allowances of $393 and $356	5,391	5,721
Due from affiliates, net	137	58
Inventories, net	1,058	1,373
Prepaid expenses and other current assets	3,304	3,335

Total current assets	10,832	11,094

Plant, property and equipment, net	30,876	30,850
Wireless licenses	72,127	72,005
Goodwill	17,303	17,303
Other intangibles and other assets, net	2,802	3,100

Total assets	$133,940	$134,352

Liabilities and Partners’ Capital
Current liabilities
Short-term debt, including current maturities	$2,998	$2,998
Due to affiliates	1,800	5,003
Accounts payable and accrued liabilities	6,031	6,123
Advance billings	1,680	1,695
Other current liabilities	468	415

Total current liabilities	12,977	16,234

Long-term debt	18,509	18,661
Deferred tax liabilities, net	10,616	10,593
Other non-current liabilities	1,690	1,877

Total liabilities	43,792	47,365

Commitments and contingencies (see Note 9)	—	—

Partners’ capital
Capital	88,030	84,886
Accumulated other comprehensive income	121	113
Noncontrolling interest	1,997	1,988

Total Partners’ capital	90,148	86,987

Total liabilities and Partners’ capital	$133,940	$134,352

See Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

Cellco Partnership (d/b/a Verizon Wireless)

	Three Months Ended March 31,
(dollars in millions) (unaudited)	2010	2009
Cash Flows from Operating Activities

Net income	$4,080	$3,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,840	1,793
Changes in current assets and liabilities (net of the effects of acquisitions)	(62)	(141)
Other operating activities, net	674	333
Net cash provided by operating activities	6,532	5,510

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(1,770)	(1,551)
Acquisition of businesses and licenses, net of cash acquired	—	(4,881)
Other investing activities, net	(296)	(38)
Net cash used in investing activities	(2,066)	(6,470)

Cash Flows from Financing Activities
Net decrease in affiliate borrowings	(3,203)	(464)
Net increase in short-term obligations	—	7,239
Issuance of long-term debt	—	4,211
Repayment of long-term debt	—	(16,582)
Distributions to partners	(867)	(336)
Other financing activities, net	(61)	(536)
Net cash used in financing activities	(4,131)	(6,468)

Increase (decrease) in cash and cash equivalents	335	(7,428)
Cash and cash equivalents, beginning of period	607	9,227
Cash and cash equivalents, end of period	$942	$1,799

See Notes to Unaudited Condensed Consolidated Financial Statements.

Notes to Unaudited Condensed Consolidated Financial Statements

Cellco Partnership (d/b/a Verizon Wireless)

1.	Background and Basis of Presentation

Cellco Partnership (the “Partnership”), a Delaware partnership doing business as Verizon Wireless, provides wireless voice and data services and related equipment to consumers and business customers across one of the most extensive wireless networks in the United States. The Partnership has one segment and operates domestically only. References to “our Partners” refers to subsidiaries of Verizon Communications Inc. (“Verizon”), which own 55% of the Partnership, and U.S. subsidiaries of Vodafone Group Plc (“Vodafone”), which own 45% of the Partnership. We are the largest wireless service provider in the United States, as measured by total number of customers.

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, you should refer to the audited financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year.

Recently Adopted Accounting Standards

In January 2010, we adopted the accounting standard regarding consolidation accounting for variable interest entities. This standard requires an enterprise to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling interest in a variable interest entity. The adoption of this accounting standard update did not have a material impact on our condensed consolidated financial statements.

In January 2010, we adopted the accounting standard update regarding fair value measurements and disclosures which requires additional disclosures regarding assets and liabilities measured at fair value. The adoption of this accounting standard update did not have a material impact on our condensed consolidated financial statements.

Recent Accounting Standards

In September 2009, the accounting standard update regarding revenue recognition for multiple deliverable arrangements was issued. This update requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact that this standard update will have on our consolidated financial statements.

In September 2009, the accounting standard update regarding revenue recognition for arrangements that include software elements was issued. This update requires tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact that this standard update will have on our consolidated financial statements.

2.	Dispositions

As a condition of the regulatory approvals by the Department of Justice and the Federal Communications Commission that were required to complete the January 9, 2009 acquisition of Alltel Corporation (“Alltel”), the Partnership will divest overlapping properties in 105 operating markets in 24 states (the “Alltel Divestiture Markets”). As of March 31, 2010, total assets to be divested of $2,562 million, principally comprised of network assets, wireless licenses and customer relationships, and total liabilities to be divested of $109 million are included in Prepaid expenses and other current assets and Other current liabilities, respectively, on the accompanying condensed consolidated balance sheets.

On May 8, 2009, the Partnership entered into a definitive agreement with AT&T Mobility LLC (“AT&T Mobility”), a subsidiary of AT&T Inc., pursuant to which AT&T Mobility agreed to acquire 79 of the 105 Alltel Divestiture Markets, including licenses and network assets, for approximately $2.4 billion in cash. On June 9, 2009, the Partnership entered into a definitive agreement with Atlantic Tele-Network, Inc. (“ATN”), pursuant to which ATN agreed to acquire the remaining 26 Alltel Divestiture Markets, including licenses and network assets, for $200 million in cash. During April 2010, the Partnership received the regulatory approvals necessary to complete the sale of the markets to ATN and completed the transaction. The Partnership expects to close the transaction with AT&T Mobility during the second quarter of 2010 subject to receipt of regulatory approval.

3.	Wireless Licenses, Goodwill and Other Intangibles, Net

Wireless Licenses

Changes in the carrying amount of Wireless licenses are as follows:

(dollars in millions)	Wireless Licenses
Balance as of December 31, 2009	$72,005
Capitalized interest on wireless licenses	116
Reclassifications, adjustments and other	6

Balance as of March 31, 2010	$72,127

As of March 31, 2010 and December 31, 2009, approximately $12.1 billion and $12.2 billion, respectively, of wireless licenses were under development for commercial service for which we are capitalizing interest costs.

Goodwill

There were no changes in the carrying amount of goodwill during the three months ended March 31, 2010.

Other Intangibles, net

Other intangibles, net are included in Other intangibles and other assets, net and consist of the following:

	At March 31, 2010			At December 31, 2009
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (6 to 8 years)	$2,120	$(600)	$1,520	$2,122	$(497)	$1,625
Capitalized software (2 to 5 years)	860	(361)	499	879	(377)	502
Other (2 to 3 years)	397	(267)	130	397	(235)	162

Total	$3,377	$(1,228)	$2,149	$3,398	$(1,109)	$2,289

The amortization expense for Other intangible assets was as follows:

Three Months Ended March 31,	(dollars in millions)
2010	$170
2009	189

Estimated annual amortization expense for Other intangible assets is as follows:

Years	(dollars in millions)
2010	$527
2011	526
2012	387
2013	303
2014	208
Thereafter	198

Total	$2,149

4.	Fair Value Measurements

The following table presents the balances of assets measured at fair value on a recurring basis as of March 31, 2010:

		(dollars in millions)
Asset Category	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Other intangibles and other assets, net:
Derivative contracts—Cross currency swaps	$—	$170	$—	$170

(1) –	quoted prices in active markets for identical assets or liabilities
(2) –	observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) –	no observable pricing inputs in the market

Derivative contracts consist of cross currency swaps. Derivative contracts are valued using models based on readily observable market parameters for all substantial terms of our derivative contracts and thus are classified within Level 2. We use mid-market pricing for fair value measurements of our derivative instruments.

We recognize transfers of assets between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers of assets within the fair value hierarchy during the three months ended March 31, 2010.

Fair Value of Short-term and Long-term Debt

The fair value of our term note due to affiliates is determined based on future cash flows discounted at current rates. The fair value of our short-term and long-term debt is determined based on quoted market prices or future cash flows discounted at current rates. Our financial instruments also include cash and cash equivalents, and trade receivables and payables. These financial instruments are short term in nature and are stated at their carrying value, which approximates fair value. The fair value of our term note due to affiliates and short-term and long-term debt were as follows:

	At March 31, 2010		At December 31, 2009
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term note due to affiliates	$1,800	$1,800	$5,003	$5,008
Short-term and long-term debt	$21,507	$23,607	$21,659	$23,597

Derivative Instruments

We have entered into derivative transactions to manage our exposure to fluctuations in foreign currency exchange rates and interest rates. We employ risk management strategies that may include the use of a variety of derivatives including cross currency swaps and interest rate swap agreements. We do not hold derivatives for trading purposes.

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

Cross Currency Swaps

During the fourth quarter of 2008, we entered into cross currency swaps designated as cash flow hedges to exchange approximately $2.4 billion of the net proceeds from the December 18, 2008 offering of British Pound Sterling and Euro denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as mitigate the impact of foreign currency transaction gains or losses. The fair value of the cross currency swaps included in Other intangibles and other assets, net in the condensed consolidated balance sheets were $170 million and $315 million at March 31, 2010 and December 31, 2009, respectively. The change in the fair value of the cross currency swaps during the three months ended March 31, 2010 offset the change in the carrying value of the underlying debt obligations due to the impact of foreign currency exchange movements.

5.	Debt

Debt

On April 16, 2010, the Partnership repaid $770 million of borrowings under a three-year term loan facility, reducing the outstanding borrowings under this facility to $3,226 million.

Term Notes Payable to Affiliate

Through March 31, 2010, the Partnership repaid $3,203 million of our $9,363 million Auction 73 floating rate note due to a wholly owned subsidiary of Verizon, Verizon Financial Services LLC (“VFSL”), reducing the outstanding borrowings under this note to $1,800 million. On March 12, 2010, the Partnership and VFSL amended certain provisions of this note to extend the term of this note to October 31, 2010. The amendment also requires the repayment of any unpaid principal, plus accrued interest, with the cash proceeds received from the sale of any Alltel Divestiture Markets within five business days of receipt of such cash proceeds. Amounts outstanding under the amended note will bear interest at a rate of LIBOR plus 1.10% for each interest period.

During April 2010, the Partnership repaid $760 million of our $9,363 million Auction 73 floating rate note, reducing the outstanding borrowings under this note to $1,040 million.

Debt Covenants

As of March 31, 2010, we are in compliance with all of our debt covenants.

6.	Long-Term Incentive Plan

Verizon Wireless Long Term Incentive Plan (“Wireless Plan”)

The Wireless Plan provides compensation opportunities to eligible employees of the Partnership. The Wireless Plan provides rewards that are tied to the long-term performance of the Partnership. Under the Wireless Plan, value appreciation rights (“VARs”) are granted to eligible employees. As of March 31, 2010, all VARs were fully vested.

VARs reflect the change in the value of the Partnership, as defined in the Wireless Plan, similar to stock options. Once VARs become vested, employees can exercise their VARs and receive a payment that is equal to the difference between the VAR price on the date of grant and the VAR price on the date of exercise, less applicable taxes. VARs are fully exercisable three years from the date of grant with a maximum term of 10 years. All VARs were granted at a price equal to the estimated fair value of the Partnership, as defined in the Wireless Plan, at the date of grant.

For the three months ended March 31, 2010 and 2009, the intrinsic value of VARs exercised during the period was $15 million and $140 million, respectively, and cash paid to settle VARs was $12 million and $137 million, respectively.

The following table summarizes award activity under the Wireless Plan as of March 31, 2010 and changes during the three-month period:

(shares in thousands)	VARs	Weighted Average Exercise Price of VARs
Outstanding, December 31, 2009	16,591	$16.54
Exercised	(738)	22.88

Outstanding, March 31, 2010	15,853	$16.24

The following table summarizes the status of the Partnership’s VARs as of March 31, 2010:

	VARs Vested & Outstanding (a)
(shares in thousands) Range of Exercise Prices	VARs	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$8.74 - $14.79	10,320	3.46	$12.22
$14.80 - $22.19	2,621	1.53	16.77
$22.20 - $30.00	2,912	0.28	30.00

Total	15,853		$16.24

(a)	As of March 31, 2010, the aggregate intrinsic value of VARs outstanding and vested was $339 million.

Verizon Communications Inc. Long Term Incentive Plan

The 2009 Verizon Communications Inc. Long-Term Incentive Plan (the “Verizon Plan”) permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other awards. The maximum number of shares available for awards from the Verizon Plan is 115 million shares.

Restricted Stock Units

The Verizon Plan provides for grants of Restricted Stock Units (“RSUs”) that generally vest at the end of the third year after the grant. The RSUs outstanding at January 1, 2010 are classified as liability awards because the RSUs will be paid in cash upon vesting. The RSU award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the performance of Verizon common stock. The RSUs granted during the first quarter of 2010 are classified as equity awards because these RSUs will be paid in Verizon common stock upon vesting. Compensation expense for RSUs classified as equity awards is measured based on the market price of Verizon common stock at the date of grant and is recognized over the vesting period. Dividend equivalent units are also paid to participants at the time the RSU award is paid, and in the same proportion as the RSU award.

The Partnership had approximately 3.8 million and 3.5 million RSUs outstanding under the Verizon Plans as of March 31, 2010 and December 31, 2009, respectively.

Performance Stock Units

The Verizon Plan also provides for grants of Performance Stock Units (“PSUs”) that generally vest at the end of the third year after the grant. As defined by the Verizon Plan, the Human Resources Committee of the Board of Directors of Verizon determines the number of PSUs a participant earns based on the extent to which the corresponding goals have been achieved over the three-year performance cycle. All payments are subject to approval by the Verizon Human Resources Committee. The PSUs are classified as liability awards because the PSU awards are paid in cash upon vesting. The PSU award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the price of Verizon common stock as well as performance relative to the targets. Dividend equivalent units are also paid to participants at the time that the PSU award is determined and paid, and in the same proportion as the PSU award.

The Partnership had approximately 5.6 million and 5.2 million PSUs outstanding under the Verizon Plans as of March 31, 2010 and December 31, 2009, respectively.

7.	Partners’ Capital and Comprehensive Income

Partners’ Capital

Changes in Partners’ capital were as follows:

	Three Months Ended March 31, 2010
(dollars in millions)	Attributable to Cellco Partnership	Noncontrolling Interest	Total Partners’ Capital
Balance at beginning of period	$84,999	$1,988	$86,987
Net income	4,011	69	4,080
Other comprehensive income	8	—	8

Comprehensive income	4,019	69	4,088
Distributions	(867)	(60)	(927)

Balance at end of period	$88,151	$1,997	$90,148

Noncontrolling interests included in our condensed consolidated financial statements includes Verizon’s ownership interest in our majority owned limited partnership Verizon Wireless of the East LP and noncontrolling interest in cellular partnerships.

Distributions

On February 12, 2010, we paid tax distributions to our Partners of $867 million, including an aggregate tax distribution of $700 million for the quarter ended December 31, 2009 as well as a $167 million supplemental tax distribution.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting Partners’ capital that, under generally accepted accounting principles, are excluded from net income. Significant changes in the components of Other comprehensive income (loss), net of income tax expense (benefit), are described below.

	Three Months Ended March 31,
(dollars in millions)	2010	2009
Net income	$4,080	$3,525
Other comprehensive income, net of taxes
Net unrealized gain on cash flow hedges	8	78
Defined benefit pension and postretirement plans	—	2

Total other comprehensive income	8	80

Comprehensive income	$4,088	$3,605

Comprehensive income attributable to noncontrolling interest	$69	$70
Comprehensive income attributable to Cellco Partnership	4,019	3,535

Comprehensive income	$4,088	$3,605

The components of Accumulated other comprehensive income were as follows:

(dollars in millions)	At March 31, 2010	At December 31, 2009
Unrealized gain on cash flow hedges	$130	$122
Defined benefit pension and postretirement plans	(9)	(9)

Accumulated other comprehensive income	$121	$113

8.	Other Information

The Partnership’s service revenue is comprised of the following:

	Three Months Ended March 31,
(dollars in millions)	2010	2009
Service revenue:
Voice revenue	$9,233	$9,426
Data revenue	4,612	3,649

Total service revenue	$13,845	$13,075

Interest expense, net:
Interest expense	$(281)	$(515)
Affiliate interest expense	(6)	(22)
Capitalized interest	136	95

Interest expense, net	$(151)	$(442)

9.	Commitments and Contingencies

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

All of the above matters are subject to many uncertainties. Consequently, the ultimate liability with respect to these matters as of March 31, 2010 cannot be predicted with certainty. To the extent that actual results differ from any estimated liabilities previously recorded, the effect, if any, on the consolidated financial statements of the Partnership in the period in which these matters are resolved may be material.

In addition to the aforementioned matters, the Partnership is subject to various other legal actions and claims in the normal course of business. While the Partnership’s legal counsel cannot give assurance as to the outcome of each of these other matters, in management’s opinion, based on an investigation of these matters and the advice of such legal counsel, the ultimate liability with respect to any of these actions, or all of them combined, will not materially affect the consolidated financial statements of the Partnership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we”, “our”, “us” and “the Partnership” refer to Cellco Partnership d/b/a Verizon Wireless. References to “our Partners” refer to subsidiaries of Verizon Communications Inc. (“Verizon Communications”), and U.S. subsidiaries of Vodafone Group Plc (“Vodafone”), which are the partners in Cellco Partnership.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto contained elsewhere in this Form 10-Q.

This discussion reflects the results of operations of Alltel Corporation (“Alltel”) from the date of our acquisition of Alltel on January 9, 2009, including the results of operations of the 105 markets in 24 states that we agreed to divest in connection with obtaining regulatory approvals to complete the acquisition of Alltel (“Alltel Divestiture Markets”).

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

Our goal is to be the market leader in providing wireless voice and data communication services in the United States. We focus on providing a high-quality, differentiated service across a cost-efficient network designed to meet the growing needs of our customers. Our results of operations, financial condition and sources and uses of cash in recent periods reflect management’s continued focus on implementing the following key elements of our business strategy:

•

Provide highest network reliability and continue to build out and expand our network. We continue to build out, expand and upgrade our network. We invested $1,770 million in capital expenditures for the three months ended March 31, 2010, primarily to fund continued investment in our Evolution-Data Optimized (“EV-DO”) networks as well as the build-out of our fourth generation (“4G”) network based on Long Term Evolution (“LTE”) technology. We expanded our national coverage in the three months ended March 31, 2009, when we completed the acquisition of Alltel, paying $4,881 million, net of cash acquired from Alltel, for the equity of Alltel.

•

Profitably acquire, satisfy and retain our customers and increase the value of our service offerings to customers. We expect to achieve revenue and operating income growth by retaining our existing base of customers, obtaining new customers, increasing individual customer usage of our existing services, and bringing our customers new ways of using wireless services in their daily lives. We had approximately 92.8 million total customers at March 31, 2010, an increase of 7.2% from approximately 86.6 million at March 31, 2009.

•

Continue to expand our wireless data offerings and develop and bring to market innovative wireless devices for both consumers and business customers. As the demand for wireless data services grows, we continue to expand our data offerings for consumers and business customers and increase our data revenues. We had total data revenue of $4,612 million for the three months ended March 31, 2010, representing an increase of 26.4%, compared to the corresponding prior year period. Our total data revenue accounted for 33.3% of our service revenue for the three months ended March 31, 2010, compared to 27.9% during the corresponding prior year period.

•	Focus on profitability and cash flow. Our goal is to maintain industry-leading profitability levels, as measured by operating income, and to generate substantial cash flow from operations. Operating income increased by 10.5% for the three months ended March 31, 2010, compared to the corresponding prior year period. Cash flow from operations increased by 18.5% for the three months ended March 31, 2010, compared to the similar period in 2009.

Trends

Information related to trends affecting our business was disclosed under Item 7 to Part II of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes to these previously discussed trends.

Consolidated Results of Operations

Selected Operating Statistics and Trends

	Three Months Ended March 31,
(in thousands, except churn)	2010	2009	% Change
Total customers (‘000)	92,801	86,552	7.2
Retail customers (‘000)	87,811	84,095	4.4
Total customer net additions in period (including acquisitions and adjustments) (‘000)	1,552	14,496	(89.3)
Retail customer net additions in period (including acquisitions and adjustments) (‘000)	288	14,074	(98.0)
Total churn rate	1.40%	1.47%	(4.8)
Retail postpaid churn rate	1.07%	1.14%	(6.1)

Excluding acquisitions, we added approximately 284 thousand net retail customers during the three months ended March 31, 2010, compared to approximately 1.3 million during the similar period in 2009. Retail (non-wholesale) customers are customers who are directly served and managed by us and who buy our branded services. The decline in net retail customer additions during the three months ended March 31, 2010, compared to the similar period in 2009, was due to a decrease in gross retail customer additions. The decline in our gross retail customer additions was primarily attributable to a marketplace shift in customer activations within the period toward unlimited prepaid offerings of the type being sold by a number of our resellers. However, we expect to continue to experience retail customer growth based on the strength of our product offerings and network service quality. Our churn rate, the rate at which customers disconnect individual lines of service, during the three months ended March 31, 2010 compared to the similar period in 2009 improved as a result of successful customer retention efforts, in part due to the simplification of our pricing structure.

Excluding acquisitions, we added approximately 1.5 million net total customers during the three months ended March 31, 2010, compared to approximately 1.3 million during the similar period in 2009. The increase in net total customer additions during the three months ended March 31, 2010, compared to the similar period in 2009, was due to an increase in net customer additions from our reseller channel, as a result of the marketplace shift in customer activations mentioned above.

Customers from acquisitions for the three months ended March 31, 2009 included approximately 13.2 million net total customer additions, after conforming adjustments but before the impact of required divestitures, which resulted from our acquisition of Alltel on January 9, 2009.

Operating Revenue

	Three Months Ended March 31,
(dollars in millions, except ARPU)	2010	2009	% Change
Service revenue	$13,845	13,075	5.9
Equipment and other	$1,938	2,047	(5.3)

Total Operating Revenue	$15,783	15,122	4.4

Service ARPU	$50.15	50.74	(1.2)
Retail service ARPU	$50.95	50.97	(0.0)
Total data ARPU	$16.71	14.16	18.0

Our total operating revenue during the three months ended March 31, 2010 increased by $661 million, or 4.4%, compared to the similar period in 2009, due to growth in our service revenue.

Service revenue during the three months ended March 31, 2010 increased by $770 million, or 5.9%, compared to the similar period in 2009, primarily due to a 6.2 million, or 7.2%, increase in total customers since April 1, 2009, as well as continued growth from data services, partially offset by a decline in our voice revenue.

Total data revenue was $4,612 million and accounted for 33.3% of service revenue during the three months ended March 31, 2010, compared to $3,649 million and 27.9%, respectively, during the similar period in 2009. Total data revenue continues to increase as a result of growth of our e-mail, Mobile Broadband and messaging services. Voice revenue decreased overall as a result of continued declines in the voice average revenue per customer per month (“ARPU”), as discussed below, partially offset by an increase in the number of customers. We expect that total service revenue and data revenue will continue to grow as we grow our customer base, increase the penetration of our data offerings and increase the proportion of our customer base using third generation (“3G”) multimedia phones or 3G smartphone devices.

The declines in both our service ARPU and retail service ARPU were due to a continued reduction in voice ARPU, partially offset by an increase in total data ARPU. Additionally, the decline in our service ARPU was impacted by changes in our customer mix as a result of increased reseller net customer additions. Total voice ARPU declined $3.14, or 8.6%, during the three months ended March 31, 2010, compared to the similar period in 2009, due to the on-going impact of customers seeking to optimize the value of our offerings by moving to bundled minute and Family Share plans. Total data ARPU increased by $2.55, or 18.0%, during the three months ended March 31, 2010, compared to the similar period in 2009, as a result of continued growth and penetration of our data offerings, primarily as a result of data packages attached to our 3G multimedia phones and 3G smartphone devices.

Equipment and other revenue during the three months ended March 31, 2010 decreased by $109 million, or 5.3%, compared to the similar period in 2009. Equipment revenue decreased primarily due to the decrease in gross retail customer additions and a decrease in average revenue per equipment unit as a result of promotional activities, partially offset by an increase in the number of equipment units sold to existing customers upgrading their devices.

Operating Costs and Expenses

	Three Months Ended March 31,
(dollars in millions)	2010	2009	% Change
Cost of service	$2,000	$1,919	4.2
Cost of equipment	2,812	2,803	0.3
Selling, general and administrative	4,682	4,581	2.2
Depreciation and amortization	1,840	1,793	2.6

Total Operating Costs and Expenses	$11,334	$11,096	2.1

Cost of Service

Cost of service increased by $81 million, or 4.2%, during the three months ended March 31, 2010, compared to the similar period in 2009. The increase in cost of services was primarily attributable to higher wireless network costs as a result of an increase in operating lease expense, international long distance costs, as well as increased use of data services, such as e-mail and messaging. These increases were partially offset by a decrease in roaming costs that was realized primarily by moving more traffic to our own network as a result of the acquisition of Alltel. Cost of service in the three months ended March 31, 2010 also included $24 million, unchanged compared to the similar period in 2009, for merger integration costs related to the acquisition of Alltel.

Cost of Equipment

Cost of equipment sales increased by $9 million, or 0.3%, during the three months ended March 31, 2010, compared to the similar period in 2009, primarily due to an increase in the number of equipment units sold to existing customers upgrading their wireless devices and an increase in the average cost per equipment unit, offset by a decrease in gross retail customer additions. Cost of equipment in the three months ended March 31, 2010 included $13 million, as compared to $37 million during the similar period in 2009, for merger integration costs, such as handset conversions, primarily relating to the Alltel acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative expense increased by $101 million, or 2.2%, during the three months ended March 31, 2010, compared to the similar period in 2009, primarily due to an increase in sales commission expense in our indirect channel as well as an increase in regulatory fees. Indirect sales commission expense increased $117 million as a result of increases in both equipment upgrades leading to contract renewals and the average commission per unit as the mix of units and service plans sold continues to shift toward data devices and bundled data plans. Regulatory fees increased $77 million due to both the growth in our revenues subject to fees and an increase in the federal universal service fund rate. We also experienced increases in other selling, general and administrative expense primarily as a result of supporting a larger customer base as of March 31, 2010 compared to March 31, 2009. These increases were partially offset by a decrease in advertising and promotion expense, as a result of converting the retained Alltel markets to the Verizon Wireless brand starting in the second quarter of 2009. Selling, general and administrative expenses in the three months ended March 31, 2010 also included $40 million of merger integration costs, as compared to $140 million in the similar period in 2009 that were comprised of costs such as transaction fees and costs related to the acquisition of Alltel.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $47 million, or 2.6%, during the three months ended March 31, 2010, compared to the similar period in 2009. This increase was primarily driven by growth in depreciable assets through the first quarter of 2010.

Other Consolidated Results

	Three Months Ended March 31,
(dollars in millions)	2010	2009	% Change
Interest expense, net	$(151)	$(442)	(65.8)
Interest income and other, net	25	20	25.0
Provision for income taxes	(243)	(79)	nm
Effective income tax rate	5.6%	2.2%	nm
Net income attributable to noncontrolling interest	69	70	(1.4)

nm – Not meaningful

Interest expense, net

Interest expense, net decreased by $291 million, or 65.8%, during the three months ended March 31, 2010, compared to the similar period in 2009, primarily due to a decrease in the weighted-average amount of debt outstanding and lower weighted-average interest rates. The decrease in the weighted-average amount of debt outstanding compared to the similar period in 2009 was primarily driven by repayments for both affiliate and external borrowings. Interest costs during the three months ended March 31, 2009 included fees related to the bridge facility that was entered into and utilized to complete the acquisition of Alltel, which contributed to the higher weighted-average interest rate in the prior year.

Capitalized interest for the three months ended March 31, 2010 was $136 million, relating to capitalization of interest on wireless licenses under development for commercial services, primarily as result of the spectrum acquired in the 700 MHZ auction (“Auction 73”).

Provision for income taxes

The effective tax rate for the three months ended March 31, 2010 compared to the similar period in 2009 increased due to an increase in the proportion of income earned through corporate entities compared to markets owned directly or through partnership entities. In addition, for the three months ended March 31, 2009, there was a one-time benefit resulting from the Alltel acquisition’s impact on the our deferred tax liability.

Net Income

	Three Months Ended March 31,
(dollars in millions)	2010	2009	% Change
Net income	$4,080	$3,525	15.7

Net income increased by $555 million, or 15.7%, during the three months ended March 31, 2010, compared to the similar period in 2009, primarily as a result of the impact of factors described in connection with operating revenue and operating expenses above.

Consolidated Financial Condition

	Three Months Ended March 31,
(dollars in millions)	2010	2009
Net cash provided by operating activities	$6,532	$5,510
Net cash used in investing activities	(2,066)	(6,470)
Net cash used in financing activities	(4,131)	(6,468)
Increase (Decrease) in cash	335	(7,428)

We use the net cash generated from our operations to fund network expansion and technology upgrades, repay affiliate and external debt, pay distributions to our Partners, and from time to time, make strategic investments in licenses or operating markets. We believe that internally generated funds are sufficient to meet ongoing operating and investing requirements. We expect that our capital spending, distributions to our Partners, interest payments on our debt and other general corporate expenditures will continue to be financed primarily through internally generated funds. We also have borrowing capacity under a fixed rate promissory note with an affiliate that permits us to borrow, repay and re-borrow from time to time up to $0.8 billion. This note provides daily liquidity, which has historically allowed us to maintain low cash balances.

The amount of cash that we need to service our debt substantially increased with the acquisition of Alltel. Our ability to make payments on our debt when due will depend largely upon our future cash balances and operating performance. Internally generated funds may not be sufficient to repay the principal on our debt when due, or to pay additional distributions to our Partners, if declared, and as a result, we may need to obtain cash from other sources. Sources of future affiliate and external financing requirements may include a combination of debt financing provided through affiliate debt facilities with Verizon Communications and its subsidiaries, borrowings from banks, or debt issued in private placements or in the public markets.

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities during the three months ended March 31, 2010 increased by $1.0 billion, or 18.5%, compared to the similar period in 2009, primarily due to increases in operating income.

Cash Flows Used In Investing Activities

Capital Expenditures

Capital expenditures continue to be our primary ongoing use of capital resources as they facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our wireless networks. We are directing our capital spending primarily toward continued investment in our wireless EV-DO networks and funding the build-out of our 4G network based on LTE technology. We invested $1.8 billion and $1.6 billion in capital expenditures, including capitalized software, in the three months ended March 31, 2010 and 2009, respectively.

The increase in capital expenditures during the three months ended March 31, 2010, compared to the similar period in 2009, was primarily due to continued investment in our wireless EV-DO networks and funding the build-out of our 4G network based on LTE technology.

Acquisitions

On January 9, 2009, we completed our acquisition of the equity of Alltel for cash consideration of $4.9 billion, net of cash acquired from Alltel.

Cash Flows Used In Financing Activities

During the three months ended March 31, 2010 and 2009, net cash used in financing activities was $4.1 billion and $6.5 billion, respectively, which primarily included net debt repayments and distributions to our Partners as described below.

Our total debt decreased by $3.4 billion to $23.3 billion during the three months ended March 31, 2010, compared to December 31, 2009, primarily due to the following debt repayments:

•

During the three months ended March 31, 2010, we repaid $3.2 billion of the borrowings under our $9.4 billion floating rate promissory note, payable to Verizon Financial Services LLC (“VFSL”), a wholly-owned subsidiary of Verizon Communications. During April 2010, we repaid $0.8 billion of the borrowings under this note, reducing the outstanding borrowings under this note to approximately $1.0 billion. On March 12, 2010, we and VFSL amended certain provisions of this note to extend the term of this note to October 31, 2010. The amendment also requires the repayment of any unpaid principal, plus accrued interest, with the cash proceeds received from the sale of any Alltel Divestiture Markets within 5 business days of receipt of such cash proceeds. Amounts outstanding under the amended note will bear interest at a rate of LIBOR plus 1.10% for each interest period.

•	On April 16, 2010, we repaid $0.8 billion of borrowings under a three-year term loan facility, reducing the outstanding borrowings under this facility to $3.2 billion.

Distributions

As required under the Partnership Agreement, we paid aggregate tax distributions of $867 million and $336 million to our Partners during the three months ended March 31, 2010 and 2009, respectively. In addition to our quarterly tax distribution to our Partners, our Partners have directed us to make supplemental tax distributions to them, subject to our board of representatives’ right to reconsider these distributions based on significant changes in overall business and financial conditions. During the three months ended March 31, 2010, we made a supplemental tax distribution in the aggregate amount of $167 million, which is included in the total distribution paid above. Supplemental tax distributions in the amount of $500 million, comprised of $225 million to Vodafone and $275 million to Verizon Communications, remain payable in equal installments in each of the remaining quarters of 2010. Subsequent annual supplemental tax distributions in the amount of $667 million comprised of $300 million to Vodafone and $367 million to Verizon Communications, in each of 2011 and 2012, will be paid in equal quarterly installments during each of those years on the same dates that the established regular quarterly tax distributions are made.

Credit Ratings

There were no changes to the credit ratings of Cellco Partnership from those discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Cash Flows (Used in)/Provided by Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2009.

While we do not presently anticipate a ratings downgrade, the three primary rating agencies have identified potential circumstances which they believe could result in a ratings downgrade for Cellco Partnership in the future, including sustained leverage levels as a result of: (i) diminished wireless operating performance as a result of a weakening economy and competitive pressures; and (ii) failure to achieve significant synergies from the Alltel integration. A downgrade in our credit rating, or that of Verizon Communications, would increase our cost of obtaining financing, and could affect the amounts of indebtedness and types of financing structures and debt that may be available to us. Additionally, the interest rate on our outstanding borrowings under the three-year term facility would be affected by changes to our credit ratings. Securities ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell, or hold securities.

Covenants

Our three-year term facility contains covenants that are typical for large, investment grade companies. These covenants include requirements to pay interest and principal in a timely fashion, pay taxes, maintain insurance with responsible and reputable insurance companies, keep appropriate books and records of financial transactions, maintain our properties, provide financial and other reports to our lenders, limit pledging and disposition of assets and mergers and consolidations and other similar covenants.

In addition, we are required to maintain on the last day of any period of four fiscal quarters a leverage ratio of debt to earnings before interest, taxes, depreciation, amortization and other adjustments, as defined in the three-year term facility, not in excess of 3.25 times based on the preceding twelve months. At March 31, 2010, the leverage ratio was 0.9 times.

Our promissory note with VFSL contains covenants that limit our ability to merge with another entity and dispose of our assets, and contains customary events of default, including nonpayment of principal or interest, breach of covenants, certain bankruptcy events, cross-default to other debt owed to VFSL and its affiliates and cross-acceleration to other material debt. In addition, the loss of Verizon Communications’ power to appoint a majority of our board of representatives and, subject to certain exceptions, the incurrence of additional indebtedness by us will constitute an event of default.

As of March 31, 2010, we were in compliance with all of our debt covenants.

Increase (Decrease) In Cash and Cash Equivalents

Our Cash and cash equivalents at March 31, 2010 totaled $0.9 billion, a $0.3 billion increase compared to Cash and cash equivalents at December 31, 2009 for the reasons discussed above.

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

Interest Rate Risk

Our primary market risk relates to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rate. As of March 31, 2010 we had approximately $8.0 billion of aggregate floating rate debt outstanding. A change in the interest rate of 1.0% would change annual interest expense by $80 million. The interest rates on our existing long-term debt obligations, with the exception of the three-year term facility, are unaffected by changes to our credit ratings.

Foreign Currency Risk

Cross Currency Swaps

During the fourth quarter of 2008, we entered into cross currency swaps designated as cash flow hedges to exchange approximately $2.4 billion of the net proceeds from the December 18, 2008 offering of British Pound Sterling and Euro denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as mitigate the impact of foreign currency transaction gains or losses. The fair value of the cross currency swaps included in Other intangibles and other assets, net in the condensed consolidated balance sheets were $170 million and $315 million as of March 31, 2010 and December 31, 2009, respectively. The change in the fair value of the cross currency swaps during the three months ended March 31, 2010 offset the change in the carrying value of the underlying debt obligations due to the impact of foreign currency exchange movements.

Other Factors That May Affect Future Results

Recent Developments

Alltel Divestiture Markets

As a condition of the regulatory approvals that were required to complete the acquisition of Alltel, we are required to divest the Alltel Divestiture Markets. These markets consist primarily of Alltel operations, but also include our pre-merger, Verizon Wireless-branded operations in four markets, as well as operations in southern Minnesota and western Kansas that were acquired from Rural Cellular. As of March 31, 2010, total assets to be divested of $2.6 billion, principally comprised of network assets, wireless licenses and customer relationships, and total liabilities to be divested of $0.1 billion are included in Prepaid expenses and other current assets and Other current liabilities, respectively, on the accompanying condensed consolidated balance sheets.

On May 8, 2009, we entered into a definitive agreement with AT&T Mobility LLC (“AT&T Mobility”) pursuant to which AT&T Mobility agreed to acquire 79 of the 105 Alltel Divestiture Markets, including licenses and network assets, for approximately $2.4 billion in cash. On June 9, 2009, we entered into a definitive agreement with Atlantic Tele-Network, Inc. (“ATN”), pursuant to which ATN agreed to acquire the remaining 26 Alltel Divestiture Markets, including licenses and network assets, for $200 million in cash. During April 2010, we received the regulatory approvals necessary to complete the sale of the markets to ATN and completed the transaction. We expect to close the transaction with AT&T Mobility during the second quarter of 2010 subject to receipt of regulatory approval.

Regulatory and Competitive Trends

Information related to Regulatory and Competitive Trends is disclosed in Part I, Item 1. “Business” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Other Recent Accounting Standards

In September 2009, the accounting standard update regarding revenue recognition for multiple deliverable arrangements was issued. This update requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact that this standard update will have on our consolidated financial statements.

In September 2009, the accounting standard update regarding revenue recognition for arrangements that include software elements was issued. This update requires tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact that this standard update will have on our consolidated financial statements.

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

The following important factors, along with those discussed elsewhere in this Quarterly Report and those disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

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

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2010.

There were no changes in the registrant’s internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II - Other Information

Item 1A.	Risk Factors

Information related to our risk factors is disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6.	Exhibits

Exhibit Number

10.1	Verizon Communications Inc. Long-Term Incentive Plan - Restricted Stock Unit Agreement 2010-12 Award Cycle (incorporated herein by reference to Verizon Communications Inc. Form 10-Q for the period ended March 31, 2010 (No. 001-08606)).

10.2	Verizon Communications Inc. Long-Term Incentive Plan - Performance Stock Unit Agreement 2010-12 Award Cycle (incorporated herein by reference to Verizon Communications Inc. Form 10-Q for the period ended March 31, 2010 (No. 001-08606)).

10.3	Form of Amendment to Employment Agreement between Verizon Communications Inc. and Band 1 Senior Manager (incorporated herein by reference to Verizon Communications Inc. Form 10-Q for the period ended March 31, 2010 (No. 001-08606)).

10.4	Verizon Senior Manager Severance Plan (incorporated herein by reference to Verizon Communications Inc. Form 10-Q for the period ended March 31, 2010 (No. 001-08606)).

10.5	Verizon Wireless Senior Manager Severance Plan.

10.6	Special Performance Stock Unit Agreement (filed as Exhibit 10j(vii) to Verizon Communications Inc. Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference (No. 001-08606)).

10.7	Auction 73 Floating Rate Promissory Note between Cellco Partnership and Verizon Financial Services LLC and amendments thereto (previously filed as an exhibit to Cellco Partnership’s 2009 Form 10-K (No. 333-160446) and incorporated by reference herein).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLCO PARTNERSHIP (d/b/a VERIZON WIRELESS)

Date: April 28, 2010	By	/s/ John Townsend
John Townsend
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

10.1	Verizon Communications Inc. Long-Term Incentive Plan - Restricted Stock Unit Agreement 2010-12 Award Cycle (incorporated herein by reference to Verizon Communications Inc. Form 10-Q for the period ended March 31, 2010 (No. 001-08606)).

10.2	Verizon Communications Inc. Long-Term Incentive Plan - Performance Stock Unit Agreement 2010-12 Award Cycle (incorporated herein by reference to Verizon Communications Inc. Form 10-Q for the period ended March 31, 2010 (No. 001-08606)).

10.3	Form of Amendment to Employment Agreement between Verizon Communications Inc. and Band 1 Senior Manager (incorporated herein by reference to Verizon Communications Inc. Form 10-Q for the period ended March 31, 2010 (No. 001-08606)).

10.4	Verizon Senior Manager Severance Plan (incorporated herein by reference to Verizon Communications Inc. Form 10-Q for the period ended March 31, 2010 (No. 001-08606)).

10.5	Verizon Wireless Senior Manager Severance Plan.

10.6	Special Performance Stock Unit Agreement (filed as Exhibit 10j(vii) to Verizon Communications Inc. Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference (No. 001-08606)).

10.7	Auction 73 Floating Rate Promissory Note between Cellco Partnership and Verizon Financial Services LLC and amendments thereto (previously filed as an exhibit to Cellco Partnership’s 2009 Form 10-K (No. 333-160446) and incorporated by reference herein).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.