Form 10-Q
period 2010-06-30
CELLCO PARTNERSHIP
filed 2010-07-29
CIK 1175215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Part I - Financial Information

Item 1.	Financial Statements

Condensed Consolidated Statements of Income

Cellco Partnership (d/b/a Verizon Wireless)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions) (unaudited)	2010	2009	2010	2009
Operating Revenue (including $23, $25, $49 and $51 from affiliates)
Service revenue	$13,788	$13,349	$27,633	$26,424
Equipment and other	1,950	2,131	3,888	4,178

Total operating revenue	15,738	15,480	31,521	30,602

Operating Costs and Expenses (including $440, $420, $883 and $805 from affiliates)
Cost of service (exclusive of items shown below)	2,025	1,912	4,025	3,831
Cost of equipment	2,851	2,936	5,663	5,739
Selling, general and administrative	4,623	4,536	9,305	9,117
Depreciation and amortization	1,852	1,819	3,692	3,612

Total operating costs and expenses	11,351	11,203	22,685	22,299

Operating Income	4,387	4,277	8,836	8,303

Other Income (Expenses)
Interest expense, net	(105)	(290)	(256)	(732)
Interest income and other, net	15	19	40	39

Income Before Provision for Income Taxes	4,297	4,006	8,620	7,610
Provision for income taxes	(505)	(363)	(748)	(442)

Net Income	$3,792	$3,643	$7,872	$7,168

Net income attributable to the noncontrolling interest	71	67	140	137
Net income attributable to Cellco Partnership	3,721	3,576	7,732	7,031

Net Income	$3,792	$3,643	$7,872	$7,168

See Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Cellco Partnership (d/b/a Verizon Wireless)

(dollars in millions) (unaudited)	June 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$1,016	$607
Receivables, net of allowances of $348 and $356	5,736	5,721
Due from affiliates, net	147	58
Inventories, net	938	1,373
Prepaid expenses and other current assets	709	3,335

Total current assets	8,546	11,094

Plant, property and equipment, net	31,398	30,850
Wireless licenses	72,282	72,005
Goodwill	17,303	17,303
Other intangibles and other assets, net	2,520	3,100

Total assets	$132,049	$134,352

Liabilities and Partners’ Capital
Current liabilities
Short-term debt, including current maturities	$3,999	$2,998
Due to affiliates	—	5,003
Accounts payable and accrued liabilities	7,210	6,123
Advance billings	1,948	1,695
Other current liabilities	765	415

Total current liabilities	13,922	16,234

Long-term debt	13,557	18,661
Deferred tax liabilities, net	10,416	10,593
Other non-current liabilities	1,659	1,877

Total liabilities	39,554	47,365

Commitments and contingencies (see Note 9)	—	—

Partners’ capital
Capital	90,504	84,886
Accumulated other comprehensive income	43	113
Noncontrolling interest	1,948	1,988

Total Partners’ capital	92,495	86,987

Total liabilities and Partners’ capital	$132,049	$134,352

See Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

Cellco Partnership (d/b/a Verizon Wireless)

	Six Months Ended June 30,
(dollars in millions) (unaudited)	2010	2009
Cash Flows from Operating Activities

Net income	$7,872	$7,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,692	3,612
Changes in current assets and liabilities (net of the effects of acquisitions)	1,151	(1,610)
Other operating activities, net	508	1,248

Net cash provided by operating activities	13,223	10,418

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(4,032)	(3,334)
Acquisition of businesses and licenses, net of cash acquired	—	(4,881)
Proceeds from dispositions	2,594	—
Other investing activities, net	(324)	(177)

Net cash used in investing activities	(1,762)	(8,392)

Cash Flows from Financing Activities
Net decrease in affiliate borrowings	(5,003)	(1,288)
Issuance of long-term debt	—	9,223
Repayment of long-term debt	(3,790)	(16,582)
Distributions to partners	(2,114)	(1,427)
Other financing activities, net	(145)	(630)

Net cash used in financing activities	(11,052)	(10,704)

Increase (decrease) in cash and cash equivalents	409	(8,678)
Cash and cash equivalents, beginning of period	607	9,227

Cash and cash equivalents, end of period	$1,016	$549

See Notes to Unaudited Condensed Consolidated Financial Statements.

Notes to Unaudited Condensed Consolidated Financial Statements

Cellco Partnership (d/b/a Verizon Wireless)

1.	Background and Basis of Presentation

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

During the three and six months ended June 30, 2010, we recorded a one-time non-cash adjustment of $268 million primarily to reduce wireless data revenues. This adjustment was recorded to properly defer previously recognized wireless data revenues that will be earned and recognized in future periods. As the amounts involved were not material to our consolidated financial statements in the current or any previous reporting period, the adjustment was recorded during the second quarter.

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

In September 2009, the accounting standard update regarding revenue recognition for arrangements that include software elements was issued. This update requires tangible products that contain software and non-software elements that work together to deliver the product’s essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact that this standard update will have on our consolidated financial statements.

2.	Dispositions

As a condition of the regulatory approvals by the Department of Justice and the Federal Communications Commission to complete the acquisition of Alltel Corporation (“Alltel”) in January 2009, the Partnership was required to divest overlapping properties in 105 operating markets in 24 states (the “Alltel Divestiture Markets”). Total assets and total liabilities divested were approximately $2.6 billion and $0.1 billion, respectively, principally comprised of network assets, wireless licenses and customer relationships, and were included in Prepaid expenses and other current assets and Other current liabilities, respectively, on the accompanying condensed consolidated balance sheet at December 31, 2009.

On May 8, 2009, the Partnership entered into a definitive agreement with AT&T Mobility LLC (“AT&T Mobility”), a subsidiary of AT&T Inc., pursuant to which AT&T Mobility agreed to acquire 79 of the 105 Alltel Divestiture Markets, including licenses and network assets, for approximately $2.4 billion in cash. On June 9, 2009, the Partnership entered into a definitive agreement with Atlantic Tele-Network, Inc. (“ATN”), pursuant to which ATN agreed to acquire the remaining 26 Alltel Divestiture Markets, including licenses and network assets, for $200 million in cash. During the second quarter of 2010, the Partnership received the necessary regulatory approvals and completed both transactions. Upon the completion of the divestitures, we recorded a tax charge of approximately $201 million for the taxable gain on the excess of book over tax basis of the goodwill associated with the Alltel Divestiture Markets.

3.	Wireless Licenses, Goodwill and Other Intangibles, Net

Wireless Licenses

Changes in the carrying amount of Wireless licenses are as follows:

(dollars in millions)
Balance as of December 31, 2009	$72,005
Capitalized interest on wireless licenses	270
Reclassifications, adjustments and other	7

Balance as of June 30, 2010	$72,282

As of June 30, 2010 and December 31, 2009, approximately $12.1 billion and $12.2 billion, respectively, of wireless licenses were under development for commercial service for which we are capitalizing interest costs.

Goodwill

There were no changes in the carrying amount of goodwill during the six months ended June 30, 2010.

Other Intangibles, net

Other intangibles, net are included in Other intangibles and other assets, net and consist of the following:

	At June 30, 2010			At December 31, 2009
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (6 to 8 years)	$2,120	$(702)	$1,418	$2,122	$(497)	$1,625
Capitalized software (2 to 5 years)	874	(373)	501	879	(377)	502
Other (2 to 3 years)	382	(285)	97	397	(235)	162

Total	$3,376	$(1,360)	$2,016	$3,398	$(1,109)	$2,289

The amortization expense for other intangible assets was as follows:

(dollars in millions)	Three Months Ended June 30,	Six Months Ended June 30,
2010	$171	$341
2009	209	398

Estimated future amortization expense for other intangible assets is as follows:

Years	(dollars in millions)
Remainder of 2010	$354
2011	534
2012	396
2013	314
2014	218
Thereafter	200

Total	$2,016

4.	Fair Value Measurements

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

(dollars in millions)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Other intangibles and other assets, net:
Derivative contracts—Cross currency swaps	$—	$34	$—	$34
Liabilities: Other non-current liabilities:
Derivative contracts—Cross currency swaps	$—	$103	$—	$103

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

We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the six months ended June 30, 2010.

Fair Value of Short-term and Long-term Debt

The fair value of our term note due to affiliates was determined based on future cash flows discounted at current rates. The fair value of our short-term and long-term debt is determined based on quoted market prices or future cash flows discounted at current rates. Our financial instruments also include cash and cash equivalents, and trade receivables and payables. These financial instruments are short term in nature and are stated at their carrying value, which approximates fair value. The fair value of our term note due to affiliates and short-term and long-term debt were as follows:

	At June 30, 2010		At December 31, 2009
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term note due to affiliates	$—	$—	$5,003	$5,008
Short-term and long-term debt	$17,556	$20,137	$21,659	$23,597

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

Cross Currency Swaps

We have entered into cross currency swaps designated as cash flow hedges to exchange approximately $2.4 billion of the net proceeds from a debt offering of British Pound Sterling and Euro denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as mitigate the impact of foreign currency transaction gains or losses. The fair value of the cross currency swaps included in Other intangibles and other assets, net and Other non-current liabilities was $34 million and $103 million, respectively, at June 30, 2010. The fair value of the cross currency swaps included in Other intangibles and other assets, net was $315 million at December 31, 2009. For the three and six months ended June 30, 2010, a pretax $239 million and $383 million loss, respectively, on the cross currency swaps was recognized in Other comprehensive income (loss), a portion of which was reclassified to Interest income and other, net to offset the related pretax foreign-currency transaction gain on the underlying debt obligations.

5.	Debt

Debt

During the first half of 2010, the Partnership repaid $2,770 million of borrowings under a three-year term loan facility, reducing the outstanding borrowings under this facility to $1,226 million. During July 2010, the Partnership repaid an additional $700 million of borrowings under this facility reducing the outstanding borrowings under this facility to $526 million.

On June 28, 2010, the Partnership exercised its right to redeem all of its outstanding $1,000 million Put/Call Floating Rate Notes due June 2011 at a redemption price of 100% of the principal amount of the notes, plus accrued and unpaid interest through the date of redemption.

Term Notes Payable to Affiliate

Through June 30, 2010, the Partnership repaid $5,003 million of its $9,363 million floating rate promissory note. No borrowings remain outstanding under this note as of June 30, 2010.

On July 28, 2010, the Partnership entered into an amendment of our affiliate $750 million fixed rate promissory note payable to Verizon Financial Services LLC (“VFSL”), due August 1, 2010. The fixed rate note, as amended, extends the maturity date to August 1, 2013 and gives VFSL the right to cancel this note and require settlement of the aggregate unpaid principal and interest under this note on August 1, 2011 or August 1, 2012. There were no outstanding borrowings under this note at the time of the amendment.

Debt Covenants

As of June 30, 2010, we are in compliance with all of our debt covenants.

6.	Long-Term Incentive Plan

Verizon Wireless Long Term Incentive Plan

The 2000 Verizon Wireless Long Term Incentive Plan (“Wireless Plan”) provides compensation opportunities to eligible employees of the Partnership. The Wireless Plan provides rewards that are tied to the long-term performance of the Partnership. Under the Wireless Plan, Value Appreciation Rights (“VARs”) are granted to eligible employees. As of June 30, 2010, all VARs were fully vested.

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

For the three and six months ended June 30, 2010 the intrinsic value of VARs exercised during the period was $30 million and $45 million, respectively. For the three and six months ended June 30, 2009 the intrinsic value of VARs exercised during the period was $12 million and $152 million, respectively.

Cash paid to settle VARs for the three and six months ended June 30, 2010 was $27 million and $39 million, respectively. Cash paid to settle VARs for the three and six months ended June 30, 2009 was $9 million and $146 million, respectively.

The following table summarizes award activity under the Wireless Plan as of June 30, 2010 and changes during the six-month period:

(shares in thousands)	VARs	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2009	16,591	$16.54
Exercised	(3,210)	25.31
Cancelled/Forfeited	(19)	16.82

Outstanding, June 30, 2010	13,362	$14.43

The following table summarizes the status of the Partnership’s VARs as of June 30, 2010:

	VARs Vested & Outstanding (a)
(shares in thousands) Range of Exercise Prices	VARs	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$8.74 - $14.79	9,900	3.21	$12.25
$14.80 - $22.19	2,441	1.28	16.77
$22.20 - $30.00	1,021	0.03	30.00

Total	13,362		$14.43

(a)	As of June 30, 2010, the aggregate intrinsic value of VARs outstanding and vested was $327 million.

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

Restricted Stock Units

The Verizon Plan provides for grants of Restricted Stock Units (“RSUs”) that generally vest at the end of the third year after the grant. The RSUs outstanding at January 1, 2010 are classified as liability awards because the RSUs will be paid in cash upon vesting. The RSU award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the performance of Verizon common stock. The RSUs granted during 2010 are classified as equity awards because these RSUs will be paid in Verizon common stock upon vesting. Compensation expense for RSUs classified as equity awards is measured based on the market price of Verizon common stock at the date of grant and is recognized over the vesting period. Dividend equivalent units are also paid to participants at the time the RSU award is paid, and in the same proportion as the RSU award.

The Partnership had approximately 3.9 million and 3.5 million RSUs outstanding under the Verizon Plan as of June 30, 2010 and December 31, 2009, respectively.

Performance Stock Units

The Verizon Plan also provides for grants of Performance Stock Units (“PSUs”) that generally vest at the end of the third year after the grant. As defined by the Verizon Plan, the Human Resources Committee of the Board of Directors of Verizon determines the number of PSUs a participant earns based on the extent to which the corresponding goal has been achieved over the three-year performance cycle. All payments are subject to approval by the Verizon Human Resources Committee. The PSUs are classified as liability awards because the PSU awards are paid in cash upon vesting. The PSU award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the price of Verizon common stock as well as performance relative to the targets. Dividend equivalent units are also paid to participants at the time that the PSU award is determined and paid, and in the same proportion as the PSU award.

The Partnership had approximately 5.7 million and 5.2 million PSUs outstanding under the Verizon Plan as of June 30, 2010 and December 31, 2009, respectively.

7.	Partners’ Capital and Comprehensive Income

Partners’ Capital

Changes in Partners’ capital were as follows:

	Six Months Ended June 30, 2010
(dollars in millions)	Attributable to Cellco Partnership	Noncontrolling Interest	Total Partners’ Capital
Balance at beginning of period	$84,999	$1,988	$86,987
Net income	7,732	140	7,872
Other comprehensive income (loss)	(70)	—	(70)

Comprehensive income	7,662	140	7,802
Distributions	(2,114)	(144)	(2,258)
Disposition of noncontrolling interests	–	(36)	(36)

Balance at end of period	$90,547	$1,948	$92,495

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

On May 14, 2010, we paid tax distributions to our Partners of $1,247 million, including an aggregate tax distribution of $1,080 million for the quarter ended March 31, 2010 as well as a $167 million supplemental tax distribution.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting Partners’ capital that, under generally accepted accounting principles, are excluded from net income. Significant changes in the components of Other comprehensive income (loss), net of income tax expense (benefit), are described below.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2010	2009	2010	2009
Net Income	$3,792	$3,643	$7,872	$7,168
Other Comprehensive Income (Loss), net of taxes
Net unrealized gain (loss) on cash flow hedges	(78)	100	(70)	178
Defined benefit pension and postretirement plans	—	1	—	3

Total Other Comprehensive Income (Loss)	(78)	101	(70)	181

Comprehensive Income	$3,714	$3,744	$7,802	$7,349

Comprehensive income attributable to noncontrolling interest	$71	$67	$140	$137
Comprehensive income attributable to Cellco Partnership	3,643	3,677	7,662	7,212

Comprehensive Income	$3,714	$3,744	$7,802	$7,349

The components of Accumulated other comprehensive income were as follows:

(dollars in millions)	At June 30, 2010	At December 31, 2009
Unrealized gain on cash flow hedges	$52	$122
Defined benefit pension and postretirement plans	(9)	(9)

Accumulated other comprehensive income	$43	$113

8.	Other Information

The Partnership’s service revenue and interest expense, net is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2010	2009	2010	2009
Service revenue:
Voice revenue	$9,202	$9,441	$18,435	$18,867
Data revenue	4,586	3,908	9,198	7,557

Total service revenue	$13,788	$13,349	$27,633	$26,424

Interest expense, net:
Interest expense	$(285)	$(352)	$(566)	$(868)
Affiliate interest expense	(2)	(19)	(8)	(40)
Capitalized interest	182	81	318	176

Interest expense, net	$(105)	$(290)	$(256)	$(732)

9.	Commitments and Contingencies

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

All of the above matters are subject to many uncertainties. Consequently, the ultimate liability with respect to these matters as of June 30, 2010 cannot be predicted with certainty. To the extent that actual results differ from any estimated liabilities previously recorded, the effect, if any, on the consolidated financial statements of the Partnership in the period in which these matters are resolved may be material.

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

This discussion reflects the results of operations of the markets acquired from Alltel Corporation (“Alltel”) that were not subject to divestiture requirements from the date of our acquisition of Alltel on January 9, 2009.

In connection with obtaining regulatory approvals to complete the acquisition of Alltel, we agreed to divest 105 markets in 24 states (“Alltel Divestiture Markets”). This discussion reflects the results of operations of these markets through the dates of divestiture to Atlantic Tele-Network Inc. (“ATN”) and AT&T Mobility LLC (“AT&T Mobility”), respectively.

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

Our goal is to be the market leader in providing wireless voice and data communication services in the United States. We focus on providing a high-quality, differentiated service across a cost-efficient network designed to meet the growing needs of our customers. Our results of operations, financial condition and sources and uses of cash in recent periods reflect management’s continued focus on implementing the following key elements of our business strategy:

•

Provide highest network reliability and continue to build out and expand our network. We continue to build out, expand and upgrade our network. We invested $4,032 million in capital expenditures for the six months ended June 30, 2010, primarily to fund continued investment in our Evolution-Data Optimized (“EV-DO”) networks as well as the build-out of our fourth generation (“4G”) network based on Long Term Evolution (“LTE”) technology. We expanded our national coverage in the six months ended June 30, 2009, when we completed the acquisition of Alltel, paying $4,881 million, net of cash acquired from Alltel, for the equity of Alltel.

•

Profitably acquire, satisfy and retain our customers and increase the value of our service offerings to customers. We expect to achieve revenue and operating income growth by retaining our existing base of customers, obtaining new customers, increasing individual customer usage of our existing services, and bringing our customers new ways of using wireless services in their daily lives. We had approximately 92.1 million total customers at June 30, 2010, an increase of 5.0% from approximately 87.7 million at June 30, 2009.

•

Continue to expand our wireless data offerings and develop and bring to market innovative wireless devices for both consumers and business customers. As the demand for wireless data services grows, we continue to expand our offerings of data services and devices with advanced data capabilities for consumer and business customers, and to increase our data revenues. We had total data revenue of $4,586 million and $9,198 million for the three and six months ended June 30, 2010, respectively, representing increases of 17.3% and 21.7%, respectively, compared to the corresponding prior year periods. Our total data revenue accounted for 33.3% of our service revenue in both the three and six months ended June 30, 2010.

•

Focus on profitability and cash flow. Our goal is to maintain industry-leading profitability levels, as measured by operating income, and to generate substantial cash flow from operations. Operating income increased by 2.6% and 6.4% for the three and six months ended June 30, 2010, respectively, compared to the corresponding prior year periods. Cash flow from operations increased by 26.9% for the six months ended June 30, 2010, compared to the similar period in 2009.

Trends

Information related to trends affecting our business was disclosed under Item 7 to part II of our Annual Report on Form 10-K for the year ended December 31, 2009. During the three and six months ended June 30, 2010, we have continued to experience growth in our reseller customer base, and we expect this trend in our net reseller customer additions to continue through the end of the year. There have been no other significant changes to our previously discussed trends.

Consolidated Results of Operations

Selected Operating Statistics and Trends

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except churn)	2010	2009	Change	2010	2009	Change
Total customers				92,063	87,694	5.0
Retail customers				86,176	85,240	1.1
Total customer net additions in period (excluding the Alltel related acquisition and divestitures)	1,351	1,142	18.3	2,903	2,419	20.0
Retail customer net additions in period (excluding the Alltel related acquisition and divestitures)	454	1,145	(60.3)	742	2,406	(69.2)
Total customer net additions (divestitures) in period (including acquisition and divestitures)	(738)	1,142	nm	814	15,638	(94.8)
Retail customer net additions (divestitures) in period (including acquisition and divestitures)	(1,635)	1,145	nm	(1,347)	15,219	nm

Total churn rate	1.27%	1.37%	(7.3)	1.34%	1.42%	(5.6)
Retail postpaid churn rate	0.94%	1.01%	(6.9)	1.01%	1.08%	(6.5)

nm - Not meaningful

Excluding the Alltel related acquisition and divestitures, we added approximately 454,000 net retail customers during the three months ended June 30, 2010, compared to approximately 1.1 million during the similar period in 2009, and approximately 742,000 net retail customers during the six months ended June 30, 2010, compared to approximately 2.4 million during the similar period in 2009. The decline in net retail customer additions during the three and six months ended June 30, 2010 compared to the similar periods in 2009 was due to a decrease in gross retail customer additions as well as an increase in churn for our retail prepaid offerings, in part attributable to a marketplace shift in customer activations within the period toward unlimited prepaid offerings of the type being sold by a number of our resellers. However, we expect to continue to experience retail customer growth based on the strength of our product offerings and network service quality. Our churn rate during the three and six months ended June 30, 2010, compared to the similar periods in 2009, improved as a result of successful customer retention efforts. Churn is the rate at which customers disconnect individual lines of service.

Excluding the Alltel related acquisition and divestitures, we added approximately 1.4 million net total customers during the three months ended June 30, 2010, compared to approximately 1.1 million during the similar period in 2009, and approximately 2.9 million net total customers during the six months ended June 30, 2010, compared to approximately 2.4 million during the similar period in 2009. The increase in net total customer additions during the three and six months ended June 30, 2010, compared to the similar periods in 2009, was due to an increase in net customer additions from our reseller channel, as a result of the marketplace shift in customer activations mentioned above.

During the second quarter, our customer base was reduced by approximately 2.1 million net customers, primarily as a result of the completion of the divestitures to AT&T Mobility and ATN, partially offset by certain adjustments. Customers from acquisitions for the six months ended June 30, 2009 included approximately 13.2 million net total customer additions, after conforming adjustments but before the impact of required divestitures, which resulted from our acquisition of Alltel on January 9, 2009.

Operating Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions, except ARPU)	2010	2009	% Change	2010	2009	% Change
Service revenue	$13,788	$13,349	3.3	$27,633	$26,424	4.6
Equipment and other	1,950	2,131	(8.5)	3,888	4,178	(6.9)

Total Operating Revenue	$15,738	$15,480	1.7	$31,521	$30,602	3.0

Service ARPU	$49.50	$51.10	(3.1)	$49.82	$50.92	(2.2)
Retail service ARPU	50.57	51.11	(1.1)	50.76	51.04	(0.5)
Total data ARPU	16.46	14.96	10.0	16.59	14.56	13.9

Our total operating revenue during the three months ended June 30, 2010 increased by $258 million, or 1.7%, and $919 million, or 3.0%, during the six months ended June 30, 2010, compared to the similar periods in 2009, primarily due to growth in service revenue.

Service Revenue

Service revenue during the three months ended June 30, 2010 increased by $439 million, or 3.3%, and $1,209 million, or 4.6%, during the six months ended June 30, 2010, compared to the similar periods in 2009, primarily due to a 4.4 million, or 5.0%, increase in total customers since July 1, 2009, as well as continued growth from data services, partially offset by a decline in wireless voice revenue.

During the three and six months ended June 30, 2010, we recorded a one-time non-cash adjustment of $268 million primarily to reduce wireless data revenues. This adjustment was recorded to properly defer previously recognized wireless data revenues that will be earned and recognized in future periods. As the amounts involved were not material to our consolidated financial statements in the current or any previous reporting period, the adjustment was recorded during the second quarter.

Total data revenue was $4,586 million and accounted for 33.3% of service revenue during the three months ended June 30, 2010, compared to $3,908 million and 29.3% during the similar period in 2009. Total data revenue was $9,198 million and accounted for 33.3% of service revenue during the six months ended June 30, 2010, compared to $7,557 million and 28.6% during the similar period in 2009. Total data revenue continues to increase as a result of growth of our e-mail, Mobile Broadband and messaging services, partially offset by the one-time non-cash reduction to wireless data revenue as described above. Voice revenue decreased as a result of continued declines in our voice average revenue per customer per month (“ARPU”), as discussed below, partially offset by an increase in the number of customers. We expect that total service revenue and data revenue will continue to grow as we grow our customer base, increase the penetration of our data offerings and increase the proportion of our customer base using third generation (“3G”) multimedia phones or 3G smartphone devices.

The declines in both our service ARPU and retail service ARPU were due to a continued reduction in voice revenue per customer, partially offset by increases in our penetration of data offerings. Additionally, the decline in our service ARPU was impacted by changes in our customer mix as a result of increased reseller net customer additions. Total voice ARPU declined $3.10, or 8.6%, during the three months ended June 30, 2010, and declined $3.13, or 8.6%, during the six months ended June 30, 2010, compared to the similar periods in 2009, due to the on-going impact of customers seeking to optimize the value of our offerings by moving to bundled minute and Family Share plans. The increases in total data ARPU were due to increases of $2.41 and $2.48 during the three and six months ended June 30, 2010, compared to the similar periods in 2009, as a result of continued growth and penetration of our data offerings, primarily as a result of data packages attached to our 3G multimedia phones and 3G smartphone devices. Partially offsetting the increases in total data ARPU were reductions of $0.91 and $0.45 during the three and six months ended June 30, 2010, respectively, as a result of the above mentioned one-time non-cash reduction to wireless data revenue.

Equipment and Other Revenue

Equipment and other revenue during the three months ended June 30, 2010 decreased by $181 million, or 8.5%, and $290 million, or 6.9%, during the six months ended June 30, 2010, compared to the similar periods in 2009. Equipment revenue decreased primarily due to declines in gross retail customer additions and average revenue per equipment unit as a result of promotional activities.

Operating Costs and Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2010	2009	% Change	2010	2009	% Change
Cost of service	$2,025	$1,912	5.9	$4,025	$3,831	5.1
Cost of equipment	2,851	2,936	(2.9)	5,663	5,739	(1.3)
Selling, general and administrative	4,623	4,536	1.9	9,305	9,117	2.1
Depreciation and amortization	1,852	1,819	1.8	3,692	3,612	2.2

Total Operating Costs and Expenses	$11,351	$11,203	1.3	$22,685	$22,299	1.7

Cost of Service

Cost of service during the three months ended June 30, 2010 increased by $113 million, or 5.9%, and $194 million, or 5.1%, during the six months ended June 30, 2010, compared to the similar periods in 2009. The increase in cost of service was primarily attributable to higher wireless network costs as a result of an increase in operating lease expense and local interconnection cost. Cost of service in the three and six months ended June 30, 2010 also included $51 million and $75 million, respectively, and $3 million and $27 million, respectively, during similar periods in 2009, for merger integration costs related to the acquisition of Alltel.

Cost of Equipment

Cost of equipment during the three months ended June 30, 2010 decreased by $85 million, or 2.9%, and $76 million, or 1.3%, during the six months ended June 30, 2010, compared to the similar periods in 2009, primarily due to a decrease in gross retail customer additions partially offset by an increase in the average cost per unit. Cost of equipment in the three and six months ended June 30, 2010 also included $45 million and $58 million, respectively, and $21 million and $58 million, respectively, during similar periods in 2009, for merger integration costs related to the Alltel acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative expense during the three months ended June 30, 2010 increased by $87 million, or 1.9%, and $188 million, or 2.1%, during the six months ended June 30, 2010, compared to the similar periods in 2009, primarily due to an increase in sales commission expense in our indirect channel as well as an increase in regulatory fees. Indirect sales commission expense increased $195 million and $312 million, respectively, during the three and six months ended June 30, 2010 as a result of increases in both equipment upgrades leading to contract renewals and the average commission per unit as the mix of units and service plans sold continues to shift toward data devices and bundled data plans. Regulatory fees increased $32 million and $109 million, respectively, during the three and six months ended June 30, 2010, compared to the similar periods in 2009, due to both the growth in our revenues subject to fees and an increase in the federal universal service fund rate. These increases were partially offset by a decrease in compensation related costs, excluding commissions, of $126 million and $91 million during the three and six months ended June 30, 2010, compared to the similar periods in 2009. Selling, general and administrative expenses in the three and six months ended June 30, 2010 also included $66 million and $106 million, respectively, of merger integration costs related to the acquisition of Alltel. Selling, general and administrative expenses in the three and six months ended June 30, 2009 included $66 million and $206 million, respectively, primarily related to the acquisition of Alltel, for transaction fees and costs associated with the acquisition and merger integration costs.

Depreciation and Amortization Expense

Depreciation and amortization expense during the three months ended June 30, 2010 increased by $33 million, or 1.8%, and $80 million, or 2.2%, during the six months ended June 30, 2010, compared to the similar periods in 2009. These increases were primarily driven by growth in depreciable assets through the second quarter of 2010.

Other Consolidated Results

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2010	2009	% Change	2010	2009	% Change
Interest expense, net	$(105)	$(290)	(63.8)	$(256)	$(732)	(65.0)
Interest income and other, net	15	19	(21.1)	40	39	2.6
Provision for income taxes	(505)	(363)	39.1	(748)	(442)	69.2
Effective income tax rate	11.8%	9.1%	29.7	8.7%	5.8%	49.4
Net income attributable to noncontrolling interest	71	67	6.0	140	137	2.2

Interest expense, net

Interest expense, net during the three months ended June 30, 2010 decreased by $185 million, or 63.8%, and $476 million, or 65.0%, during the six months ended June 30, 2010, compared to the similar periods in 2009, primarily due to a decrease in the weighted-average amount of debt outstanding and lower weighted-average interest rates. The decrease in the weighted-average amount of debt outstanding compared to the similar periods in 2009 was primarily driven by repayments for both affiliate and external borrowings. Interest costs during the three and six months ended June 30, 2009 included fees related to the bridge facility that was entered into and utilized to complete the acquisition of Alltel, which contributed to the higher weighted-average interest rate in the prior year.

Capitalized interest for the three and six months ended June 30, 2010 was $182 million and $318 million, respectively, relating to capitalization of interest on wireless licenses under development for commercial services, primarily as a result of the spectrum acquired in the 700 MHZ auction.

Provision for income taxes

The effective tax rate for the three and six months ended June 30, 2010 compared to the similar periods in 2009 increased due to a tax charge of approximately $201 million for the taxable gain on the excess of book over tax basis of the goodwill associated with the Alltel Divestiture Markets, which we recorded upon the completion of the divestitures. In addition, during the three months ended March 31, 2009, there was a one-time benefit resulting from the Alltel acquisition’s impact on our deferred tax liability.

Net Income

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2010	2009	% Change	2010	2009	% Change
Net income	$3,792	$3,643	4.1	$7,872	$7,168	9.8

Net income during the three months ended June 30, 2010 increased by $149 million, or 4.1%, and $704 million, or 9.8%, during the six months ended June 30, 2010, compared to the similar periods in 2009, primarily as a result of the impact of factors described in connection with operating revenue and operating expenses above.

Consolidated Financial Condition

	Six Months Ended June 30,
(dollars in millions)	2010	2009	Change
Net cash provided by operating activities	$13,223	$10,418	2,805
Net cash used in investing activities	(1,762)	(8,392)	6,630
Net cash used in financing activities	(11,052)	(10,704)	(348)
Increase (Decrease) in cash	409	(8,678)	9,087

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

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities during the six months ended June 30, 2010 increased by $2.8 billion, or 26.9%, compared to the similar period in 2009, primarily due to an increase in changes in working capital along with increases in operating income.

Cash Flows Used In Investing Activities

Capital Expenditures

Capital expenditures continue to be our primary ongoing use of capital resources as they facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our wireless networks. We invested $4.0 billion and $3.3 billion in capital expenditures, including capitalized software, in the six months ended June 30, 2010 and 2009, respectively. The increase in capital expenditures during the six months ended June 30, 2010, compared to the similar period in 2009, was primarily due to continued investment in our wireless EV-DO networks and funding the build-out of our 4G network based on LTE technology.

Dispositions

During the six months ended June 30, 2010, we received cash proceeds of $2.6 billion in connection with the required divestitures of overlapping properties as a result of the acquisition of Alltel (see Recent Developments).

Acquisitions

On January 9, 2009, we completed our acquisition of the equity of Alltel for cash consideration of $4.9 billion, net of cash acquired from Alltel.

Cash Flows Used In Financing Activities

During the six months ended June 30, 2010 and 2009, net cash used in financing activities was $11.1 billion and $10.7 billion, respectively, which primarily included net debt repayments and distributions to our Partners as described below.

Our total debt decreased by $9.1 billion to $17.6 billion during the six months ended June 30, 2010, compared to December 31, 2009, primarily due to the following debt repayments:

•

During the six months ended June 30, 2010, we repaid $5.0 billion of our $9.4 billion floating rate promissory note, which was payable to Verizon Financial Services LLC (“VFSL”), a wholly-owned subsidiary of Verizon Communications.

•

During the six months ended June 30, 2010, we repaid $2.8 billion of borrowings under a three-year term loan facility, reducing the outstanding borrowings under this facility to $1.2 billion at June 30, 2010. During July 2010, we repaid $0.7 billion of borrowings under this facility, reducing the outstanding borrowings under this facility to $0.5 billion.

•

On June 28, 2010, we exercised our right to redeem all of our outstanding $1,000 million Put/Call Floating Rate Notes due June 2011 at a redemption price of 100% of the principal amount of the notes, plus accrued and unpaid interest through the date of redemption.

Additionally, on July 28, 2010, we entered into an amendment of our affiliate $750 million fixed rate promissory note payable to VFSL, due August 1, 2010. The fixed rate note, as amended, extends the maturity date to August 1, 2013 and gives VFSL the right to cancel this note and require settlement of the aggregate unpaid principal and interest under this note on August 1, 2011 or August 1, 2012. There were no outstanding borrowings under this note at the time of the amendment.

Distributions

As required under the Partnership Agreement, we paid aggregate tax distributions of $2,114 million and $1,427 million to our Partners during the six months ended June 30, 2010 and 2009, respectively. In addition to our quarterly tax distribution to our Partners, our Partners have directed us to make supplemental tax distributions to them, subject to our board of representatives’ right to reconsider these distributions based on significant changes in overall business and financial conditions. During the six months ended June 30, 2010, we made a supplemental tax distribution in the aggregate amount of $334 million, which is included in the total distribution paid above. Supplemental tax distributions in the amount of $333 million, comprised of $150 million to Vodafone and $183 million to Verizon Communications, remain payable in equal installments in each of the remaining quarters of 2010. Subsequent annual supplemental tax distributions in the amount of $667 million comprised of $300 million to Vodafone and $367 million to Verizon Communications, in each of 2011 and 2012, will be paid in equal quarterly installments during each of those years on the same dates that the established regular quarterly tax distributions are made.

Credit Ratings

There were no changes to the credit ratings of Cellco Partnership from those discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Cash Flows (Used in)/Provided by Financing Activities,” in our Annual Report on Form 10-K for the year ended December 31, 2009.

The three primary rating agencies have identified factors which they believe could result in a ratings downgrade for Cellco Partnership in the future, including sustained leverage levels resulting from: (i) diminished wireless operating performance as a result of a weakening economy and competitive pressures; and (ii) failure to achieve significant synergies from the Alltel integration. A downgrade in our credit rating, or that of Verizon Communications, would increase our cost of obtaining financing, and could affect the amounts of indebtedness and types of financing structures and debt that may be available to us.

Covenants

Our three-year term loan facility contains covenants that are typical for large, investment grade companies. These covenants include requirements to pay interest and principal in a timely fashion, to pay taxes, to maintain insurance with responsible and reputable insurance companies, to keep appropriate books and records of financial transactions, to maintain our properties, to provide financial and other reports to our lenders, to limit pledging and disposition of assets and mergers and consolidations, and other similar covenants.

In addition, we are required to maintain on the last day of any period of four fiscal quarters a leverage ratio of debt to earnings before interest, taxes, depreciation, amortization and other adjustments, as defined in the three-year term loan facility, not in excess of 3.25 times based on the preceding twelve months. At June 30, 2010, the leverage ratio was 0.7 times.

As of June 30, 2010, we were in compliance with all of our debt covenants.

Increase (Decrease) In Cash and Cash Equivalents

Our Cash and cash equivalents at June 30, 2010 totaled $1.0 billion, a $0.4 billion increase compared to Cash and cash equivalents at December 31, 2009 for the reasons discussed above.

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

Interest Rate Risk

Our primary market risk relates to changes in interest rates, primarily on the portion of our debt that carries a floating interest rate. As of June 30, 2010 we had approximately $2.5 billion of aggregate floating rate debt outstanding. A change in the interest rate of 1.0% would change annual interest expense by $25 million. The interest rates on our existing debt obligations, with the exception of the three-year term loan facility, are unaffected by changes to our credit ratings.

Foreign Currency Risk

Cross Currency Swaps

We have entered into cross currency swaps designated as cash flow hedges to exchange approximately $2.4 billion of the net proceeds from a debt offering of British Pound Sterling and Euro denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as mitigate the impact of foreign currency transaction gains or losses. The fair value of these swaps included in Other intangibles and other assets, net and Other non-current liabilities was $34 million and $103 million, respectively, at June 30, 2010. The fair value of these swaps included in Other intangibles and other assets, net was $315 million at December 31, 2009. During the three and six months ended June 30, 2010, a pretax loss of $239 million and $383 million, respectively, was recognized in Other comprehensive income (loss), a portion of which was reclassified to Interest income and other, net to offset the related pretax foreign-currency transaction gain on the underlying debt obligations.

Other Factors That May Affect Future Results

Recent Developments

Alltel Divestiture Markets

As a condition of the regulatory approvals by the Department of Justice and the Federal Communications Commission to complete the acquisition of Alltel in January 2009, we were required to divest overlapping properties in 105 operating markets in 24 states. Total assets and total liabilities divested were $2.6 billion and $0.1 billion, respectively, principally comprised of network assets, wireless licenses and customer relationships; that were included in Prepaid expenses and other current assets and Other current liabilities, respectively, on the condensed consolidated balance sheets at December 31, 2009.

On May 8, 2009, we entered into a definitive agreement with AT&T Mobility, a subsidiary of AT&T Inc., pursuant to which AT&T Mobility agreed to acquire 79 of the 105 Alltel Divestiture Markets, including licenses and network assets for approximately $2.4 billion in cash. On June 9, 2009, we entered into a definitive agreement with ATN, pursuant to which ATN agreed to acquire the remaining 26 Alltel Divestiture Markets, including licenses and network assets, for $200 million in cash. During the second quarter of 2010, we received the necessary regulatory approvals and completed both transactions.

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

In September 2009, the accounting standard update regarding revenue recognition for arrangements that include software elements was issued. This update requires tangible products that contain software and non-software elements that work together to deliver the product’s essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact that this standard update will have on our consolidated financial statements.

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

The following important factors, along with those discussed elsewhere in this Quarterly Report and those disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

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

•	our ability to complete acquisitions and dispositions;

•	our ability to successfully integrate Alltel Corporation into our business and achieve the anticipated benefits of the acquisition;

•	the impact of continued unionization efforts with respect to our employees; and

•	the inability to implement our business strategies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information relating to market risk is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Market Risk.”

Item 4.	Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2010.

There were no changes in the registrant’s internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

We are a defendant, along with other wireless service providers, wireless phone manufacturers, standard-setting bodies, industry trade associations and others, in a lawsuit, Marks v. Motorola, filed in the Superior Court for the District of Columbia on April 22, 2010. The plaintiff alleges personal injuries, including brain cancer, from wireless phone use. Cellular One Group and Western Wireless Corp., both Alltel-related entities, are also named as defendants in this lawsuit. Plaintiff seeks compensatory, consequential and/or punitive damages.

On June 22, 2010, the Court of Appeals for the Ninth Circuit affirmed the District Court’s dismissal of all remaining claims of plaintiffs in Jasso, et al. v. Verizon Wireless, et al., an action by pro se plaintiffs that was filed on November 30, 2005 in the U.S. District Court, Eastern District of California. Plaintiffs alleged various illnesses as a result of alleged exposure to radiofrequency emissions from radiofrequency antennas that plaintiffs claimed had failed to comply with federal regulatory emissions standards. Plaintiffs sought unspecified compensatory and exemplary damages and attorneys’ fees. On July 2, 2010, the plaintiffs filed a motion for reconsideration of the Ninth Circuit’s decision.

Item 1A.	Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amendment No. 4 to Cellco Partnership Amended and Restated Partnership Agreement, dated as of July 16, 2010.

10.1	Amendment No. 9, dated as of April 30, 2010, to the Auction 73 Floating Rate Promissory Note between Cellco Partnership and Verizon Financial Services dated as of March 31, 2008.

10.2	Amendment No. 9, dated as of July 28, 2010, to the Fixed Rate Promissory Note Between Cellco Partnership and Verizon Financial Services LLC dated as of September 1, 2005.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLCO PARTNERSHIP (d/b/a VERIZON WIRELESS)

Date: July 29, 2010	By	/s/ John Townsend
John Townsend
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

3.1	Amendment No. 4 to Cellco Partnership Amended and Restated Partnership Agreement, dated as of July 16, 2010.

10.1	Amendment No. 9, dated as of April 30, 2010, to the Auction 73 Floating Rate Promissory Note between Cellco Partnership and Verizon Financial Services dated as of March 31, 2008.

10.2	Amendment No. 9, dated as of July 28, 2010, to the Fixed Rate Promissory Note Between Cellco Partnership and Verizon Financial Services LLC dated as of September 1, 2005.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.