Form 10-Q
period 2010-09-30
CELLCO PARTNERSHIP
filed 2010-10-28
CIK 1175215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Part I - Financial Information

Item 1.	Financial Statements

Condensed Consolidated Statements of Income

Cellco Partnership (d/b/a Verizon Wireless)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions) (unaudited)	2010	2009	2010	2009
Operating Revenue (including $25, $24, $74 and $75 from affiliates)
Service revenue	$14,168	$13,525	$41,801	$39,949
Equipment and other	2,082	2,272	5,970	6,450

Total operating revenue	16,250	15,797	47,771	46,399

Operating Costs and Expenses (including $425, $411, $1,308 and $1,216 from affiliates)
Cost of service (exclusive of items shown below)	2,112	1,920	6,137	5,751
Cost of equipment	2,997	3,184	8,660	8,923
Selling, general and administrative	4,585	4,642	13,890	13,759
Depreciation and amortization	1,861	1,854	5,553	5,466

Total operating costs and expenses	11,555	11,600	34,240	33,899

Operating Income	4,695	4,197	13,531	12,500

Other Income (Expenses)
Interest expense, net	(43)	(226)	(299)	(958)
Interest income and other, net	22	19	62	58

Income Before Provision for Income Taxes	4,674	3,990	13,294	11,600
Provision for income taxes	(240)	(291)	(988)	(733)

Net Income	$4,434	$3,699	$12,306	$10,867

Net income attributable to the noncontrolling interest	77	76	217	213
Net income attributable to Cellco Partnership	4,357	3,623	12,089	10,654

Net Income	$4,434	$3,699	$12,306	$10,867

See Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Cellco Partnership (d/b/a Verizon Wireless)

(dollars in millions) (unaudited)	September 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$2,264	$607
Receivables, net of allowances of $327 and $356	6,023	5,721
Due from affiliates, net	172	58
Inventories, net	949	1,373
Prepaid expenses and other current assets	585	3,335

Total current assets	9,993	11,094

Plant, property and equipment, net	31,855	30,850
Wireless licenses	72,566	72,005
Goodwill	17,379	17,303
Other intangibles and other assets, net	2,529	3,100

Total assets	$134,322	$134,352

Liabilities and Partners’ Capital
Current liabilities
Short-term debt, including current maturities	$3,999	$2,998
Due to affiliates	—	5,003
Accounts payable and accrued liabilities	7,290	6,123
Advance billings	2,023	1,695
Other current liabilities	781	415

Total current liabilities	14,093	16,234

Long-term debt	12,538	18,661
Deferred tax liabilities, net	10,390	10,593
Other non-current liabilities	1,529	1,877

Total liabilities	38,550	47,365

Commitments and contingencies (see Note 9)	—	—

Partners’ capital
Capital	93,756	84,886
Accumulated other comprehensive income	43	113
Noncontrolling interest	1,973	1,988

Total Partners’ capital	95,772	86,987

Total liabilities and Partners’ capital	$134,322	$134,352

See Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

Cellco Partnership (d/b/a Verizon Wireless)

	Nine Months Ended September 30,
(dollars in millions) (unaudited)	2010	2009
Cash Flows from Operating Activities

Net income	$12,306	$10,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,553	5,466
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	893	(1,136)
Other operating activities, net	750	1,613

Net cash provided by operating activities	19,502	16,810

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(6,205)	(5,134)
Acquisition of businesses and licenses, net of cash acquired	(235)	(4,881)
Proceeds from dispositions	2,594	—
Other investing activities, net	(561)	(313)

Net cash used in investing activities	(4,407)	(10,328)

Cash Flows from Financing Activities
Net repayment of affiliate borrowings	(5,003)	(4,007)
Issuance of long-term debt	—	9,223
Repayment of long-term debt	(5,016)	(17,026)
Distributions to partners	(3,219)	(2,396)
Other financing activities, net	(200)	(691)

Net cash used in financing activities	(13,438)	(14,897)

Increase (decrease) in cash and cash equivalents	1,657	(8,415)
Cash and cash equivalents, beginning of period	607	9,227

Cash and cash equivalents, end of period	$2,264	$812

See Notes to Unaudited Condensed Consolidated Financial Statements.

Notes to Unaudited Condensed Consolidated Financial Statements

Cellco Partnership (d/b/a Verizon Wireless)

1.	Background and Basis of Presentation

Cellco Partnership (the Partnership), a Delaware partnership doing business as Verizon Wireless, provides wireless voice and data services and related equipment to consumers and business customers across one of the most extensive wireless networks in the United States. The Partnership has one segment and operates domestically only. References to “our Partners” refers to subsidiaries of Verizon Communications Inc. (Verizon), which own 55% of the Partnership, and U.S. subsidiaries of Vodafone Group Plc (Vodafone), which own 45% of the Partnership. We are the largest wireless service provider in the United States, as measured by total number of customers.

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, you should refer to the audited financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year.

During the second quarter of 2010, we recorded a one-time non-cash adjustment of $268 million primarily to reduce wireless data revenues. This adjustment was recorded to properly defer previously recognized wireless data revenues that will be earned and recognized in future periods. As the amounts involved were not material to our consolidated financial statements in the current or any previous reporting period, the adjustment was recorded during the second quarter.

Recently Adopted Accounting Standards

In January 2010, we adopted the accounting standard update regarding consolidation accounting for variable interest entities. This standard update requires an enterprise to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling interest in a variable interest entity. The adoption of this standard update did not have a material impact on our condensed consolidated financial statements.

In January 2010, we adopted the accounting standard update regarding fair value measurements and disclosures which requires additional disclosures regarding assets and liabilities measured at fair value. The adoption of this standard update did not have a material impact on our condensed consolidated financial statements.

Recent Accounting Standards

In July 2010, the accounting standard update regarding disclosures for finance receivables and allowances for credit losses was issued. This standard update requires that entities disclose information at more disaggregated levels than currently required. We will adopt this standard update during the fourth quarter of 2010. The adoption of this standard update is not expected to have a significant impact on our consolidated financial statements.

In September 2009, the accounting standard update regarding revenue recognition for multiple deliverable arrangements was issued. This update requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor-specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact that this standard update will have on our consolidated financial statements.

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

2.	Acquisitions and Dispositions

Acquisitions

On August 23, 2010, the Partnership acquired the net assets and related customers of six operating markets in Louisiana and Mississippi in a transaction with AT&T Inc. (AT&T) for cash consideration of $235 million. These assets were acquired to enhance the Partnership’s network coverage in these operating markets. The preliminary purchase price allocation primarily resulted in $106 million of wireless licenses and $76 million in goodwill.

Dispositions

Alltel Divestiture Markets

As a condition of the regulatory approvals by the Department of Justice and the Federal Communications Commission to complete the acquisition of Alltel Corporation (Alltel) in January 2009, the Partnership was required to divest overlapping properties in 105 operating markets in 24 states (the Alltel Divestiture Markets). Total assets and total liabilities divested were approximately $2.6 billion and $0.1 billion, respectively, principally comprised of network assets, wireless licenses and customer relationships, and were included in Prepaid expenses and other current assets and Other current liabilities, respectively, on the accompanying condensed consolidated balance sheet at December 31, 2009.

On May 8, 2009, the Partnership entered into a definitive agreement with AT&T Mobility LLC (AT&T Mobility), a subsidiary of AT&T, pursuant to which AT&T Mobility agreed to acquire 79 of the 105 Alltel Divestiture Markets, including licenses and network assets, for approximately $2.4 billion in cash. On June 9, 2009, the Partnership entered into a definitive agreement with Atlantic Tele-Network, Inc. (ATN), pursuant to which ATN agreed to acquire the remaining 26 Alltel Divestiture Markets, including licenses and network assets, for $200 million in cash. During the second quarter of 2010, the Partnership received the necessary regulatory approvals and completed both transactions. Upon the completion of the divestitures, we recorded a tax charge of approximately $201 million for the taxable gain on the excess of book over tax basis of the goodwill associated with the Alltel Divestiture Markets.

3.	Wireless Licenses, Goodwill and Other Intangibles, Net

Wireless Licenses

Changes in the carrying amount of Wireless licenses are as follows:

(dollars in millions)
Balance as of December 31, 2009	$72,005
Wireless licenses acquired	106
Capitalized interest on wireless licenses	447
Reclassifications, adjustments and other	8

Balance as of September 30, 2010	$72,566

As of September 30, 2010 and December 31, 2009, approximately $12.2 billion of wireless licenses were under development for commercial service for which we are capitalizing interest costs.

Goodwill

The changes in the carrying amount of goodwill are as follows:

(dollars in millions)
Balance as of December 31, 2009	$17,303
Acquisitions	76

Balance as of September 30, 2010	$17,379

Other Intangibles, net

Other intangibles, net are included in Other intangibles and other assets, net and consist of the following:

	At September 30, 2010			At December 31, 2009
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (6 to 8 years)	$2,139	$(805)	$1,334	$2,122	$(497)	$1,625
Capitalized software (2 to 5 years)	937	(416)	521	879	(377)	502
Other (2 to 3 years)	382	(316)	66	397	(235)	162

Total	$3,458	$(1,537)	$1,921	$3,398	$(1,109)	$2,289

The amortization expense for other intangible assets was as follows:

(dollars in millions)	Three Months Ended September 30,	Nine Months Ended September 30,
2010	$172	$513
2009	201	599

Estimated future amortization expense for other intangible assets is as follows:

Years	(dollars in millions)
Remainder of 2010	$178
2011	542
2012	405
2013	323
2014	228
Thereafter	245

Total	$1,921

4.	Fair Value Measurements

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

(dollars in millions)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Other intangibles and other assets, net:
Derivative contracts—Cross currency swaps	$—	$139	$—	$139

(1)– quoted prices in active markets for identical assets or liabilities

(2)– observable inputs other than quoted prices in active markets for identical assets and liabilities

(3)– no observable pricing inputs in the market

Derivative contracts consist of cross currency swaps. Derivative contracts are valued using models based on readily observable market parameters for all substantial terms of our derivative contracts and thus are classified within Level 2. We use mid-market pricing for fair value measurements of our derivative instruments.

We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the nine months ended September 30, 2010.

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

	At September 30, 2010		At December 31, 2009
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term note due to affiliates	$—	$—	$5,003	$5,008
Short-term and long-term debt	$16,537	$19,164	$21,659	$23,597

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

Cross Currency Swaps

We have entered into cross currency swaps designated as cash flow hedges to exchange approximately $2.4 billion of British Pound Sterling and Euro denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as mitigate the impact of foreign currency transaction gains or losses. The fair value of the cross currency swaps included in Other intangibles and other assets, net was $139 million and $315 million at September 30, 2010 and December 31, 2009, respectively. For the three and nine months ended September 30, 2010, a pretax $207 million gain and $176 million loss, respectively, on the cross currency swaps was recognized in Other comprehensive income (loss), a portion of which was reclassified to Interest income and other, net to offset the related pretax foreign-currency transaction gain or loss on the underlying debt obligations.

5.	Debt

Debt

During the nine months ended September 30, 2010, the Partnership repaid $3,996 million of borrowings under a three-year term loan facility. No borrowings remain outstanding under this facility as of September 30, 2010 and this facility has been cancelled.

On June 28, 2010, the Partnership exercised its right to redeem all of its outstanding $1,000 million Put/Call Floating Rate Notes due June 2011 at a redemption price of 100% of the principal amount of the notes, plus accrued and unpaid interest through the date of redemption.

Term Notes Payable to Affiliate

During the first half of 2010, the Partnership repaid $5,003 million of its $9,363 million floating rate promissory note. No borrowings remain outstanding under this note as of September 30, 2010 and this note has been cancelled.

On July 28, 2010, the Partnership entered into an amendment of our affiliate $750 million fixed rate promissory note payable to Verizon Financial Services LLC (VFSL), due August 1, 2010. The fixed rate note, as amended, extends the maturity date to August 1, 2013 and gives VFSL the right to cancel this note and require settlement of the aggregate unpaid principal and interest under this note on August 1, 2011 or August 1, 2012. There were no outstanding borrowings under this note as of September 30, 2010.

Debt Covenants

As of September 30, 2010, we are in compliance with all of our debt covenants.

6.	Long-Term Incentive Plan

Verizon Wireless Long Term Incentive Plan

The 2000 Verizon Wireless Long Term Incentive Plan (Wireless Plan) provides compensation opportunities to eligible employees of the Partnership. The Wireless Plan provides rewards that are tied to the long-term performance of the Partnership. Under the Wireless Plan, Value Appreciation Rights (VARs) are granted to eligible employees. As of September 30, 2010, all VARs were fully vested.

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

For the three and nine months ended September 30, 2010 the intrinsic value of VARs exercised during the period was $13 million and $58 million, respectively. For the three and nine months ended September 30, 2009 the intrinsic value of VARs exercised during the period was $15 million and $167 million, respectively.

Cash paid to settle VARs for the three and nine months ended September 30, 2010 was $16 million and $55 million, respectively. Cash paid to settle VARs for the three and nine months ended September 30, 2009 was $11 million and $157 million, respectively.

The following table summarizes award activity under the Wireless Plan as of September 30, 2010 and changes during the nine-month period:

(shares in thousands)	VARs	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2009	16,591	$16.54
Exercised	(4,456)	25.48
Cancelled/Forfeited	(51)	21.84

Outstanding, September 30, 2010	12,084	$13.22

The following table summarizes the status of the Partnership’s VARs as of September 30, 2010:

	VARs Vested & Outstanding (a)
(shares in thousands) Range of Exercise Prices	VARs	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$8.74 - $14.79	9,683	2.96	$12.25
$14.80 - $22.19	2,336	1.03	16.77
$22.20 - $30.00	65	—	30.00

Total	12,084		$13.22

(a)	As of September 30, 2010, the aggregate intrinsic value of VARs outstanding and vested was $321 million.

Verizon Communications Inc. Long Term Incentive Plan

The 2009 Verizon Communications Inc. Long-Term Incentive Plan (the Verizon Plan) permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other awards to Partnership employees. The maximum number of shares available for awards from the Verizon Plan is 119.6 million shares.

Restricted Stock Units

The Verizon Plan provides for grants of Restricted Stock Units (RSUs) that generally vest at the end of the third year after the grant. The RSUs outstanding at January 1, 2010 are classified as liability awards because the RSUs will be paid in cash upon vesting. The RSU award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the performance of Verizon common stock. The RSUs granted during 2010 are classified as equity awards because these RSUs will be paid in Verizon common stock upon vesting. Compensation expense for RSUs classified as equity awards is measured based on the market price of Verizon common stock at the date of grant and is recognized over the vesting period. Dividend equivalent units are also paid to participants at the time the RSU award is paid, and in the same proportion as the RSU award.

The Partnership had approximately 4.2 million and 3.5 million RSUs outstanding under the Verizon Plan as of September 30, 2010 and December 31, 2009, respectively.

Performance Stock Units

The Verizon Plan also provides for grants of Performance Stock Units (PSUs) that generally vest at the end of the third year after the grant. As defined by the Verizon Plan, the Human Resources Committee of the Board of Directors of Verizon determines the number of PSUs a participant earns based on the extent to which the corresponding goal has been achieved over the three-year performance cycle. All payments are subject to approval by the Verizon Human Resources Committee. The PSUs are classified as liability awards because the PSU awards are paid in cash upon vesting. The PSU award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the price of Verizon common stock as well as performance relative to the targets. Dividend equivalent units are also paid to participants at the time that the PSU award is determined and paid, and in the same proportion as the PSU award.

The Partnership had approximately 6.2 million and 5.2 million PSUs outstanding under the Verizon Plan as of September 30, 2010 and December 31, 2009, respectively.

7.	Partners’ Capital and Comprehensive Income

Partners’ Capital

Changes in Partners’ capital were as follows:

	Nine Months Ended September 30, 2010
(dollars in millions)	Attributable to Cellco Partnership	Noncontrolling Interest	Total Partners’ Capital
Balance at beginning of period	$84,999	$1,988	$86,987
Net income	12,089	217	12,306
Other comprehensive income (loss)	(70)	—	(70)

Comprehensive income	12,019	217	12,236
Distributions	(3,219)	(198)	(3,417)
Noncontrolling interests in acquired company	—	2	2
Disposition of noncontrolling interests	—	(36)	(36)

Balance at end of period	$93,799	$1,973	$95,772

Noncontrolling interest included in our condensed consolidated financial statements includes Verizon’s ownership interest in our majority owned limited partnership Verizon Wireless of the East LP and noncontrolling interest in cellular partnerships.

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

On August 12, 2010, we paid tax distributions to our Partners of $1,105 million, including an aggregate tax distribution of $939 million for the quarter ended June 30, 2010 as well as a $166 million supplemental tax distribution.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting Partners’ capital that, under generally accepted accounting principles, are excluded from net income. Significant changes in the components of Other comprehensive income (loss), net of income tax expense (benefit), are described below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2010	2009	2010	2009
Net Income	$4,434	$3,699	$12,306	$10,867
Other Comprehensive Income (Loss), net of taxes
Net unrealized gain (loss) on cash flow hedges	—	(16)	(70)	162
Other	—	2	—	5

Total Other Comprehensive Income (Loss)	—	(14)	(70)	167

Comprehensive Income	$4,434	$3,685	$12,236	$11,034

Comprehensive income attributable to noncontrolling interest	$77	$76	$217	$213
Comprehensive income attributable to Cellco Partnership	4,357	3,609	12,019	10,821

Comprehensive Income	$4,434	$3,685	$12,236	$11,034

The components of Accumulated other comprehensive income were as follows:

(dollars in millions)	At September 30, 2010	At December 31, 2009
Unrealized gain on cash flow hedges	$52	$122
Other	(9)	(9)

Accumulated other comprehensive income	$43	$113

8.	Other Information

The Partnership’s service revenue and interest expense, net are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2010	2009	2010	2009
Service revenue:
Voice revenue	$9,106	$9,395	$27,541	$28,262
Data revenue	5,062	4,130	14,260	11,687

Total service revenue	$14,168	$13,525	$41,801	$39,949

Interest expense, net:
Interest expense	$(256)	$(285)	$(822)	$(1,153)
Affiliate interest expense	—	(13)	(8)	(54)
Capitalized interest	213	72	531	249

Interest expense, net	$(43)	$(226)	$(299)	$(958)

9.	Commitments and Contingencies

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

All of the above matters are subject to many uncertainties. Consequently, the ultimate liability with respect to these matters as of September 30, 2010 cannot be predicted with certainty. To the extent that actual results differ from any estimated liabilities previously recorded, the effect, if any, on the consolidated financial statements of the Partnership in the period in which these matters are resolved may be material.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we”, “our”, “us” and “the Partnership” refer to Cellco Partnership d/b/a Verizon Wireless. References to “our Partners” refer to subsidiaries of Verizon Communications Inc. (Verizon Communications), and U.S. subsidiaries of Vodafone Group Plc (Vodafone), which are the partners in Cellco Partnership.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto contained elsewhere in this Form 10-Q.

This discussion reflects the results of operations of the markets acquired from Alltel Corporation (Alltel) that were not subject to divestiture requirements from the date of our acquisition of Alltel on January 9, 2009.

In connection with obtaining regulatory approvals to complete the acquisition of Alltel, we agreed to divest 105 markets in 24 states (Alltel Divestiture Markets). This discussion reflects the results of operations of these markets through the dates of divestiture to Atlantic Tele-Network Inc. (ATN) and AT&T Mobility LLC (AT&T Mobility), respectively.

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

Our goal is to be the market leader in providing wireless voice and data communication services in the United States. We focus on providing a high-quality, differentiated service across a cost-efficient network designed to meet the growing needs of our customers. Our results of operations, financial condition and sources and uses of cash in recent periods reflect management’s continued focus on implementing the following key elements of our business strategy:

•

Provide highest network reliability and continue to build out and expand our network. We continue to build out, expand and upgrade our network. We invested $6,205 million in capital expenditures for the nine months ended September 30, 2010, primarily to fund continued investment in the capacity of our Evolution-Data Optimized (EV-DO) networks as well as the build-out of our fourth generation (4G) network based on Long Term Evolution (LTE) technology. We announced on October 6, 2010 that we will launch our 4G LTE network in 38 major metropolitan areas and in more than 60 commercial airports by the end of 2010. We expanded our national coverage in the nine months ended September 30, 2009 when we completed the acquisition of Alltel, paying $4,881 million, net of cash acquired from Alltel, for the equity of Alltel.

•

Profitably acquire, satisfy and retain our customers and increase the value of our service offerings to customers. We expect to achieve revenue and operating income growth by retaining our existing base of customers, obtaining new customers, increasing individual customer usage of our existing services, and bringing our customers new ways of using wireless services in their daily lives. We had approximately 93.2 million total customers at September 30, 2010, an increase of 4.7% from approximately 89.0 million at September 30, 2009.

•

Continue to expand our wireless data offerings and develop and bring to market innovative wireless devices for both consumers and business customers. As the demand for wireless data services grows, we continue to expand our offerings of data services and devices with advanced data capabilities for consumer and business customers, and we continue to increase our data revenues. We had total data revenues of $5,062 million and $14,260 million for the three and nine months ended September 30,

2010, respectively, representing increases of 22.6% and 22.0%, respectively, compared to the corresponding prior year periods. Our total data revenue accounted for 35.7% and 34.1% of our service revenue in the three and nine months ended September 30, 2010, respectively.

•

Focus on profitability and cash flow. Our goal is to maintain industry-leading profitability levels, as measured by operating income, and to generate substantial cash flow from operations. Operating income increased by 11.9% and 8.3% for the three and nine months ended September 30, 2010, respectively, compared to the corresponding prior year periods. Cash flow from operations increased by 16.0% for the nine months ended September 30, 2010, compared to the similar period in 2009.

Trends

Information related to trends affecting our business was disclosed under Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009. While we experienced significant growth in our wireless reseller customer base during the first half of 2010, the number of net reseller customer additions in the third quarter was comparatively lower than the first half of the year on a quarterly basis. We cannot predict at this time whether this third quarter trend will continue through the end of the year. There have been no other significant changes to our previously discussed trends.

Consolidated Results of Operations

Selected Operating Statistics and Trends

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except churn)	2010	2009	% Change	2010	2009	% Change
Total customers				93,170	89,013	4.7
Retail customers				86,734	86,291	0.5
Total customer net additions in period (excluding acquisitions, divestitures and adjustments)	997	1,240	(19.6)	3,895	3,658	6.5
Retail customer net additions in period (excluding acquisitions, divestitures, and adjustments)	447	970	(53.9)	1,185	3,375	(64.9)
Total churn rate	1.36%	1.49%	(8.7)	1.34%	1.44%	(6.9)
Retail postpaid churn rate	1.07%	1.13%	(5.3)	1.03%	1.10%	(6.4)

Excluding acquisitions, divestitures and adjustments, we added approximately 447,000 net retail customers during the three months ended September 30, 2010, compared to approximately 970,000 during the similar period in 2009, and approximately 1.2 million net retail customers during the nine months ended September 30, 2010, compared to approximately 3.4 million during the similar period in 2009. The decline in net retail customer additions during the three and nine months ended September 30, 2010 compared to the similar periods in 2009 was due to a decrease in gross retail customer additions, as well as an increase in churn for our retail prepaid base in part attributable to a marketplace shift in customer activations within the period toward unlimited prepaid offerings of the type being sold by a number of our resellers. However, we expect to continue to experience retail customer growth based on the strength of our product offerings and network service quality. Our churn rate during the three and nine months ended September 30, 2010, compared to the similar periods in 2009, improved as a result of successful customer retention efforts. Churn is the rate at which customers disconnect individual lines of service.

Excluding acquisitions, divestitures and adjustments, we added approximately 997,000 net total customers during the three months ended September 30, 2010, compared to approximately 1.2 million during the similar period in 2009, and approximately 3.9 million net total customers during the nine months ended September 30, 2010, compared to approximately 3.7 million during the similar period in 2009. The decrease in net total customer additions during the three months ended September 30, 2010 was due to the decline in net retail customer additions described above. The increase in net total customer additions during the nine months ended September 30, 2010, compared to the similar period in 2009, was due to the cumulative increase in net customer additions from our reseller channel, as a result of the marketplace shift in customer activations mentioned above.

During the second quarter of 2010, our customer base was reduced by approximately 2.1 million net customers, primarily as a result of the completion of the required divestitures to AT&T Mobility and ATN, which resulted from the Alltel acquisition, partially offset by certain adjustments.

Customers from acquisitions during the three and nine months ended September 30, 2010 included approximately 106,000 net customers, after conforming adjustments, that we acquired in a transaction with AT&T Inc. (AT&T). Customers from acquisitions for the nine months ended September 30, 2009 included approximately 13.2 million net total customer additions, after conforming adjustments but before the impact of required divestitures, which resulted from our acquisition of Alltel on January 9, 2009.

Operating Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions, except ARPU)	2010	2009	% Change	2010	2009	% Change
Service revenue	$14,168	$13,525	4.8	$41,801	$39,949	4.6
Equipment and other	2,082	2,272	(8.4)	5,970	6,450	(7.4)

Total Operating Revenue	$16,250	$15,797	2.9	$47,771	$46,399	3.0

Service ARPU	$50.94	$51.04	(0.2)	$50.20	$50.96	(1.5)
Retail service ARPU	51.99	51.20	1.5	51.17	51.09	0.2
Total data ARPU	18.20	15.59	16.7	17.12	14.91	14.8

Our total operating revenue during the three months ended September 30, 2010 increased by $453 million, or 2.9%, and $1,372 million, or 3.0%, during the nine months ended September 30, 2010, compared to the similar periods in 2009, primarily due to growth in service revenue, partially offset by the sale of the Alltel Divestiture Markets.

Service Revenue

Service revenue during the three months ended September 30, 2010 increased by $643 million, or 4.8%, and $1,852 million, or 4.6%, during the nine months ended September 30, 2010, compared to the similar periods in 2009, primarily due to a 4.2 million, or 4.7%, increase in total customers since October 1, 2009, as well as continued growth in our data average revenue per customer per month (ARPU). These increases were partially offset by a decline in voice ARPU, as well as the sale of the Alltel Divestiture Markets which resulted in reductions of service revenue of $357 million and $447 million during the three and nine months ended September 30, 2010, respectively, compared to the similar periods in 2009.

During the second quarter of 2010, we recorded a one-time non-cash adjustment of $268 million primarily to reduce wireless data revenues. This adjustment was recorded to properly defer previously recognized wireless data revenues that will be earned and recognized in future periods. As the amounts involved were not material to our consolidated financial statements in the current or any previous reporting period, the adjustment was recorded during the second quarter of 2010.

Total data revenue was $5,062 million and accounted for 35.7% of service revenue during the three months ended September 30, 2010, compared to $4,130 million and 30.5% during the similar period in 2009. Total data revenue was $14,260 million and accounted for 34.1% of service revenue during the nine months ended September 30, 2010, compared to $11,687 million and 29.3% during the similar period in 2009. Total data revenue continues to increase as a result of the increased penetration of data offerings, in particular for e-mail and web services resulting in part from increased sales of smartphone and other data-capable devices. As described above, the current year increase was partially offset by the one-time non-cash reduction to wireless data revenue for the nine months ended September 30, 2010. Voice revenue decreased as a result of continued declines in our voice ARPU, as discussed below, partially offset by an increase in the number of customers. We expect that total service revenue and data revenue will continue to grow as we grow our customer base, increase the penetration of our data offerings and increase the proportion of our customer base using smartphone and other data-capable devices.

Our retail service ARPU increased for both the three and nine months ended September 30, 2010, primarily due to increases in our data revenue per customer as a result of increases in our penetration of data offerings, partially offset by a continued reduction in voice revenue per customer. The decline in our service ARPU was impacted by changes in our customer mix as a result of increased reseller net customer additions. Total voice ARPU declined $2.71, or 7.6%, during the three months ended September 30, 2010, and declined $2.97, or 8.2%, during the nine months ended September 30, 2010 compared to the similar periods in 2009 due to the impact of the aforementioned changes in our customer mix as well as the ongoing impact of customers seeking to optimize the value of our voice minute bundles. Total data ARPU increased $2.61 and $2.21 during the three and nine months ended September 30, 2010, compared to the similar periods in 2009, as a result of continued growth and penetration of our data offerings, resulting in part from the above mentioned increase in sales of our smartphone and other data-capable devices.

Equipment and Other Revenue

Equipment and other revenue during the three months ended September 30, 2010 decreased by $190 million, or 8.4%, and $480 million, or 7.4%, during the nine months ended September 30, 2010, compared to the similar periods in 2009. The decreases were partially due to the sale of the Alltel Divestiture Markets, which resulted in decreases of $87 million and $103 million, respectively, during the three and nine months ended September 30, 2010 compared to the similar periods in 2009. Equipment and other revenue also decreased due to declines in gross retail customer additions, and during the three months ended September 30, 2010 was impacted by lower revenue from cost recovery surcharges as a result of a decrease in our cost recovery rate.

Operating Costs and Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2010	2009	% Change	2010	2009	% Change
Cost of service	$2,112	$1,920	10.0	$6,137	$5,751	6.7
Cost of equipment	2,997	3,184	(5.9)	8,660	8,923	(2.9)
Selling, general and administrative	4,585	4,642	(1.2)	13,890	13,759	1.0
Depreciation and amortization	1,861	1,854	0.4	5,553	5,466	1.6

Total Operating Costs and Expenses	$11,555	$11,600	(0.4)	$34,240	$33,899	1.0

Cost of Service

Cost of service during the three months ended September 30, 2010 increased by $192 million, or 10.0%, and $386 million, or 6.7%, during the nine months ended September 30, 2010, compared to the similar periods in 2009. The increase in cost of service was primarily attributable to higher wireless network costs due to increases in local interconnection cost as a result of both increased capacity needs from increases in data usage and costs incurred to transition to Ethernet facilities that will be used to enable LTE technology, as well as increases in roaming costs as a result of increased international roaming volumes, data roaming and roaming costs incurred in the Alltel Divestiture Markets. Also contributing to higher wireless network costs during the nine months ended September 30, 2010 compared to the similar period in 2009 was an increase in operating lease expense related to our network cell sites. Cost of service in the three and nine months ended September 30, 2010 also included $67 million and $142 million, respectively, and $6 million and $33 million, respectively, during similar periods in 2009, for merger integration costs related to the acquisition of Alltel.

Cost of Equipment

Cost of equipment during the three months ended September 30, 2010 decreased by $187 million, or 5.9%, and $263 million, or 2.9%, during the nine months ended September 30, 2010, compared to the similar periods in 2009, in part due to a decrease in gross retail customer additions partially offset by an increase in the average cost per unit. The sale of the Alltel Divestiture Markets resulted in decreases of $71 million and $81 million, respectively, for the three and nine months ended September 30, 2010 compared to the similar periods in 2009. Cost of equipment in the three and nine months ended September 30, 2010 also included $25 million and $83 million, respectively, and $73 million and $131 million, respectively, during similar periods in 2009, for merger integration costs related to the Alltel acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative expense during the three months ended September 30, 2010 decreased by $57 million, or 1.2%, compared to the similar period in 2009, primarily due to a $141 million reduction in expense as the result of the sale of the Alltel Divestiture Markets, and a $60 million reduction in merger integration costs related to the Alltel acquisition. These decreases were partially offset by a $175 million increase in our sales commission expense in our indirect channel as a result of increases in both contract renewals in connection with equipment upgrades and the average commission per unit as the mix of units and service plans sold continues to shift toward data devices.

Selling, general and administrative expense during the nine months ended September 30, 2010 increased $131 million, or 1.0%, compared to the similar period in 2009, primarily due to a $494 million increase in sales commission expense in our indirect channel for the reasons mentioned above as well as a $110 million increase in our non-income taxes due to both the growth in our revenues subject to fees as well as increases in the federal universal service fund rate. These increases were partially offset by a $139 million reduction in expense as a result of the sale of the Alltel Divestiture Markets, a $160 million reduction in merger integration costs related to the Alltel acquisition and a $141 million decrease in compensation related costs, excluding commissions.

Depreciation and Amortization Expense

Depreciation and amortization expense during the three months ended September 30, 2010 increased by $7 million, or 0.4%, and $87 million, or 1.6%, during the nine months ended September 30, 2010, compared to the similar periods in 2009. These increases were primarily driven by growth in depreciable assets through the third quarter of 2010.

Other Consolidated Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2010	2009	% Change	2010	2009	% Change
Interest expense, net	$(43)	$(226)	(81.0)	$(299)	$(958)	(68.8)
Interest income and other, net	22	19	15.8	62	58	6.9
Provision for income taxes	(240)	(291)	(17.5)	(988)	(733)	34.8
Effective income tax rate	5.1%	7.3%	(29.6)	7.4%	6.3%	17.6
Net income attributable to noncontrolling interest	77	76	1.3	217	213	1.9

Interest expense, net

Interest expense, net during the three months ended September 30, 2010 decreased by $183 million, or 81.0%, and $659 million, or 68.8%, during the nine months ended September 30, 2010, compared to the similar periods in 2009, primarily due to a decrease in the weighted-average amount of debt outstanding. The decrease in the weighted-average amount of debt outstanding compared to the similar periods in 2009 was primarily driven by repayments of both affiliate and external borrowings. Interest costs during the nine months ended September 30, 2009 also included fees related to the bridge facility that was entered into and utilized to complete the acquisition of Alltel.

Capitalized interest for the three and nine months ended September 30, 2010 was $213 million and $531 million, respectively, relating to capitalization of interest on wireless licenses under development for commercial services, primarily as a result of the spectrum acquired in the 700 MHZ auction.

Provision for income taxes

The effective tax rate for the three months ended September 30, 2010 compared to the similar period in 2009 decreased due to one-time tax benefits related to audit settlements and deferred tax requirements. The effective tax rate for the nine months ended September 30, 2010 compared to the similar period in 2009 increased mainly due to a tax charge of approximately $201 million for the taxable gain on the excess of book over tax basis of the goodwill associated with the Alltel Divestiture Markets, which we recorded upon the completion of the divestitures.

Net Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2010	2009	% Change	2010	2009	% Change
Net income	$4,434	$3,699	19.9	$12,306	$10,867	13.2

Net income during the three months ended September 30, 2010 increased by $735 million, or 19.9%, and $1,439 million, or 13.2%, during the nine months ended September 30, 2010, compared to the similar periods in 2009, primarily as a result of the impact of factors described in connection with operating revenue and operating expenses above.

Consolidated Financial Condition

	Nine Months Ended September 30,
(dollars in millions)	2010	2009	Change
Net cash provided by operating activities	$19,502	$16,810	2,692
Net cash used in investing activities	(4,407)	(10,328)	5,921
Net cash used in financing activities	(13,438)	(14,897)	1,459
Increase (Decrease) in cash	1,657	(8,415)	10,072

We use the net cash generated from our operations to fund network expansion and technology upgrades, repay affiliate and external debt, pay distributions to our Partners, and from time to time, make strategic investments in licenses or operating markets. We believe that internally generated funds are sufficient to meet ongoing operating and investing requirements. We expect that our capital spending, distributions to our Partners at current levels, interest payments on our debt and other general corporate expenditures will continue to be financed primarily through internally generated funds. We also have borrowing capacity under a fixed rate promissory note with an affiliate that provides daily liquidity and permits us to borrow, repay and re-borrow from time to time up to $0.8 billion.

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

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities during the nine months ended September 30, 2010 increased by $2.7 billion, or 16.0%, compared to the similar period in 2009, primarily due to an increase in changes in working capital along with increases in operating income.

Cash Flows Used In Investing Activities

Capital Expenditures

Capital expenditures continue to be our primary ongoing use of capital resources as they facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our wireless networks. We invested $6.2 billion and $5.1 billion in capital expenditures, including capitalized software, in the nine months ended September 30, 2010 and 2009, respectively. The increase in capital expenditures during the nine months ended September 30, 2010, compared to the similar period in 2009, was primarily due to increased investment in the capacity of our wireless EV-DO networks and funding the build-out of our 4G network based on LTE technology.

Dispositions

During the nine months ended September 30, 2010, we received cash proceeds of $2.6 billion in connection with the required divestitures of overlapping properties as a result of the acquisition of Alltel (see Recent Developments).

Acquisitions

On August 23, 2010, we completed our acquisition of the net assets and related customers of six operating markets in Louisiana and Mississippi in a transaction with AT&T for cash consideration of $235 million (see Recent Developments).

On January 9, 2009, we completed our acquisition of the equity of Alltel for cash consideration of $4.9 billion, net of cash acquired from Alltel.

Cash Flows Used In Financing Activities

During the nine months ended September 30, 2010 and 2009, net cash used in financing activities was $13.4 billion and $14.9 billion, respectively, which primarily included net debt repayments and distributions to our Partners as described below.

Our total debt decreased by $10.1 billion to $16.5 billion during the nine months ended September 30, 2010, compared to December 31, 2009, primarily due to the following debt repayments:

•

During the nine months ended September 30, 2010, we repaid $5.0 billion of our $9.4 billion floating rate promissory note, which was payable to Verizon Financial Services LLC (VFSL), a wholly-owned subsidiary of Verizon Communications. No borrowings remain outstanding under this note as of September 30, 2010 and this note has been cancelled.

•

During the nine months ended September 30, 2010, we repaid $4.0 billion of borrowings under a three-year term loan facility. No borrowings remain outstanding under this facility as of September 30, 2010 and this facility has been cancelled.

•

On June 28, 2010, we exercised our right to redeem all of our outstanding $1.0 billion Put/Call Floating Rate Notes due June 2011 at a redemption price of 100% of the principal amount of the notes, plus accrued and unpaid interest through the date of redemption.

Additionally, on July 28, 2010, we entered into an amendment of our affiliate $750 million fixed rate promissory note payable to VFSL, due August 1, 2010. The fixed rate note, as amended, extends the maturity date to August 1, 2013 and gives VFSL the right to cancel this note and require settlement of the aggregate unpaid principal and interest under this note on August 1, 2011 or August 1, 2012. There were no outstanding borrowings under this note as of September 30, 2010.

Distributions

As required under the Partnership Agreement, we paid aggregate tax distributions of $3,219 million and $2,396 million to our Partners during the nine months ended September 30, 2010 and 2009, respectively. In addition to our quarterly tax distribution to our Partners, our Partners have directed us to make supplemental tax distributions to them, subject to our board of representatives’ right to reconsider these distributions based on significant changes in overall business and financial conditions. During the nine months ended September 30, 2010, we made supplemental tax distributions in the aggregate amount of $500 million, which is included in the total distribution paid above. Supplemental tax distributions in the amount of $167 million, comprised of $75 million to Vodafone and $92 million to Verizon Communications, remain payable in the remaining quarter of 2010. Subsequent annual supplemental tax distributions in the amount of $667 million comprised of $300 million to Vodafone and $367 million to Verizon Communications, in each of 2011 and 2012, are scheduled to be paid in equal quarterly installments during each of those years on the same dates that the established regular quarterly tax distributions are made.

Credit Ratings

In August 2010, Standard & Poor’s placed the ratings of Verizon Communications and subsidiaries, including Cellco Partnership, on CreditWatch with negative implications. The CreditWatch includes Cellco Partnership’s ‘A’ long-term rating and ‘A-1’ short-term rating. There were no other changes to the outlooks or credit ratings of Cellco Partnership discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Cash Flows (Used in)/Provided by Financing Activities,” in our Annual Report on Form 10-K for the year ended December 31, 2009. The three primary rating agencies have identified factors which they believe could result in a ratings downgrade for Cellco Partnership in the future, including sustained leverage levels resulting from: (i) diminished wireless operating performance as a result of a weakening economy and competitive pressures; and (ii) failure to achieve significant synergies from the Alltel integration. A downgrade in our credit rating, or that of Verizon Communications, would increase our cost of obtaining financing, and could affect the amounts of indebtedness and types of financing structures and debt that may be available to us. Securities ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell, or hold securities. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Covenants

The instruments governing our external debt contain covenants that are typical for large, investment grade companies. These covenants include requirements to pay interest and principal in a timely fashion, to limit pledging and disposition of assets and mergers and consolidations, and other similar covenants.

As of September 30, 2010, we were in compliance with all of our debt covenants.

Increase (Decrease) In Cash and Cash Equivalents

Our Cash and cash equivalents at September 30, 2010 totaled $2.3 billion, a $1.7 billion increase compared to Cash and cash equivalents at December 31, 2009 for the reasons discussed above.

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

Interest Rate Risk

Our primary market risk relates to changes in interest rates, primarily on the portion of our debt that carries a floating interest rate. As of September 30, 2010 we had approximately $1.3 billion of aggregate floating rate debt outstanding. A change in the interest rate of 1.0% would change annual interest expense by $13 million.

Foreign Currency Risk

Cross Currency Swaps

We have entered into cross currency swaps designated as cash flow hedges to exchange approximately $2.4 billion of British Pound Sterling and Euro denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as mitigate the impact of foreign currency transaction gains or losses. The fair value of the cross currency swaps included in Other intangibles and other assets, net was $139 million and $315 million at September 30, 2010 and December 31, 2009, respectively. For the three and nine months ended September 30, 2010, a pretax $207 million gain and $176 million loss, respectively, on the cross currency swaps was recognized in Other comprehensive income (loss), a portion of which was reclassified to Interest income and other, net to offset the related pretax foreign-currency transaction gain or loss on the underlying debt obligations.

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

On May 8, 2009, we entered into a definitive agreement with AT&T Mobility, a subsidiary of AT&T, pursuant to which AT&T Mobility agreed to acquire 79 of the 105 Alltel Divestiture Markets, including licenses and network assets for approximately $2.4 billion in cash. On June 9, 2009, we entered into a definitive agreement with ATN, pursuant to which ATN agreed to acquire the remaining 26 Alltel Divestiture Markets, including licenses and network assets, for $200 million in cash. During the second quarter of 2010, we received the necessary regulatory approvals and completed both transactions.

Other

On August 23, 2010, the Partnership acquired the net assets and related customers of six operating markets in Louisiana and Mississippi in a transaction with AT&T for cash consideration of $235 million. These assets were acquired to enhance the Partnership’s network coverage in these operating markets. The preliminary purchase price allocation primarily resulted in $106 million of wireless licenses and $76 million in goodwill.

Regulatory and Competitive Trends

Information related to Regulatory and Competitive Trends is disclosed in Part I, Item 1. “Business” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Standards

In July 2010, the accounting standard update regarding disclosures for finance receivables and allowances for credit losses was issued. This standard update requires that entities disclose information at more disaggregated levels than currently required. We will adopt this standard update during the fourth quarter of 2010. The adoption of this standard update is not expected to have a significant impact on our consolidated financial statements.

In September 2009, the accounting standard update regarding revenue recognition for multiple deliverable arrangements was issued. This update requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor-specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact that this standard update will have on our consolidated financial statements.

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

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2010.

There were no changes in the registrant’s internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

We are a defendant in a putative nationwide class action, Demmick, et al. v. Cellco Partnership, filed May 11, 2006, in the U.S. District Court for the District of New Jersey (District Court), alleging that (i) while we charge one rate for after-allowance minutes on the primary line in our Family SharePlan and a different, higher rate on the secondary lines, we have an undisclosed policy of billing all after-allowance minutes at the higher per minute rate applicable to the secondary lines, and (ii) we improperly billed for in-network calls that should have been provided without charge to certain subscribers. On September 8, 2010, the District Court certified a nationwide “after-allowance” class with respect to plaintiffs’ Federal Communications Act (FCA) and Declaratory Judgment Act (DJA) claims, and New Jersey and Maryland classes on the breach-of-contract claims. The court also certified an “in-network” class, approving nationwide class treatment of plaintiffs’ FCA and DJA claims, and a Maryland-only class asserting claims for breach of contract and violation of the Maryland Consumer Protection Act. We have petitioned the U.S. Court of Appeals for the Third Circuit for interlocutory review of the District Court’s certification order.

Item 1A.	Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Amendment No. 9, dated as of July 28, 2010, to the Fixed Rate Promissory Note Between Cellco Partnership and Verizon Financial Services LLC dated as of September 1, 2005 (Incorporated herein by reference to Exhibit No. 10.2 to the Cellco Partnership Form 10-Q for the period ended June 30, 2010 (No. 333-160446))

10.2	Secondment Agreement between Vodafone Americas Inc. and Cellco Partnership, dated as of September 24, 2010 (Incorporated herein by reference to Exhibit No. 10.1 to the Cellco Partnership Form 8-K/A dated September 9, 2010 (No. 333-160446))

10.3	Long Term International Assignment Agreement between Vodafone Group Services Limited and Andrew Davies, effective September 29, 2010 (Incorporated herein by reference to Exhibit No. 10.2 to the Cellco Partnership Form 8-K/A dated September 9, 2010 (No. 333-160446))

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLCO PARTNERSHIP (d/b/a VERIZON WIRELESS)

Date: October 28, 2010	By	/s/ John Townsend
John Townsend
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

10.1	Amendment No. 9, dated as of July 28, 2010, to the Fixed Rate Promissory Note Between Cellco Partnership and Verizon Financial Services LLC dated as of September 1, 2005 (Incorporated herein by reference to the Cellco Partnership Form 10-Q for the period ended June 30, 2010 (No. 333-160446))

10.2	Secondment Agreement between Vodafone Americas Inc. and Cellco Partnership, dated as of September 24, 2010 (Incorporated herein by reference to Exhibit No. 10.1 to the Cellco Partnership Form 8-K/A dated September 9, 2010 (No. 333-160446))

10.3	Long Term International Assignment Agreement between Vodafone Group Services Limited and Andrew Davies, effective September 29, 2010 (Incorporated herein by reference to Exhibit No. 10.2 to the Cellco Partnership Form 8-K/A dated September 9, 2010 (No. 333-160446))

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.